Form 10-Q
period 1997-05-31
CONSERVER CORP OF AMERICA
filed 1997-07-18
CIK 1026671

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                    ---------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to ________

                           Commission File No. 0-22191
                                               -------

                        CONSERVER CORPORATION OF AMERICA
                        --------------------------------
                           (Exact Name of Registrant)

          Delaware                                               65-0675901
-------------------------------                           ----------------------
(State or Other Jurisdiction of                                (I.R.S. Employer
 Incorporation or organization                            Identification Number)

                                2655 LeJeune Rd.
                                    Suite 535
                             Coral Gables, FL 33134
                      ------------------------------------
                    (Address of Principal Executive Offices)

                                 (305) 444-3888
                                 --------------
               (Registrant's Telephone Number, Including Area Code

                                 Not Applicable
                                 --------------
              (Former Name, Former Address and Former Fiscal Year,
                          if changed Since Last Report)

                  Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes [ ]      No [ X ]

                  State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date.

            Class                                   Outstanding at July 18, 1997
        ------------                                ----------------------------
  Common Stock, $.001 par value                           6,715,404 shares

                        CONSERVER CORPORATION OF AMERICA
                         ( a development stage company)

                               INDEX TO FORM 10-Q


PART I.   FINANCIAL INFORMATION

Item 1.       Financial Statements
Condensed Balance Sheets as of August 31, 1996
         and May 31, 1997 (unaudited)..........................................................  3

Condensed Statements of Operations for the Period from March 6, 1996 (inception)
         to May 31, 1996 (unaudited), the Three and Nine Month Periods ended May
         31, 1997 (unaudited) and for the period March 6, 1996 (inception) to
         May 31, 1997 (unaudited)..............................................................  4

Condensed Statements  of Cash Flows for the Nine Month  Period ended May 31, 1997
         (unaudited) and for the period March 6, 1996 (inception) to
         May 31, 1997 (unaudited)..............................................................  5

Notes to Condensed Financial Statements........................................................  6

Item 2. Management's Discussion and Analysis
          of Financial Conditions and Results
          of Operations........................................................................  8

PART II. OTHER INFORMATION

Item 5  Other information (Change in fiscal year end).......................................... 11

Item 6  Exhibits and Reports on Form 8-K....................................................... 11

SIGNATURES..................................................................................... 12


 PART I - FINANCIAL INFORMATION
 ---------------------------------------
 ITEM 1.  FINANCIAL STATEMENTS

                        CONSERVER CORPORATION OF AMERICA
                          (a development stage company)

                            CONDENSED BALANCE SHEETS

                                                                                       August 31,       May 31,
ASSETS                                                                                    1996            1997
------                                                                                 -----------    ----------
                                                                                                      (Unaudited)
CURRENT ASSETS:
Cash and cash equivalents                                                               $2,403,588      $615,058
Advances to officers and employees                                                          17,968       120,540
Note receivable                                                                                          375,800
Other current assets                                                                        17,502        16,920
                                                                                        ----------     ---------
 Total current assets                                                                    2,439,058     1,128,318
Property and equipment, net                                                                  4,378        17,373
Costs of public offering                                                                                 406,948
Advances to distributor                                                                                  500,000
                                                                                        ----------     ---------
 TOTAL                                                                                  $2,443,436    $2,052,639
                                                                                        ==========    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
Return of subscription funds                                                               $90,000
Notes payable - current (net of $108,122 discount)                                                      $641,878
Loan from shareholder                                                                                    500,000
Accounts payable and accrued expenses                                                       79,156        36,098
Accrued interest                                                                            30,000       172,750
                                                                                         ---------     ---------
 Total current liabilities                                                                 199,156     1,350,726
Notes payable                                                                            1,000,000     1,000,000
                                                                                         ---------     ---------
 Total liabilities                                                                       1,199,156     2,350,726
                                                                                         ---------     ---------

Commitments and contingencies

STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY):
Preferred stock, par value $.01, 5,000 shares
 authorized,  none issued and outstanding
Common stock, par value $.001; 30,000,000 shares authorized;
 5,511,567 and 4,210,404  shares issued and outstanding at
 August 31, 1996 and May 31, 1997, respectively                                              5,212         4,211
Subscriptions receivable                                                                    (2,741)
Additional paid-in capital                                                               2,628,880     4,566,007
(Deficit) accumulated during the development stage                                      (1,387,071)   (4,868,305)
                                                                                         ---------     ---------
  Total stockholders' equity (capital deficiency)                                        1,244,280      (298,087)
                                                                                         ---------     ---------
 TOTAL                                                                                   2,443,436    $2,052,639
                                                                                         =========     =========

See notes to condensed financial statements.

                        CONSERVER CORPORATION OF AMERICA
                          (a development stage company)

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                            Period from    For the Three   For the Nine     Period from
                                            March 6, 1996      Months         Months        March 6, 1996
                                           (Inception) to      Ended          Ended        (Inception) to
                                              May 31,         May 31,         May 31,          May 31,
                                               1996            1997            1997             1997
                                            ---------      ---------        ---------         ---------
OPERATING EXPENSES:
Marketing and sales                                           29,251           29,251            29,251
Research and development                                      21,242           39,519            39,519
General and administrative                     46,027        502,770        1,334,381         1,792,992
Compensation charges in connection with
 issuance of options and warrants             450,000      1,545,000        1,768,000         2,675,200
                                            ---------     ----------        ---------         ---------
  Total operating expenses                    496,027      2,098,263        3,171,151         4,536,962
                                            ---------     ----------        ---------         ---------
(LOSS) FROM OPERATIONS                       (496,027)    (2,098,263)      (3,171,151)       (4,536,962)

OTHER INCOME (EXPENSE):
Interest income                                                6,625           37,354            46,095
Interest expense                                             (52,750)        (143,060)         (173,060)
Amortization of debt discount                                (78,125)        (204,378)         (204,378)
                                            ---------     ----------        ---------         ---------
  Total other income (expense)                              (124,250)        (310,084)         (331,343)
                                            ---------     ----------        ---------         ---------
NET (LOSS)                                  ($496,027)   ($2,222,513)     ($3,481,235)      ($4,868,305)
                                            =========     ==========       ==========        ==========
NET (LOSS) PER SHARE OF
 COMMON STOCK                                  ($0.12)        ($0.45)          ($0.71)
                                            =========     ==========       ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES AND COMMON
 SHARE EQUIVALENTS OUTSTANDING              4,291,133      4,952,900        4,912,733
                                            =========     ==========       ==========

See notes to condensed financial statements.

                        CONSERVER CORPORATION OF AMERICA
                          (a development stage company)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                    For the Nine          Period from
                                                                       Months            March 6, 1996
                                                                       Ended             (Inception) to
                                                                       May 31,               May 31,
                                                                        1997                  1997
                                                                     ---------             ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss)                                                         ($3,481,234)          ($4,868,305)
Adjustments to reconcile net income to net cash
 provided by operating activities:
 Depreciation and amortization                                         205,703               206,190
 Compensation expense relating to officer's
  salary                                                                95,000               160,000
 Compensation expense relating to options
  and warrants                                                       1,768,000             2,675,201
 Legal services provided by shareholder
  without charge                                                        59,700                59,700
 Changes in current assets and current liabilities:
  Advances to officers and employees                                  (102,572)             (116,701)
  Other assets                                                             582               (16,920)
  Accounts payable and accrued expenses                                 99,692               205,009
                                                                     ---------             ---------
Total adjustments                                                    2,126 105             3,172 479
                                                                     ---------             ---------
Net cash (used) by operating activities                             (1,355,129)           (1,695,826)
                                                                     ---------             ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment                                  (14,320)              (19,185)
Funds used for notes receivable                                       (375,800)             (375,800)
                                                                     ---------             ---------
Net cash (used) by investing activities                               (390,120)             (394,985)
                                                                     ---------             ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Subscriptions receivable                                                 1,374                 1,374
Repurchase of shares of common stock                                (1,800,000)           (1,800,000)
Costs of public offering                                              (406,948)             (406,948)
Legal services re: sale of common stock                                (12,707)              (12,707)
Proceeds from notes payable                                            750,000             1,750,000
Return of subscription funds                                           (90,000)
Proceeds from sale of common stock                                   1,515,000             3,174,150
                                                                     ---------             ---------
Net cash provided (used) by financing activities                       (43,281)            2,705,869
                                                                     ---------             ---------
 NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                               (1,788,530)              615,058

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                                                 2,403,588
CASH AND CASH EQUIVALENTS,                                           ---------             ---------
 END OF PERIOD                                                        $615,058              $615,058
                                                                     =========             =========

See notes to condensed financial statements.

                        CONSERVER CORPORATION OF AMERICA
                         (a development stage company)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)



(NOTE A) - Basis of Presentation and the Company:
-------------------------------------------------

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three-month and nine-month periods ended May 31, 1997 and for the period from March 6, 1996 (inception) to May 31, 1997 are not necessarily indicative of the results that may be expected for the year ending August 31, 1997.

         The balance sheet at August 31, 1996 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the audited financial statements and footnotes thereto included in the Form S-1 filed by the Company.


(NOTE B) The Company
--------------------
         Conserver Corporation of America (the "Company") is a development stage company that has the rights for the exclusive distribution of a product known as Conserver 21(TM) which can be used to retard spoilage and decay in food and flowers for commercial use in the United State and Canada. The Company was incorporated in Delaware on March 6, 1996 and has adopted a fiscal year ending August 31. The Company's activities since inception have largely consisted of organization matters, negotiating agreements and obtaining funds to finance the Company's operations and development of its marketing and business plan. In June 1997, the Company completed an initial public offering (the "Offering") in which it received approximately $8,900,000, net of offering commissions and expenses, through the sale of 2,200,000 shares of common stock at a per share price of $5.00. In July 1997, the Company's underwriter exercised its over-allotment option to purchase an aggregate of 330,000 additional shares of common stock at $5.00 per share resulting in the Company receiving an additional $1,450,000 after commissions and expenses.

(NOTE C) Summary of Significant Accounting Policies:
----------------------------------------------------
         [1] Loss per share of common stock:

         Net loss per share of common stock is based on the weighted average number of shares outstanding during the period. Common shares issued and options and warrants granted by the Company at prices less than the $5.00 Offering price during the twelve months preceding the Offering date have been included in the calculation of common and common equivalent shares outstanding as if they were outstanding since inception using the treasury stock method.

                  [2]      Stock based compensation:

         The Company accounts for employee stock based compensation including stock options under the basis of Accounting Principles Board Opinion No. 25. Disclosures required by Financial Accounting Standards Board No. 123 are to be found in Note E [2] to the financial statements in the Company's S-1.

                  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND PLAN OF OPERATION

         The following discussion and analysis should be read in conjunction with the Financial Statements and related Notes contained elsewhere in this 10-Q.

General

                  The Company, which was organized in March 1996, is in the development stage and its activities since the date of incorporation have been primarily limited to negotiating distribution arrangements, privately raising both debt and equity funding, product testing and recruiting management personnel. The Company has received the exclusive license to import, promote, distribute, market, sell and otherwise commercially exploit Conserver 21(TM) in the United States and Canada, and holds the exclusive option and right of first refusal to exercise such rights throughout the world. In June 1997, the Company completed an initial public offering (the "Offering") in which it received approximately $8,900,000, net of offering commissions and expenses, through the sale of 2,200,000 shares of common stock at a per share price of $5.00. In July 1997, the Company's underwriter exercised its over-allotment option to purchase an aggregate of 330,000 additional shares of common stock at $5.00 per share resulting in the Company receiving an additional $1,450,000 after commissions and expenses.


Business Strategy

         The Company believes that there are significant opportunities to provide technologies and services which can retard spoilage and decay in fruits, vegetables and flowers during the course of storage and transportation from point of packing to point of retail sale. The Company intends to market Conserver 21(TM) and will provide services to oversee the proper use of Conserver 21(TM) in the packing and transportation of such fruits, vegetables and flowers.

Results of Operations

         The Company has a limited operating history upon which an evaluation of its performance and prospects can be made. During the period from March 6, 1996 (date of incorporation) to May 31, 1997, the Company's activities were primarily limited to organizational efforts and privately raising capital to defray its organizational expenses and the development of its business plan. During such period the Company had no revenues and incurred a net loss of $4,868,305. Included in the net loss were (i) non-cash compensation charges of $2,675,200 recorded in connection with the value attributed to options and warrants issued by the Company; (ii) non-cash compensation charges of $160,000 for services to the Company contributed by Charles H. Stein, its President and Chief Executive Officer; (iii) a charge of $204,378 related to amortization of debt discount created by the value attributed to shares of Common Stock issued to holders of convertible debentures and (iv) accrued interest expense of $173,000 on convertible notes. Through May 31, 1997, the Company has spent approximately $1,702,000 to fund its operations, such expenditures consisting primarily of travel expenses, salaries and professional and consulting fees.

Liquidity and Capital Resources

                  Since its date of incorporation, the Company has relied primarily upon privately raised debt and equity funding to fund its operations. From March 1996 through November 1996, the Company raised $3,172,000 through the private placement of common stock at a purchase price of $5.00 per share and in June 1997 the Company completed an initial public offering in which it received approximately $8,900,000, net of offering commissions and expenses, through the sale of 2,200,000 shares of common stock at a price of $5.00 per share. An additional $1,450,000, net of commissions and expenses, was received by the Company in July 1997 at which time the Company's underwriter exercised its over-allotment option to purchase an aggregate of 330,000 additional shares of common stock at $5.00 per share.

          In May 1996, the Company issued a convertible debenture to the SES Family Trading and Investment Partnership, L.P. ("SES") in the aggregate principal amount of $1,000,000. Pursuant to the terms of such debenture, as amended, interest accrued at the rate of 12% per annum, with principal and interest paid out of the net proceeds of this Offering. The Company and SES agreed to amend the terms of the debenture to eliminate the conversion rights contained therein which the Company estimates would have entitled such holder to receive in excess of 2,000,000 shares of Common Stock upon conversion. Instead, SES and its affiliate received warrants upon the completion of the Offering to purchase 550,000 shares of common stock at an exercise price of $2.00 per share, exercisable for a period of 6 years commencing one year from the date of issuance. The Company expects to record non-cash compensation charges of approximately $2,040,000 in connection with the value attributed to the issuance of such warrants.

         In September and November 1996, the Company issued convertible debentures in the aggregate principal amounts of $600,000 and $150,000, respectively. Principal and accrued interest at a rate of 10% per annum, is payable on the one year anniversary of the date of issuance. The holders of the debentures may elect to convert, at any time, all unpaid principal and accrued interest into shares of Common Stock at a rate of $5.00 per share. In addition, the holders of the debentures aggregating $150,000 issued in November 1996 were given the right to elect to be paid in full after the completion of the Offering.

         In October and November 1996, the Company repurchased 1,366,667 shares of Common Stock from Conserver Investments, S.A., an unaffiliated company, for an aggregate purchase price of $1,800,000.

         The provisions of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" ("FAS 123") became effective for the Company's first fiscal year-end. Pursuant to the choice afforded it in FAS 123, the Company has elected to report under the basis of Accounting Principles Board Opinion No. 25. Disclosures required by the Company's election may be found in Note E (2) of the financial statements included in the Company's Form S-1 filed on June 5, 1997.

         The Company is in the development stage and its operations are subject to all of the risks inherent in the establishment of a new business enterprise, including the need to obtain financing, lack of revenues and the uncertainty of market acceptance of its business. The Company has not as yet derived any revenues from operations and has incurred losses since inception. Its accumulated deficit at May 31, 1997 was $4,868,305. No operating revenues are anticipated until such time, if ever, as the Company can demonstrate the commercial viability of its Conserver 21(TM)Program. The Company currently has no orders and there can be no assurance that potential customers will be willing to incur the costs of the Conserver 21(TM) Program. In addition, the use of Conserver 21(TM) in a post-harvest quality maintenance assurance program such as the Conserver 21(TM) Program has not yet been demonstrated on a commercial basis outside of Spain. There can be no assurance regarding whether or when the Company will successfully implement its business plan or operate profitably.

         The Company currently estimates that the net proceeds from the Offering will be sufficient to meet the Company's liquidity and working capital requirements, including additional expenditures for inventory purchase (including the repayment of $500,000 plus interest accrued at 10% to James Stanton, a director of the Company, for a loan made on behalf of the Company to Agrotech pursuant to the Distribution Agreement for the prepayment of these purchases), leasing new office space, warehouse space, and establishing a laboratory facility, for a period of at least 24 months following the consummation of the Offering. The continued expansion and operation of the Company's business beyond such 24 month period may be dependent on its ability to obtain additional financing. In the event the Company's plans change, its assumptions prove to be inaccurate or the net proceeds of the Offering together with the privately raised funds prove to be insufficient to fund operations (as a result of future charges in the industry, general economic conditions, unanticipated increases in expenses or other factors) the Company may be required to seek additional financing. Any additional equity financing may be dilutive to stockholders and debt financing, if available, will likely include restrictive covenants, including financial maintenance covenants restricting the Company's ability to incur additional indebtedness and pay dividends. The Company has no current arrangement with respect to, or sources of, additional financing and there can be no assurance that any needed financing would be available to the Company on acceptable terms, or at all. The Company's ability to obtain additional financing will depend upon, among other things, the willingness of financial organizations to participate in funding and the Company's financial condition and results of operations.

         The Company's future performance will be subject to a number of business and other factors, including those beyond the Company's control, such as economic downturns and changes in the marketplace, as well as the level of competition and the ability of the Company to successfully implement its business strategy and effectively monitor and control its costs. Further, there can be no assurance that the Company will be able to generate significant revenues or achieve profitable operations.

       Certain statements in this Quarterly Report on Form 10-Q are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and involve known and unknown risk, uncertainties and other factors that may cause the Company's actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward looking statement. Factors that impact such forward looking statements include, among others, changes in worldwide general economic conditions, changes in interest rates, currency rates and worldwide competition.




ITEM 1 - LEGAL PROCEEDINGS

                                    None

ITEM 2 - CHANGE IN SECURITIES

                                    None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

                                    None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                    None

ITEM 5 - OTHER INFORMATION

         The Company on July 15, 1997 determined to change its fiscal year end to June 30. The transition period will be filed on Form 10-K for the year ended June 30, 1997.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         Financial Data Schedule - Exhibit 27

                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                CONSERVER CORPORATION OF AMERICA


Dated:______________________________              By: /s/ Charles Stein
                                                      -----------------
                                                  Charles Stein, Chairman and
                                                  Chief Executive Officer



                                                  By: /s/ Miles R. Greenberg
                                                      ----------------------
                                                  Miles R. Greenberg, Chief
                                Financial Officer