Form 10-K
period 1997-06-30
CONSERVER CORP OF AMERICA
filed 1997-10-14
CIK 1026671

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                ----------------
                                    FORM 10-K
(Mark One)

/X/ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended June 30, 1997

                                       OR

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _____________ to ____________

                         Commission file number 0-22191

                        CONSERVER CORPORATION OF AMERICA
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

               Delaware                               65-0675901
    -------------------------------               -------------------
    (State or Other Jurisdiction of                (I.R.S. Employer
     Incorporation or Organization)               Identification No.)

                           3250 Mary Street, Suite 405
                             Coconut Grove, FL 33133
                    ----------------------------------------
                    (Address of Principal Executive Offices)

                                  305-444-3888
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:

                                                    Name of Each Exchange
          Title of Each Class                        on Which Registered
  ----------------------------------           -------------------------------
    Common Stock, $0.001 par value                  Nasdaq SmallCap Market

        Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by Check Mark whether the Issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes /X/ No / /

         Indicate by Check Mark if there is disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. / /

The aggregate market value of voting stock held by non-affiliates as of September 30, 1997 was $40,411,833.

The number of shares of Common Stock, $0.001 par value, outstanding as of September 30, 1997 was 6,793,404.

               DOCUMENTS INCORPORATED BY REFERENCE: Not Applicable

                                ----------------

================================================================================

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----

Item 1.  Business.........................................................   1
          The Company.....................................................   1
          Conserver 21[TM]................................................   2
          Proposed New Line Of Business and New Business Opportunities....   7
          Insurance.......................................................  11
          Employees.......................................................  11

Item 2.  Properties.......................................................  12

Item 3.  Legal Proceedings................................................  12

Item 4.  Submission of Matters to a Vote of Securities Holders............  12

Item 5.  Market for Common Equity and Related Stockholder Matters.........  13

Item 6.  Selected Financial Data..........................................  14

Item 7.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations...........................................  14
          Overview........................................................  14
          Change in Fiscal Year...........................................  16
          Results of Operations...........................................  17
          Liquidity and Capital Resources.................................  19
          Accounting Pronouncements.......................................  22
          Subsequent Events...............................................  23
          Factors That Could Affect Operating Results.....................  28

Item 8.  Financial Statements.............................................  32

Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure.............................................  33

Item 10. Directors and Executive Officers of the Registrant...............  33
         Compliance with Section 16(A) Of The Securities Exchange
         Act Of 1934......................................................  35

Item 11. Executive Compensation...........................................  36
         Summary Compensation Table.......................................  36
         Employment Agreement.............................................  36
         Option Grants For the Ten Months Ended June 30, 1997.............  37

Item 12. Security Ownership of Certain Beneficial Owners and Management...  37

                                                                           Page
                                                                           ----

Item 13.  Certain Relationships and Related Transactions..................  40

Item 14.  Exhibits, Financial Statement & Schedules, and Reports on
          Form 8-K........................................................  42

SIGNATURES................................................................  45

Report of Independent Auditors............................................ F-2

Financial Statements...................................................... F-3

This Annual Report on Form 10-K contains forward-looking statements. Additional written and oral forward-looking statements may be made by the Company from time to time in Securities and Exchange Commission ("SEC") filings and otherwise. The Company cautions readers that results predicted by forward-looking statements, including, without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, capital needs, interest costs, and income are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements due to risks and factors identified from time to time in the Company's filings with the SEC including those discussed in this Report.


                                     PART I

Item 1.  Business

The Company

         Conserver Corporation of America (the "Company") is a development stage company incorporated under the laws of the State of Delaware on March 6, 1996.

         The Company holds the exclusive right to promote, import, distribute, market, sell and otherwise commercially exploit Conserver 21[TM], a non-toxic product which can be used to retard spoilage and decay in food and flowers, in the United States and Canada. The Company also holds an option and a right of first refusal to exercise such rights throughout the world.

         As a development stage company, the Company's activities since its inception have been primarily focused on raising both debt and equity financing (public and private), recruiting management personnel, testing, developing and exploiting Conserver 21[TM] and negotiating distribution and other arrangements. The Company has incurred losses since its inception, and, as of June 30, 1997, the Company had yet to derive any revenues from its operations. Its accumulated deficit at June 30, 1997 was $9,949,138, which included $5,902,307 of non-cash compensation charges related to the value attributed to stock options and warrants issued by the Company.

         From March 1996 through November 1996, the Company raised capital necessary for its business development through debt and equity private placements. In June 1997, the Company completed an initial underwritten public offering (the "Offering") in which it received net proceeds of approximately $8,900,000 from the sale of 2,200,000 shares of its common stock, $0.001 par value (the "Common Stock"), at a per share price of $5.00. In July 1997, the Company's underwriter exercised its over-allotment option to purchase an aggregate of 330,000 shares of Common Stock at $5.00 per share resulting in the Company receiving additional net proceeds of $1,448,000. Aggregate net proceeds to the Company from the Offering amounted to $10,348,000. Also in connection with the Offering, the Company sold to the underwriters, for nominal consideration, Underwriters' Warrants to purchase 220,000 shares of Common Stock exercisable for a period of four years at $8.25 per share.

         Subsequent to the Company's fiscal year end, the Company announced in August 1997 that it was considering diversifying beyond its sole line of business of marketing, distributing and otherwise commercially exploiting Conserver 21[TM] (the "Principal Line of Business") and was exploring a possible new line of business in the hotel and casino industry (the "New Line of Business"). In connection with the New Line of Business, and subject to the receipt of requisite approval by the Company's stockholders, the Company has (i) entered into an agreement to acquire certain rights to develop a hotel and casino project in Yuzhno-Sakhalinsk on the Sakhalin Island of the Russian Federation (the "Sakhalin Project"), located 20 minutes by air from Sapporo, Japan, (ii) entered into an agreement with Dato' David Chiu to provide certain development services with respect to the Sakhalin Project, (iii) reached an agreement to manage certain hotels of Dorsett Hotels and Resorts International, including hotels presently operating or being developed in the United States, Bali, Australia, Canada, Cambodia, Malaysia and Thailand, and (iv) entered into several other related agreements (collectively, the "New Business Opportunities"). The agreements, if approved by the Company's stockholders, provide for the issuance by the Company, under certain circumstances and subject to the completion of certain terms and obligations thereunder, of up to 5,500,000 million shares of Common Stock and options to purchase 600,000 shares of Common Stock. In addition to the direct issuance of shares of the Company's Common Stock in connection with the proposed transactions, the Company anticipates funding the cash portion of the initial capital required for the proposed New Line of Business and New Business Opportunities with the proceeds from the sale of additional Common Stock and/or other securities of the Company in private offerings. Both the proposed New Line of Business and New Business Opportunities are subject to receipt of requisite stockholder approval. (See "Item 1. Proposed New Line of Business and New Business Opportunities".)

Conserver 21[TM]

         The Product. Conserver 21[TM] is a non-toxic product composed of sepiolite and mineral salt which can be used to retard spoilage and decay in food and flowers. When placed in a storage or transport area with fresh fruit, vegetables and flowers, it adsorbs gases, most notably ethylene, detrimental to the preservation of food and also stimulates the creation of carbon dioxide and water vapors. This combination of ethylene removal, which helps delay the food maturation process, and the increase in carbon dioxide and water vapors, which enhances the produce's natural ability to remain vital, produces a beneficial environment for post-harvest life extension. Conserver 21[TM] is not applied directly to the fruits, vegetables or flowers or into the environment.

         Conserver 21[TM] is manufactured in the form of cylindrical granules and is currently available in two packaged forms: filters and packets. The packaging criteria for Conserver 21[TM] is critical to the effectiveness of the product. Conserver 21[TM] packets are designed to be placed in boxes or crates containing the produce or flowers being stored or shipped. The granules within the packets are activated by the gases emitted by the ripening produce or flowers. Conserver 21[TM] filters are designed to be placed in front of the vents of air conditioning or ventilation systems of storage areas and transport vehicles so that the gases emitted by fruits, vegetables and flowers can be adsorbed. Each filter provides the effective coverage for the volume equivalent of a 20 foot container, or approximately 30 cubic meters. Generally, filters may be attached to air vents through the use of a universal bracket, and do not require any change to the existing air conditioning or ventilation equipment.

         Based on the Company's testing, properly packaged Conserver 21[TM] products may be stored for up to 12 months in their original sealed packaging, and once opened, the products retain their effectiveness for up to 30 days, depending on the particular environment in which the products are being used.

         Marketing Strategy and Efforts. The Company believes that there are significant opportunities to provide technologies and services which can retard spoilage and decay in fruits, vegetables and flowers during the course of storage and transportation from point of packing through retail sale, provided that the product is competitively priced and properly packaged. The Company is currently marketing Conserver 21[TM] products to selected supermarkets, restaurants and other retailers, distributors and growers. Marketing efforts to date have focused primarily on the sale of the Conserver 21[TM] packets. As part of the Company's marketing strategy, technical representatives will oversee the proper use of Conserver 21[TM] in the packaging and transportation of clients' produce and flowers.

         Initial marketing efforts of the Conserver 21[TM] packets in the United States have indicated that the Company needs to renegotiate the terms of its Distribution Agreement (as defined herein) with Agrotech 2000 S.L., a Spanish company ("Agrotech") that manufactures and packages Conserver 21[TM] and whose principal stockholder is the developer of Conserver 21[TM], and to improve the packaging of the Conserver 21[TM] packets. The Company is currently in discussions with Agrotech with a view to reduce the pricing arrangements regarding the Conserver 21[TM] packets and to modify the manufacturing arrangements so that all packaging is done in the United States. Management of the Company is currently in discussions with a U.S.-based company which specializes in packaging products comparable to Conserver 21[TM], and has identified other U.S.-based packaging plants capable of packaging Conserver 21[TM]. Estimated packaging costs provided by these entities indicate that the Company would be able to reduce the wholesale costs of the Conserver 21[TM] packets if the product were packaged in the United States. Management believes that this cost reduction even if partially offset by an increase in the royalty percentage to be paid to Agrotech would enable the Company to competitively price the packets at a level that would be profitable to the Company. There can be no assurance, however, that the Company will be able to successfully renegotiate the Distribution Agreement on more favorable terms or enter into a packaging arrangement with a third party to its satisfaction. Under such circumstances the Company would have to shift its initial marketing efforts and focus on the sale of the Conserver 21[TM] filters. There can be no assurance that the Company would be able to successfully implement this revised marketing strategy. Any sustained impairment of the Company's ability to market Conserver 21[TM] could significantly delay or materially impair the Company's ability to commercialize Conserver 21[TM].

         Conserver 21[TM] Distribution Agreement. The Company's distribution and marketing rights for Conserver 21[TM] are derived from a distribution agreement entered into in March 1997 (the "Distribution Agreement") with Agrotech. Agrotech holds the patent rights to Conserver 21[TM]. The Company's rights under the Distribution Agreement specifically cover the United States and Canada and include an option and a right of first refusal for any other territory throughout the world. The Company has reached an agreement in principle to form a joint venture, whereby the Company would hold a 51% interest, to market Conserver 21[TM] in Canada. The Company has also begun initial market and product testing in Canada. In addition to marketing Conserver 21[TM] in the United States and Canada, the Company is also exploring opportunities to market and distribute Conserver 21[TM] in Japan and Israel. (See "Potential International Markets" below.)

         The Distribution Agreement automatically extends through March 2022 and is renewable for subsequent annual periods and may be terminated by either party by written notice 90 days prior to the end of any term. The Distribution Agreement (i) will be terminated automatically in case of the insolvency or bankruptcy of one of the parties; or (ii) may be terminated by either party for the substantial breach of any material provision by the other party if the breaching party has not cured such breach within 30 days of written notice thereof. Under the terms of the Distribution Agreement, the Company will be deemed to have accepted without reservation, all Conserver 21[TM] products delivered by Agrotech, unless claims for alleged shortages or defects are made in writing by the Company and delivered to Agrotech as soon as discovered, and in any event not later than 15 days in the case of shortages, and 30 days in the case of defects, after the date of delivery to the Company.

         The Distribution Agreement requires the Company to purchase a minimum of $2,000,000 of Conserver 21[TM] products by April 1998 (the "Initial Volume Commitment") and thereafter to continue to meet mutually agreed upon minimum annual purchase goals. The purchase by the Company of the Conserver 21[TM] packets and filters from Agrotech is at a fixed per-unit price. The Company is also required to pay Agrotech a 4% royalty on net revenues derived from the Company's sales of Conserver 21[TM]. Should the Company fail to meet the minimum annual volume commitments established for any period, Agrotech may sell Conserver 21[TM] to other customers in the United States and Canada after 90 days' written notice to the Company.

         The Distribution Agreement requires the Company to make loans to Agrotech of up to $1,500,000 for the enhancement of Agrotech's manufacturing capacity. Interest for the loan would be based on the one-year interest rate for Spanish Pesetas published in the Financial Times on the nearest business day following each anniversary date of the Distribution Agreement. Under the terms of the Distribution Agreement, the first $1,000,000 of such loan is repayable over a three-year period as an offset against Conserver 21[TM] purchases by the Company in excess of $2,000,000 annually and the balance of any such loan is payable out of royalties which may be due Agrotech from such sales over a three- to four-year period. As of June 30, 1997, the Company had advanced Agrotech $1,000,000 (the "Agrotech Loan") under the terms of the Distribution Agreement. Delivery of the initial $500,000 of the Agrotech Loan was advanced on behalf of the Company by Mr. James V. Stanton, Vice-Chairman and director of the Company, in May 1997 at an interest rate of 10% per annum. In June 1997, the Company repaid the $500,000, together with accrued interest of $5,600, from the proceeds of the Offering.

         Due to the current uncertainty as to the outcome of the renegotiation of the Distribution Agreement with Agrotech and recent limitations with Agrotech's current packaging of the Conserver 21[TM] product, management of the Company believes that exceeding the Initial Volume Commitment necessary to offset the Company's purchases from Agrotech against the Agrotech Loan is remote. Accordingly, for the ten months ended June 30, 1997, the Company established a reserve equal to the Agrotech Loan. Under the terms of the Distribution Agreement, the Company may be obligated to extend an additional loan of $500,000 to Agrotech. Due to the current renegotiations, the Company cannot determine at the present time whether any additional loans, under the terms of the Distribution Agreement, will be made or whether any offsets under the Distribution Agreement will be available.

         Potential International Markets. As part of the Company's effort to exploit international markets, it is developing strategic alliances primarily to market and distribute Conserver 21[TM] outside the United States.

         The Company has commenced market and product testing of Conserver 21[TM] in Canada. The Company has reached an agreement in principle with Thomas Smyth and Robert D. Morrison to form a Canadian joint venture to market Conserver 21[TM] in Canada, whereby the Company would hold a 51% interest. The Company intends to grant the Canadian joint venture a license to market, sell and otherwise commercially exploit Conserver 21[TM] in Canada and in the states of Washington and Alaska. The Company has begun its initial market and product testing in Canada.

         As of August 20, 1997, the Company entered into a memorandum of understanding with an individual to develop a joint venture to sell Conserver 21[TM] products in Israel, pursuant to which the Company would hold a 50% interest in the joint venture. The Company is also in preliminary discussions with a Japanese entity regarding a distribution arrangement in Japan.

         The foregoing agreements represent agreements in principle and are not binding. There can be no assurance that the Company will successfully negotiate definitive agreements relating to any joint ventures, or if definitive agreements are executed, whether the Company's joint venture partners will be successful in distributing the Conserver 21[TM] product in each of their respective markets.

         Risk of Loss of Exclusivity Arrangement, Dependency on a Single Supplier. Should the Company fail to meet its obligations including the Initial Purchase Commitment or subsequent purchase commitments under the Distribution Agreement, the Company could lose its exclusive right to sell Conserver 21[TM] in the United States and Canada, which would materially adversely impact the development of the Company's business for Conserver 21[TM]. If the Distribution Agreement were to terminate as a result of a material breach by either party to the agreement, the Company would not be able to distribute Conserver 21[TM] products, and accordingly, the Company could be without its current principal line of business of distributing Conserver 21[TM] products and its results of operations could be materially adversely impacted.

         Currently, the Company is dependent on Agrotech as the sole supplier of Conserver 21[TM] for the manufacture, supply and quality of the Conserver 21[TM] products. The Company experienced some limitations in the variety and quality of the packaging available from Agrotech. If the Company is unable to renegotiate the terms of the Distribution Agreement with Agrotech, there can be no assurance that Agrotech will be able to supply the necessary packaging of Conserver 21[TM] in order for the Company to properly market the Conserver 21[TM] packets in the United States and Canada.

         Competition. Many of the Company's competitors have substantially greater financial, personnel and other resources than the Company as well as more experience in the marketing and selling of post-harvest life extension products. There can be no assurance that Conserver 21[TM] will gain commercial acceptance or establish any meaningful market share. Furthermore, any such market share, if and when achieved, could be lost or reduced by enhanced competition or the emergence of new and more effective preservation technologies.

         There are several methods used today to extend the post-harvest life of fruits, vegetables and flowers. The most commonly used are ethylene "adsorbers," modified atmosphere packaging, controlled atmosphere systems and gamma irradiation. In addition, ultraviolet lamps are sometimes used to control bacteria and mold in refrigerated storage.

         Ethylene adsorbers reduce the amount of ethylene in the atmosphere surrounding produce, by adsorbing the ethylene being released by the produce. These products adsorb or "scrub" ethylene until they reach their point of saturation.

         Modified atmosphere packaging involves changing the mixture of gases (usually nitrogen and carbon dioxide) in the atmosphere in which fruits, vegetables and flowers are stored or shipped to prevent the growth and spread of mold. In a typical modified atmosphere system, gases are introduced to control the enzyme systems that cause tissue respiration.

         Controlled atmosphere systems maintain a pre-defined mixture of poisonous gases in the atmosphere surrounding fruits or vegetables, by constantly measuring and replenishing the component gases as needed.

         Gamma irradiation in carefully controlled dosages can be effective in controlling decay and insect infestations on such produce as papayas, mangos, bananas, pineapples and grapefruits. Commercial application of gamma irradiation is limited due to the cost and size of the equipment required for the treatment, as well as public reluctance to purchase and consume irradiated foods.

         Regulatory Requirements. The Company's intended utilization of Conserver 21[TM] to adsorb gases in storage or transport containers filled with fruits, vegetables and flowers will result in the natural production of carbon dioxide, which will have the effect of retarding the growth of microorganisms and fungi also present in such containers. The Company's believes that its proposed use of Conserver 21[TM] does not currently subject it to any material federal, state, or local regulatory approvals.

         Based on its review of other applicable regulations, the Company believes that Conserver 21[TM] is not subject to United States Department of Transportation hazardous materials requirements which regulate the transport of certain hazardous substances, nor is it subject to United States Food and Drug Administration requirements. In addition, based upon written confirmation from the United States Environmental Protection Agency that Conserver 21[TM] is not deemed a "pesticide," the Company is not subject to the rules and regulations of the EPA nor the provisions of the Federal Insecticide Fungicide and Rodenticide Act.

         There can be no assurance, however, that future regulatory approvals will not be required in the United States, leading to unanticipated expenses and delays inherent in the regulatory process.

         The Company has not undertaken any investigation as to the applicable requirements that may be imposed by regulatory agencies in other jurisdictions in which the Company plans to conduct business, including Canada, Japan and Israel. There can be no guarantee that applicable regulatory requirements and legal restrictions will not cause a delay in the Company's ability to commercially exploit Conserver 21[TM] in such other jurisdictions.

Proposed New Line Of Business and New Business Opportunities

         At a Special Meeting of Stockholders, which the Company anticipates to be held during December 1997, the Company's stockholders will be asked to consider and vote on a proposal which would result in the Company diversifying beyond its Principal Line of Business and entering into the New Line of Business in the hotel and casino industry, specifically involving the New Business Opportunities to acquire an interest in, and to develop and manage, the Sakhalin Project and to provide management services for other hotels.

         Sakhalin Agreement. In connection with the Sakhalin Project, the Company entered into an agreement dated as of August 12, 1997, and amended September 9, 1997 (as amended, the "Sakhalin Agreement"), subject to receipt of requisite approval by the Company's stockholders, with Sakhalin Trading and Investments Limited ("SGTI") and Sovereign Gaming and Leisure Limited ("Sovereign"), each a limited liability company organized under the laws of Cyprus, pursuant to which the Company would acquire: (i) all of the share capital of SGTI, which includes (a) all of SGTI's rights and interest in a project to develop the Sakhalin Project, and (b) SGTI's ownership interest in 50% of the shares of Sakhalin City Centre Limited ("SCC"), a closed joint stock company incorporated under the laws of the Russian Federation, which, in turn, holds certain rights, including a guarantee by the city of Yuzhno-Sakhalinsk to issue a gaming license to SCC and (ii) all rights and interest to or in the Sakhalin Project held by Sovereign, including certain operating and project management agreements with respect to the Project (collectively, the "Shares and Rights").

         In consideration of the Shares and Rights, the Company is required under the terms of the Sakhalin Agreement, as amended, to pay to SGTI and its stockholders (i) an initial payment of $500,000, which has been paid, (ii) $1,000,000 payable by October 15, 1997, (iii) $1,500,000 payable by October 31, 1997 and (iv) an aggregate of 1,538,462 shares of the Company's Common Stock (valued for the purpose of the Sakhalin Agreement at an aggregate of $10,000,000 or $6.50 per share) (collectively, the "Purchase Price"). The Company's Common Stock was trading at $6.125 per share on the date of execution of the Sakhalin Agreement. Upon completion of the Company's due diligence, should the Company conclude for any reason that it does not wish to proceed with the Sakhalin Project and the transactions contemplated under the Sakhalin Agreement, the Company has the right to convert any cash portion of the Purchase Price then delivered to SGTI into shares of SGTI at a conversion rate of one ordinary share of SGTI for each $30.00 so delivered (SGTI currently has 230,000 shares outstanding). An investment in SGTI will likely be illiquid and there can be no assurance that the Company will recoup any cash paid under the Sakhalin Agreement. The Sakhalin Agreement further provides that, upon request of the Company, Sovereign agrees to become project manager during the construction phase of the Sakhalin Project, subject to agreement on reasonable compensation for such services, which shall not exceed 5% of the construction cost of the Project or $5,000,000, whichever is less.

         In connection with the execution of the Sakhalin Agreement and with the Company's approval, SGTI acquired 15% of the share capital of SCC from certain shareholders resulting in SGTI owning 65% of the share capital of SCC. In consideration for this exchange, the Purchase Price payable by the Company for the shares of SGTI under the Sakhalin Agreement will increase by 461,538 shares of the Company's Common Stock. Including this transaction, aggregate total consideration for the Shares and Rights payable by the Company to SGTI and its shareholders will be $3,000,000 and 2,000,000 shares of the Company's Common Stock. Furthermore, it is the Company's understanding that the $3,000,000 cash portion of the Purchase Price paid to SGTI will be used by SGTI as a loan to SCC (in which SGTI holds a 65% interest) for the initial development and costs for the Sakhlain Project.

         Development Services Agreement. On October 2, 1997, the Company has entered into an agreement (the "Development Services Agreement") with Dato' David Chiu ("Chiu"), pursuant to which the Company, subject to approval by its stockholders and subject to the Company acquiring all of the shares of SGTI (which would result in the Company owning 65% of the share capital of SCC), would as described below transfer to Chiu 38.46% of the share capital of SGTI and would issue to Chiu a share of convertible preferred stock which would convert, under certain specified conditions and circumstances, into 1,500,000 shares of Common Stock. The Development Services Agreement provides that Chiu will provide certain development services to the Company in connection with the Sakhalin Project, including using his best efforts to procure or secure the necessary debt financing and guarantees (on behalf of the Company and its subsidiaries and affiliates) for the complete turnkey construction of the Sakhalin Project which financing is to be on mutually acceptable terms. Construction of the Sakhalin Project is currently estimated at US$100 million. The shares of Common Stock and the shares of SGTI to be issued to Chiu in consideration for his services will be issued on the date of mutual execution by the Company or its nominated affiliate of a legally enforceable and binding agreement from a lender, the terms of which are acceptable to the Company, SGTI and SCC, to provide the financing. If the financing is not realized as contemplated pursuant to the Development Services Agreement, the Company and the other investors in the Sakhalin Project would be required to obtain additional financing on behalf of SCC from a variety of sources, including borrowings under bank credit facilities, sales of securities and placement of term debt, to construct the hotel and casino.

         Chiu has also agreed that he shall not for a period of three years from the date of issuance or transfer, as applicable, of the shares received under the Development Services Agreement, voluntarily or involuntarily, directly or indirectly, sell, contract to sell, grant a right to purchase, exchange, mortgage, pledge, hypothecate, give, bequeath, transfer, assign, encumber, alienate or in any other way whatsoever dispose of (hereinafter collectively called "transfer") any of such shares, including any options and warrants with respect to such shares, received by way of dividend or upon an increase, reduction, substitution or reclassification or combination of stock of the Company or upon any reorganization of the Company, as applicable. Notwithstanding any of the foregoing, Chiu may transfer the shares to any affiliate, subject to the Company's consent, which consent shall not be unreasonably withheld. Chiu also agreed that until three years from the issuance date of such shares to give the Company an irrevocable proxy, with full power of substitution, to vote on all matters as the Company deems appropriate, with respect to the shares at all meetings of the stockholders of the Company and by means of any written consent of stockholders with respect to all matters. The Company has designated Charles H. Stein, the Chairman, President and Chief Executive Officer of the Company as the authorized person to exercise the aforementioned voting rights on behalf of the Company, until such time as the Mr. Stein is incapacitated to act. Furthermore, the Development Services

Agreement provides that, in the event that Chiu wishes to sell all or any part of the shares after the three year period described above, the Company shall have the first option to purchase all or any part of the shares from Chiu. Chiu agreed to give the Company written notice thereof of its intent to sell any or all of the shares. The Company has a right to purchase said shares at a price equal to the (i) closing price per share as reported on the Nasdaq (as reported in the Wall Street Journal) on the date written notice is given to the Company or (ii) the price offered to Chiu by an unaffiliated third party (not a competitor of the Company) in an irrevocable and unconditional bona fide written offer (the "Bona Fide Offer"), as applicable. The Company has the right to purchase all or a portion of the shares by giving Chiu written notice no later than 10 business days after written notice is provided to the Company. In the event that the Company fails to exercise its option, Chiu has the right to sell the shares to such third party at the price offered to the Company without any further obligations to sell the shares to the Company. If, however, any or all of the shares are not sold pursuant to the Bona Fide Offer within 30 days from the receipt by the Company of Chiu's notice of intent to sell, the unsold shares shall remain subject to the terms of the Development Services Agreement.

         Consummation of Sakhalin Agreement and Development Services Agreement. Assuming consummation of each of the transactions contemplated above, the Company and Chiu would own through their respective shares in SGTI, a 40% and 25% interest in SCC, respectively, and the remaining 35% of the interests would continue to be held 20% by the City of Yuzhno-Sakhalinsk and 15% by the Sakhalin Oblast (the regional government).

         Proposed Pledge Agreement. In connection with the transactions contemplated by the Sakhalin Agreement, Brian J. Bryce (through the Jasmine Trustee Ltd.), Jay M. Haft and James V. Stanton, directors of the Company, have agreed to enter into a pledge agreement with the Company that in the event the proposal relating to the New Line of Business and New Business Opportunities is not approved by the stockholders of the Company at the Special Meeting of Stockholders, the Company would transfer all of its rights and obligations under the Sakhalin Agreement to such directors, subject to the directors reimbursing the Company for certain costs and expenses incurred by the Company relating to the Sakhalin Project, including the $500,000 initial payment under the Sakhalin Agreement. These obligations would be secured by a specified amount of shares of Common Stock of the Company owned, either directly or beneficially, by such directors. This matter was approved by the Board of Directors at its meeting held on September 10, 1997.

         Sakhalin Casino Consulting Agreement. Effective as of August 14, 1997, the Company entered into an agreement (the "Casino Consulting Agreement"), subject to the receipt of the requisite approval from the Company's stockholders (the "Commencement Date"), with Star Casinos Limited, a limited liability company organized under the laws of Cyprus (the "Consultant"), whereby the Consultant has agreed to provide consulting and technical services to the Company and any affiliated entities for a period of two years from the Commencement Date with respect to the development and ongoing operations of the Sakhalin Project casino. Under the terms of the Consulting Agreement, the Consultant has agreed to make available the services of David Hartley ("Hartley"). As of the Commencement Date, the Consultant will receive (i) a fee of $21,000 per month plus reimbursement of reasonable expenses for the term of the agreement, adjusted pro rata for any partial month of service and (ii) options to purchase

100,000 shares of the Company's Common Stock, at $6.50 per share, with 50% of the options becoming exercisable on each of the first and second anniversary dates of the Commencement Date and expiring on the third anniversary date. At the end of the term of the agreement, provided that the Consultant is not in breach of the Consulting Agreement, the Consultant will also be entitled to receive a $250,000 bonus. From the period between October 1, 1997 through the Commencement Date, the Consultant will be paid by the Company a fee of $21,000 a month, adjusted pro rata for any partial month of service, plus reimbursement of reasonable expenses. The Company may terminate the Casino Consulting Agreement for "cause," which includes (i) a material breach of the agreement, (ii) the unavailability of Hartley, (iii) material misconduct injurious to the Company by the Consultant or Hartley or (iv) the conviction of an act of fraud or conviction of a crime by the Consultant or Hartley. The agreement also binds the Consultant and Hartley to a two year non-compete, non-solicitation provision.

         Hotel Management Services. On October 2, 1997, the Company entered an agreement (the "Hotel Management Agreement") with Dorsett Hotels and Resorts International, Ltd. ("Dorsett"), a company controlled by Chiu, pursuant to which the Company, directly or through a subsidiary, would act as exclusive operator and manager of certain hotels owned by Dorsett. In consideration for Dorsett entering into the Hotel Management Agreement, the Company, subject to requisite approval of the Company's stockholders, would (i) issue to Dorsett up to an aggregate 2,000,000 shares of Conserver Common Stock, upon specified conditions being satisfied, and (ii) pay Dorsett $3,000,000. The Hotel Management Agreement provides for twenty year exclusive operating agreements with respect to the management of the Dallas Grand Hotel, Dallas, Texas, Dorsett Regency Bali, Indonesia, and Rockman's Regency Melbourne, Australia, as well as operating agreements on substantially similar terms for five other hotels scheduled to open within the next two years. The Company, pursuant to the terms of an operating agreement for each hotel managed, would be entitled to management fees equal to three percent of gross revenues plus ten percent of gross operating profits. In addition, the Company will receive service fees equal to four percent of gross revenues for marketing, promotion and advertising expenses as well as an additional one-half of one percent of gross revenues for training costs which will be used in turn to fund such expenses. Each operating agreement would further provide that in the event Dorsett terminates the agreement for any reason other than for a material breach by the Company, the Company would be entitled to a termination fee. The termination fee shall be calculated based on the formula which is the remaining number of years under the Agreement mulitiplied by a factor which is (i) in the event the Company is terminated during the first five years of the Agreement, the factor shall be the sum of the actual fees paid or payable to the Company based on revenues generated to date plus fees payable to the Company based on projected revenues for the rest of the year, (ii) in the event of a termination after the first five years, the factor shall be the average of the fees paid or payable to the Company for the preceding two years, or (iii) in the event of a termination after the first ten years, the factor shall be the average of the fees paid or payable to the Company for the preceding three years. If the Hotel Management Agreement is consummated, subject to requisite stockholder approval, the Company plans to add a management team with experience at major international hotel chains in the operation and management of hotels and leisure time activities worldwide.

         Dorsett agreed that it shall not for a period of three years from the date of issuance or transfer, as applicable, of the shares received under the Hotel Management Agreement, voluntarily or involuntarily, directly or indirectly, sell, contract to sell, grant a right to purchase, exchange, mortgage, pledge, hypothecate, give, bequeath, transfer, assign, encumber, alienate or in any other way whatsoever dispose of (hereinafter collectively called "transfer") any of such shares, including any options and warrants with respect to such shares, received by way of dividend or upon an increase, reduction, substitution or reclassification or combination of stock of the Company or upon any reorganization of the Company, as applicable. Notwithstanding any of the foregoing, Dorsett may transfer the shares to any subsidiary or affiliate of Dorsett, subject to the Company's consent, which consent shall not be unreasonably withheld. Dorsett also agreed that until three years from the issuance date of the shares to give the Company an irrevocable proxy, with full power of substitution, to vote on all matters as the Company deems appropriate, with respect to the shares at all meetings of the stockholders of the Company and by means of any written consent of stockholders with respect to all matters. The Company has designated Charles H. Stein, the Chairman, President and Chief Executive Officer of the Company as the authorized person to exercise the aforementioned voting rights on behalf of the Company, until such time as Mr. Stein is incapacitated to act. Furthermore, the Hotel Management Agreement provides that, in the event that Dorsett wishes to sell all or any part of the shares after the three year period described above, the Company shall have the first option to purchase all or any part of the shares from Dorsett. Dorsett agreed to give the Company written notice thereof of its intent to sell any or all of the shares. The Company has a right to purchase said shares at a price equal to the (i) closing price per share as reported on the Nasdaq (as reported in The Wall Street Journal) on the date written notice is given to the Company or (ii) the price offered to Dorsett by an unaffiliated third party (not a competitor of the Company) in an irrevocable and unconditional bona fide written offer (the "Bona Fide Offer"), as applicable. The Company has the right to purchase all or a portion of the shares by giving Dorsett written notice no later than 10 business days after written notice is provided to the Company. In the event that the Company fails to exercise its option, Dorsett has the right to sell the shares to such third party at the price offered to the Company without any further obligations to sell the shares to the Company. If, however, any or all of the shares are not sold pursuant to the Bona Fide Offer within 30 days from the receipt by the Company of Dorsett's notice of intent to sell, the unsold shares shall remain subject to the terms of the Hotel Management Agreement.

         Funding New Line of Business and New Business Opportunities. In addition to the direct issuance of shares of the Company's Common Stock in connection with the foregoing transactions, the Company anticipates funding the cash portion of the initial capital required for the proposed New Line of Business and New Business Opportunities with the proceeds from the sale of additional Common Stock and/or other securities of the Company in private offerings.

         Other. As of October 3, 1997, the Company entered into an agreement in principle with Parbhoe Handelmij NV, a Surinamese limited liability, to create a joint venture company to develop a casino project in Paramaribo, the capital city of Surinam (the former Dutch Guyana). Pursuant to the agreement, the joint venture company will also enter into an operating agreement with the Company to manage the casino.

         In connection with the Company entering into the New Line of Business and the New Business Opportunities, the Board of Directors has adopted resolutions to issue to Brian J. Bryce and Jay M. Haft, respectively, options to purchase 300,000 and 200,000 shares of Common Stock at an exercise price equal to $6.125 per share. The issuance of the options to Messrs. Bryce and Haft, who are directors of the Company, is subject to receipt of requisite shareholders' approval for the Company to enter into the New Line of Business and to the New Business Opportunities.

Insurance

         The Company currently maintains comprehensive general liability and property insurance with coverage of $1,000,000 per occurrence and umbrella insurance of $4,000,000 per occurrence. There can be no assurance that the Company's coverage will be adequate to protect the Company from all potential losses.

Employees

         As of June 30, 1997, the Company had eight employees, including its five executive officers.

         Should the Company commence sales of Conserver 21[TM] and/or if the New Line of Business or the New Business Opportunities are approved by its stockholders, management of the Company would anticipate a significant increase in the number of its employees and consultants during the fiscal year ended June 30, 1998. Such possible increase in the number of employees and consultants cannot be estimated at this time.

Item 2.  Properties

         Effective October 1, 1997, the Company moved its principal executive offices to 3250 Mary Street, Suite 405, Coconut Grove, Florida 33133. This new office space will occupy approximately 4,300 square feet, and is subject to a 5-year lease at a monthly rental of approximately $7,800. Effective September 30, 1997, the Company terminated its month-to-month lease for its 1,000 square foot headquarters in an executive office suite in Coral Gables, Florida, at a rental of approximately $6,000 per month.

         The Company also maintains an office in New York City at a cost of approximately $3,845 per month. In July 1997, the Company entered a 6-month lease for additional office space in New York City at a monthly rental of $1,800 per month.

         The Company believes its existing facilities are adequate to meet current needs and it does not anticipate any difficulty in negotiating renewals as leases expire or in finding other satisfactory space if existing facilities become unavailable or if additional space is needed.

Item 3.  Legal Proceedings

         There are no material pending legal proceedings to which the Company, its officers and directors, or its property are a party.

Item 4.  Submission of Matters to a Vote of Securities Holders

         The following actions were approved by a majority of shares of the Company entitled to vote thereon by written consents in lieu of a special meeting of shareholders, dated as of April 23, 1997:

         1. Of the 4,210,404 shares entitled to vote, written consents representing 2,130,000 shares were received approving and adopting the following actions, with the balance of the shares entitled to vote thereon abstaining:

                  (i) an amendment to the Company's 1996 Stock Option Plan increasing from 600,000 to 1,300,000 the aggregate number of shares issuable upon exercise of options thereunder;

                  (ii) a classified Board of Directors divided into three classes, consisting of two Class A directors, two Class B directors and one Class C director, with the term of office of the Class A directors expiring at the Company's annual meeting in 1998, with the term of office for the Class B directors expiring at the Company's annual meeting in

         1999 and with the term of office for the Class C director expiring at the Company's annual meeting in 2000;

                  (iii) a reverse stock split at the rate of 1-for-2.269793 shares of Common Stock outstanding and

                  (iv) the form of Certificate of Amendment to the Company's Certificate of Incorporation amending the Certificate of Incorporation to adopt a classified Board of Directors and effect the reverse stock split.

         The following action was approved by a majority of shares of the Company entitled to vote thereon by written consents in lieu of a special meeting of shareholders, dated as of April 24, 1997:

         1. Of the 4,210,404 shares entitled to vote, written consents representing 2,340,000 shares were received (i) electing to the Board of Directors Jay M. Haft, Michael Jay Scharf, Brian J. Bryce, James V. Stanton and Charles H. Stein and (ii) ratifying the designation of Jay M. Haft and Michael Jay Scharf as Class A directors, James V. Stanton and Brian J. Bryce as Class B directors and Charles H. Stein as the Class C director. The balance of the shares entitled to vote thereon abstained.

         No other matters were submitted by the Company to a vote of shareholders, through the solicitation of proxies or otherwise, during the three months ended June 30, 1997.


                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

         Price Range of Common Stock. Since June 6, 1997, the date the Common Stock shares first traded, the Common Stock has been quoted on the Nasdaq SmallCap Market under the symbols "RIPE". Prior to June 6, 1997, there was no market for the Company's Common Stock shares.

         The following sets forth, for the period indicated, high and low per share bid information for the Common Stock reported on the Nasdaq SmallCap
Market:

                      For the period beginning June 6, 1997
                            and ending June 30, 1997

  ----------------------------------------------------------------------
                 High                              Low
  ----------------------------------------------------------------------

               $5.8125                            $5.00

         Dividend Information. The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds and profits, if any, in the development of the Company's business.

         Approximate Number of Security Holders. As of September 15, 1997, the Company had approximately 87 registered holders of record of its Common Stock.

         Sale of Unregistered Securities; Uses of Proceeds from Registered Securities. Information required by Item 701 of Regulation S-K was previously reported in the Company's Report on Form 10-Q for the quarterly period ended May 31, 1997. Reference is also made to "Management's Discussion and Analysis of Finanical Condition and Results of Operations - Liquidity and Capital Resources" hereof which is incorporated herein by reference.


Item 6. Selected Financial Data

         The following summary financial data have been derived from the financial statements of the Company. The statement of operations data set forth below with respect to the period from March 6, 1996 (date of incorporation) to August 31, 1996, for the ten months ended June 30, 1997 and the period from March 6, 1996 (date of incorporation) to June 30, 1997 and the balance sheet at August 31, 1996 and June 30, 1997 are derived from, and are qualified by reference to, the Financial Statements included herein. The following table should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Company's Financial Statements and the Notes to Financial Statements included herein.


                                           March 6, 1996                         March 6, 1996
                                             (Date of                              (Date of
                                           Incorporation       Ten Months        Incorporation
STATEMENT OF                                  Through             Ended             Through
OPERATIONS DATA                           August 31, 1996    June 30, 1997(1)    June 30, 1997
                                          ---------------    ----------------    -------------
Revenues                                     $        -       $         -         $         -
Operating expenses:
     Marketing and sales                              -           115,576             115,576
     Research and development                         -            52,247              52,247
     Compensation charges in
       connection with issuance of
       stock options and warrants               907,201         4,995,106           5,902,307
     General and administrative
       expenses                                 458,611         1,687,172           2,145,783
     Write down of inventory                                      355,800             355,800
     Provision for bad debt                                     1,000,000           1,000,000
                                            -----------       -----------         -----------
Operating loss                              $(1,365,812)      $(8,205,901)        $(9,571,713)

Other expenses:
     Interest expense, net of $8,741
       and $51,180 of interest
       income in August and June,
       respectively                              21,259           356,166             377,425
                                            -----------       -----------         -----------
Net Loss                                    $(1,387,071)      $(8,562,067)        $(9,949,138)
                                            -----------       -----------         -----------
Net loss per share of common stock                $(.32)           $(1.58)
                                            -----------       -----------
Weighted average number of common
     shares outstanding                       4,390,767         5,409,990
                                            -----------       -----------


----------------
(1) The Company was incorporated on March 6, 1996 and initially adopted a fiscal year ending August 31. During the current calendar year, the Company elected to change its fiscal year end to June 30.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion and analysis of significant factors affecting the Company's operating results and liquidity and capital resources should be read in conjunction with the accompanying financial statements and related notes.

Overview

         The Company, which was organized in March 1996, is in the development stage and its activities since the date of incorporation have been primarily focused on raising both debt and equity financing (public and private), recruiting management personnel, testing, developing and exploiting Conserver 21[TM] and negotiating distribution and other arrangements.

         The Company's operations are subject to all of the risks inherent in the establishment of a new business enterprise, including the need to obtain financing, lack of revenues, reliability of sources of supply and the uncertainty of market acceptance of its business. The Company has incurred losses since inception and has yet to derive any revenues from operations. Its accumulated deficit at June 30, 1997 was $9,949,138, which included $5,902,307 of non-compensation charges related to the value attributed to stock options and warrants issued by the Company.

         From March 1996 to November 1996, the Company raised the capital necessary for its business development through debt and equity private placements. In June 1997, the Company completed an initial underwritten public offering (the "Offering") in which it received net proceeds of approximately $8,900,000 from the sale of 2,200,000 shares of its Common Stock at a per share price of $5.00. In July 1997, the Company's underwriter exercised its over-allotment option to purchase an aggregate of 330,000 shares of Common Stock at $5.00 per share resulting in the Company receiving additional net proceeds of $1,450,000. Aggregate net proceeds to the Company from the Offering amounted to $10,350,000. Also in connection with the Offering, the Company sold to the underwriters, for nominal consideration, Underwriters' Warrants to purchase 220,000 shares of Common Stock exercisable for a period of four years at $8.25 per share. As at June 30, 1997, approximately $2,130,000 of the proceeds from the Offering were used for general business purposes, including $1,000,000 delivered under the Agrotech Loan and the repayment of the $1,000,000 convertible debenture held by the SES Family Trust, together with the accrued interest thereon. The Company anticipates that the balance of the proceeds from the Offering will be used for working capital and general business purposes primarily in connection with its Conserver 21[TM] business.

         Subsequent to the Company's fiscal year end, the Company announced in August 1997 that it was considering diversifying beyond its Principal Line of Business of marketing and distributing Conserver 21[TM] and was exploring a possible New Line of Business in the hotel and casino industry. The Company has entered into certain agreements regarding the proposed New Business Opportunities. The New Line of Business and the New Business Opportunities (including the issuance of securities of the Company in connection therewith) are subject to receipt of requisite approval by the Company's stockholders. (See "Subsequent Events" and "Liquidity and Capital Resources" in this section and Note K to the Notes to Financial Statements.)

         The Company holds the exclusive license to import, promote, distribute, market, sell and otherwise commercially exploit Conserver 21[TM] in the United States and Canada, and holds an option and right of first refusal to exercise such rights throughout the world.

         Conserver 21[TM] is a non-toxic product which can be used to retard spoilage and decay in food and flowers. The Company does not own the patent to Conserver 21[TM] but has been granted the exclusive right in the United States and Canada and a right of first refusal and option in other countries to license and market the product by Agrotech 2000 S.L., a Spanish company which holds the patent for Conserver 21[TM] and manufacturers and packages the product. The Company has no right to manufacture or package Conserver 21[TM]. Initial geographic marketing efforts by the Company have focused primarily on the United States and Canada.

         The marketing and sale of Conserver 21[TM] currently constitutes the Company's sole line of business and will account for substantially all of the Company's revenues, if any, for the foreseeable future and until the Company's New Line of Business and New Business Opportunities, if approved by stockholders, result in a viable operation. There are several methods of food preservation commercially available that compete directly or indirectly with the Company's Conserver 21[TM]. In order to market and sell Conserver 21[TM], the Company will need to maintain a sales force with technical expertise in the food preservation and food transportation industries. The success of the Company's Principal Line of Business will depend on its ability to demonstrate the commercial viability and effectiveness of Conserver 21[TM]. The Company currently has no orders for Conserver 21[TM] and there can be no assurance that potential customers will be willing to incur the costs of Conserver 21[TM].

         Initial marketing efforts of the Conserver 21[TM] packets in the United States have indicated that the Company needs to renegotiate the terms of its Distribution Agreement with Agrotech and to improve the packaging of the Conserver 21[TM] packets. The Company is currently in discussions with Agrotech with a view to reduce the pricing arrangements regarding the Conserver 21[TM] packets and to modify the manufacturing arrangements so that all packaging is done in the United States. Management of the Company is currently in discussions with a U.S.-based company which specializes in packaging products comparable to Conserver 21[TM], and has identified other U.S.-based packaging plants capable of packaging Conserver 21[TM]. Estimated packaging costs provided by these entities indicate that the Company would be able to reduce the wholesale costs of the Conserver 21[TM] packets if the product were packaged in the United States. Management believes that this cost reduction even if partially offset by an increase in the royalty percentage to be paid to Agrotech would enable the Company to competitively price the packets at a level that would be profitable to the Company. There can be no assurance, however, that the Company will be able to successfully renegotiate the Distribution Agreement on more favorable terms or enter into a packaging arrangement with a third party to its satisfaction. Under such circumstances the Company would have to shift its initial marketing efforts and focus on the sale of the Conserver 21[TM] filters. There can be no assurance that the Company would be able to successfully implement this revised marketing strategy. Any sustained impairment of the Company's ability to market Conserver 21[TM] could significantly delay or materially impair the Company's ability to commercialize Conserver 21[TM].

Change in Fiscal Year

         The Company initially adopted a fiscal year ending August 31 when it was incorporated on March 6, 1996. During the current calendar year, the Company elected to change its fiscal year end to June 30. Accordingly, the following discussion addresses the Company's financial results for the period March 6, 1996 through August 31, 1996 and the ten months ended June 30, 1997.

Results of Operations

         The Company has a limited operating history upon which an evaluation of its performance and prospects can be made. During the period from March 6, 1996 to June 30, 1997, the Company's activities were primarily limited to organizational efforts and raising public and private capital to defray its organizational expenses and the development and initial implementation of its business plan for its Principal Line of Business. During such period the Company had no revenues. Since July 1997, the Company has also been involved in the development of its proposed New Line of Business and New Business Opportunities.

           Results of Operations for the period March 6, 1996 (date of incorporation) to August 31, 1996

         Net Loss. Net loss for the period March 6, 1996 to August 31, 1996 was $1,387,071, or $0.32 per share. Included in the net loss for this period were
(i) general and administrative expenses of $458,611 and (ii) non-cash compensation charges of $907,201 in connection with the value attributed stock options and warrants issued by the Company.

         General and Administrative Expense. For the period March 6, 1996 to August 31, 1996, general and administrative expenses were $458,611 and primarily included expenditures of travel expenses, salaries and professional and consulting fees. Of such expenses, $65,000 represented non-cash compensation charges for services contributed by Mr. Charles H. Stein, the Company's Chairman, President and Chief Executive Officer.

         Compensation Charges. For the period March 6, 1996 to August 31, 1996, non-cash compensation charges were $907,201 for the issuance of stock options to purchase 100,000 shares of Common Stock and warrants to purchase 325,000 shares of the Company's Common Stock.

         Interest Expense. For the period March 6, 1996 to August 31, 1996, interest expense was $21,259, net of interest income of $8,741.

         Income Taxes. During the period March 6, 1996 to August 31, 1996, the Company, for tax purposes, did not have any operations, or net operating losses. The Company's expenses are preoperating and therefore, will be capitalized and amortized when operations commence.

          Results of Operations for the Ten Months Ended June 30, 1997

         Net Loss. Net loss for the ten months ended June 30, 1997 was $8,562,067, or $1.58 per share. Included in the net loss for the period were (i) non-cash compensation charges of $4,995,106 recorded in connection with the value attributed to stock options and warrants issued by the Company, (ii) general and administrative expenses of $1,687,172, (iii) a $1,000,000 charge for provision of bad debt, (iv) interest expense of $356,166 (net of interest income), (v) a $355,800 writedown of Conserver 21[TM] inventory, (vi) marketing and sales expenses of $115,576 and (vii) research and development costs of $52,247.

         Compensation Charges. During the ten months ended June 30, 1997, non-cash compensation charges were $4,995,106 for the issuance of stock options to purchase 2,050,000 shares of Common Stock and warrants to purchase 550,000 shares of Common Stock.

         General and Administrative Expense. For the ten months ended June 30, 1997, general and administrative expenses were $1,687,172 and included expenditures consisting primarily of travel expenses, salaries and professional and consulting fees. Of such expenses, $105,000 and $60,000 represented non-cash compensation charges for services contributed by Mr. Stein and for certain legal services provided without charge, respectively.

         Marketing and Sales. During the ten months ended June 30, 1997, the Company incurred $115,576 in marketing and sales expenses in connection with its preliminary marketing and sales expenses for Conserver 21[TM].

         Research and Development. During the ten months ended June 30, 1997, the Company incurred $52,247 in research and development expenses for Conserver 21[TM] which consisted primarily of product testing for the Conserver 21[TM] products.

         Writedown of Inventory. Initial purchases of Conserver 21[TM] packets by the Company have indicated certain manufacturing limitations in the packaging process of the Conserver 21[TM] packets, which management of the Company believes can be ultimately rectified. In light of these limitations and the unmarketability of the inventory purchased, the Company wrote down $355,800 of its Conserver 21[TM] inventory during the ten months ended June 30, 1997.

         Provision for Bad Debt. Under the terms of the Distribution Agreement, the Company advanced $1,000,000 to Agrotech as of June 30, 1997 which is repayable over a three-year period as an offset against Conserver 21[TM] purchases by the Company in excess of the purchase a minimum of $2,000,000 of Conserver 21[TM] products by April 1998 (the "Initial Volume Commitment"). The Company is currently renegotiating the Distribution Agreement with a view to reduce the pricing arrangements regarding the Conserver 21[TM] packets and modify the manufacturing arrangements so that all packaging is done in the United States. Due to the current uncertainty as to the outcome of the renegotiation of the Distribution Agreement, the Company's ability to exceed the Initial Volume Commitment for Conserver 21[TM] products based on the current pricing level and the anticipated renegotiated lower pricing level, and the recent manufacturing difficulties, management of the Company believes that achieving the Initial Volume Commitment necessary to offset the Company's purchases from Agrotech against the Agrotech Loan is remote. Accordingly, for the ten months ended June 30, 1997, the Company established a reserve equal to the Agrotech Loan.

         Interest Expense. For ten months ended June 30, 1997, interest expense was $356,166, net interest income $51,180, resulting from interest accrued on the Company's convertible debentures and non-cash charges related to the amortization of $252,000 on debt discount recorded for the value of Common Stock shares issued to convertible debentureholders.

         Income Taxes. For the ten months ended June 30, 1997, the Company, for tax purposes, did not have any operations, or net operating losses. The Company's expenses are preoperating and therefore, will be capitalized and amortized when operations commence.

Liquidity and Capital Resources

         Since its date of incorporation through November 1996, the Company has relied primarily upon privately raised debt and equity financing to fund its operations. In connection with the organization of the Company, 1,666,667 shares of Common Stock were subscribed to by Conserver Investments, S.A., an unaffiliated third party. The Company, in a series of negotiated transactions in September, October and November 1996 repurchased 1,366,667 shares of such common stock for an aggregate sum of $1,800,000. The remaining 300,000 shares of Common Stock were transferred in November 1996 to two unaffiliated individuals. (See Note A to Notes to Financial Statements.)

         In September, October and November of 1996 the Company completed a private placement and issued 303,000 shares of Common Stock at $5.00 per share for an aggregate at $1,515,000.

         In May 1996, the Company issued a convertible debenture to the SES Family Trading and Investment Partnership, L.P. ("SES") in the aggregate principal amount of $1,000,000. Pursuant to the terms of such debenture, as amended, interest accrued at the rate of 12% per annum, with principal and interest paid from the net proceeds of the Offering. The Company and SES agreed to amend the terms of the debenture to eliminate the conversion rights contained therein which the Company estimates would have entitled such holder to receive in excess of 2,000,000 shares of Common Stock upon conversion. Instead, SES and its affiliate received warrants to purchase 550,000 shares of Common Stock at an exercise price of $2.00 per share, exercisable for a period of six years commencing one year from the date of issuance. The warrants were valued at approximately $2,040,000 and were charged to expense at the completion of the Offering. At the time the warrants were issued, 20,000 shares of previously issued Common Stock were surrendered to the Company. (See Note E to Notes to Financial Statements.)

         In September and November 1996, the Company issued convertible debentures in the aggregate principal amounts of $600,000 and $150,000, respectively. Principal and accrued interest at a rate of 10% per annum, is payable on the one year anniversary of the date of issuance. The holders of the debentures may elect to convert, at any time, all unpaid principal and accrued interest into shares of Common Stock at a rate of $5.00 per share. Subsequent to the fiscal year ended June 30, 1997, the debentures aggregating $150,000 issued in November 1996 were repaid in full from the proceeds of the Offering, and of the debentures aggregating $600,000 issued in September 1996, $365,000 of such debentures were converted into Common Stock at $5.00 per share and $235,000 were repaid. (See Note D to Notes to Financial Statements.)

         In connection with the sale of the debentures, the Company issued 62,504 shares of its Common Stock valued at $312,500 which is being accounted for as debt discount to be charged to expense over the term of the note. Amortization of the discount for the ten months ended June 30, 1997 was approximately $252,172.

         In August 1996, the Company issued to non-employee directors and consultants of the Company three-year warrants to purchase 325,000 shares of the Company's Common Stock at $5.00 per share. The warrants were valued at $457,201 and were charged to operations for the period ended August 31, 1996.

         In June 1997, the Company issued to consultants, warrants to purchase 350,000 shares of Common Stock at $5.75 per share. The warrants were valued at approximately $705,000 and were charged to operations for the ten months ended June 30, 1997.

         The Company's 1996 Stock Option Plan (the "Plan") was adopted in November 1996, and amended in December 1996 and April 1997. Under the Plan, which authorizes the granting of incentive stock options or nonincentive stock options, the maximum number of shares of common stock for which options may be granted is 1,300,000 shares. As at June 30, 1997, options to purchase 1,055,000 shares of Common Stock had been granted under the Plan. Subsequent to the Company's fiscal year end, the Company issued under the Plan to employees stock options to purchase an aggregate of 40,000 shares of Common Stock and to consultants stock options to purchase 137,500 shares of Common Stock. In addition, the Company issued to a consultant 5,000 shares of Common Stock.

         In August 1997, the Company made a $210,000 loan to D & M Investments, Inc., an unaffiliated party due September 24, 1997 and bearing interest at 10% per annum. At June 30, 1997, D & M Investments held a $210,000 convertible debenture issued by the Company. In connection with the loan, D & M pledged to the Company the rights to the convertible debenture. On September 24, 1997, in lieu of demanding payment on the loan, the Company elected to deduct amounts due under the loan from the amounts payable by the Company under the debenture. In connection with the above transaction, D & M Investments signed a lockup agreement with respect to any securities of the Company that it holds.

         The Distribution Agreement requires the Company to make loans to Agrotech of up to $1,500,000 for the enhancement of Agrotech's manufacturing capacity. Interest for the loan would be based on the one-year interest rate for Spanish Pesetas published in the Financial Times on the nearest business day following each anniversary date of the Distribution Agreement. Under the terms of the Distribution Agreement, the first $1,000,000 of such loan is repayable over a three-year period as an offset against Conserver 21[TM] purchases by the Company in excess of $2,000,000 annually and the balance of any such loan is payable out of royalties which may be due Agrotech from such sales over a three- to four-year period. As of June 30, 1997, the Company advanced Agrotech $1,000,000 under the terms of the Distribution Agreement. In May 1997, delivery of the initial $500,000 of the Loan Amount was advanced on behalf of the Company by Mr. James V. Stanton, a director and Vice-Chairman of the Company, at an interest rate of 10% per annum. In June 1997, the Company repaid the $500,000 loan, together with accrued interest of $5,600, from the proceeds of the Offering. During the ten months ended June 30, 1997, the Company established a reserve equal to the Agrotech Loan. (See Notes A and I to Notes to Financial Statements.)

         Under the terms of the Distribution Agreement, the Company may be obligated to extend an additional loan of $500,000 to Agrotech. Due to the current renegotiations, the Company cannot determine at the present time whether any additional loans, under the terms of the Distribution Agreement, will be made or whether any offsets under the Distribution Agreement will be available.

         During the ten months ended June 30, 1997, the Company incurred $115,576 and $52,247 in marketing and sales expenses and research and development costs for Conserver 21[TM], respectively. Although the Company has completed some initial testing of Conserver 21[TM], the Company has not completed all of its own comprehensive independent tests and to date, has relied primarily on the tests performed or commissioned by Agrotech, its predecessor in interest and entities with which it had contracted. Thus, it is possible that Conserver 21[TM] may require further research, development, design and testing, as well as regulatory clearances, prior to larger-scale commercialization. During the fiscal year ending June 1998, the Company anticipates a significant increase in marketing and sale costs and research and development costs for Conserver 21[TM], particularly if the Distribution Agreement is renegotiated to the Company's satisfaction.

         In June 1997, the Company completed an initial underwritten public offering in which it received net proceeds of approximately $8,900,000 through the sale of 2,200,000 shares of its Common Stock at a price of $5.00 per share. Additional net proceeds of $1,448,000 were received by the Company in July 1997 as a result of the underwriter's exercise of its over-allotment option to purchase an aggregate of 330,000 shares of Common Stock at $5.00 per share.

         As at June 30, 1997, approximately $2,130,000 of the proceeds from the Offering were used for general business purposes, including the $1,000,000 delivered under the Agrotech Loan and the repayment of the $1,000,000 convertible debenture held by the SES Family Trust, together with accrued interest thereon. The Company anticipates that the balance of the proceeds from the Offering will be used for working capital and general business purposes and general business purposes primarily in connection with its Conserver 21[TM] business. At June 30, 1997, the Company had available cash and cash equivalents of $7,715,460.

         The Company is in the development stage and its operations are subject to all of the risks inherent in the establishment of a new business enterprise, including the need to obtain financing, lack of revenues and the uncertainty of market acceptance of its business. The Company has not as yet derived any revenues from operations and has incurred losses since inception. Its accumulated deficit at June 30, 1997 was $9,929,138. No operating revenues are anticipated until such time, if ever, as the Company can demonstrate the commercial viability of Conserver 21[TM]. The Company currently has no orders for Conserver 21[TM] and there can be no assurance that potential customers will be willing to incur the costs of Conserver 21[TM]. There can be no assurance regarding whether or when the Company will successfully implement its business plan or operate profitably.

         The Company anticipates, particularly if the Distribution Agreement is renegotiated to its satisfaction, that during the 1998 fiscal year it will enter the operating stage for its Conserver 21[TM] Principal Line of Business and as a result will incur additional costs in connection with inventory purchases, warehousing and shipping, and hiring additional employees and consultants. The Company currently estimates that its available cash reserves will be sufficient to meet the Company's liquidity and working capital requirements for its Principal Line of Business, including additional expenditures for inventory purchase, leasing new office space, hiring additional employees, consultants and warehouse space through June 1999. The continued expansion and operation of the Company's Principal Line of Business beyond such period may be dependent on its ability to obtain additional financing.

         The Company currently has eight employees. Should the Company commence sales of Conserver 21[TM] and/or if the New Line of Business or the New Business Opportunities are approved by its stockholders, management of the Company would anticipate a significant increase in the number of employees and consultants during the fiscal year ended June 30, 1998. Such possible increase in the number of employees and consultants and the attendant costs cannot be estimated at this time. Management does not anticipate, however, such workforce increases until such time the Company's Principal Line of Business and/or proposed New Line of Business have the potential to generate sufficient revenues to offset such costs.

         In the event the Company proceeds with its New Line of Business and the New Business Opportunities, the Company would not utilize current cash reserves. In addition to the direct issuance of shares of the Company's Common Stock, the Company anticipates funding the cash portion of the initial capital required for the proposed New Line of Business and New Business Opportunities with the proceeds from the private sale of additional Common Stock and/or other securities of the Company. Issuances of securities would be dilutive to stockholders and any other types of financing would likely constrain the Company's financial and operating flexibility. In the event the Company proceeds with its New Line of Business and the New Business Opportunities, the Company would be obligated to pay an aggregate of approximately $6.75 million under the Sakhalin Agreement, the Hotel Management Agreement, the Development Services Agreement and the Casino Consulting Agreement. In addition, under such agreements the Company would be required to issue, under certain circumstances and subject to the completion of certain terms and obligations thereunder, up to 5,550,000 shares of Common Stock and options to purchase 600,000 shares of Common Stock. The Company's stockholders will experience significant dilution in their percentage ownership interest in the Company upon the issuance of the shares of Common Stock as contemplated under the agreements related to the New Line of Business and the New Business opportunities.

         In the event the Company's plans change, its assumptions prove to be inaccurate or its available cash reserves together with the privately raised funds prove to be insufficient to fund its operations (as a result of future changes in the industry, general economic conditions, unanticipated increases in expenses or other factors), the Company may be required to seek additional financing. Any additional equity financing may be dilutive to stockholders and debt financing, if available, will likely include restrictive covenants, including financial maintenance covenants restricting the Company's ability to incur additional indebtedness and to pay dividends. Except as disclosed herein with respect to the New Line of Business and the New Business Opportunities, the Company has no current arrangement with respect to, or sources of, additional financing and there can be no assurance that any needed financing would be available to the Company on acceptable terms, or at all. The Company's ability to obtain additional financing will depend upon, among other things, the willingness of financial organizations to participate in the funding and the Company's financial condition and results of operations.

         The Company's future performance will be subject to a number of business and other factors, including the successful renegotiation of the Distribution Agreement and many factors beyond the Company's control, such as economic downturns and changes in the marketplace, as well as the level of competition and the ability of the Company to successfully implement its business strategy and effectively monitor and control its costs. There can be no assurance that the Company will be able to generate significant revenues or achieve profitable operations.

Accounting Pronouncements

         Pursuant to the choice afforded it in Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation," the Company has elected to report under the basis of Accounting Principles Board Opinion No. 25. Disclosures required by the Company's election may be found in Note E of the financial statements for the Company's fiscal year ended June 30, 1997.

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 established new standards for computing and presenting earnings per share. SFAS 128 is effective for periods ending after December 15, 1997. Once effective, per share data for all prior periods is required to be restated. The Company has not yet qualified what effect, if any, the adoption of SFAS 128 will have on its net earnings per share of Common Stock.

         The Financial Accounting Standards Board has recently issued statements of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure," and No. 130, "Reporting Comprehensive Income." These two pronouncements are not expected to significantly change the disclosure of information presented in the Company's financial statements.

Subsequent Events

         Subsequent to the Company's fiscal year end, the Company announced in August 1997 that it was considering diversifying beyond its sole line of business of marketing, distributing and otherwise commercially exploiting Conserver 21[TM] (the "Principal Line of Business") and was exploring a possible new line of business in the hotel and casino industry (the "New Line of Business"). In connection with the New Line of Business, and subject to the receipt of requisite approval by the Company's stockholders, the Company has (i) entered into an agreement to acquire certain rights to develop a hotel and casino project in Yuzhno-Sakhalinsk on the Sakhalin Island of the Russian Federation (the "Sakhalin Project"), located 20 minutes by air from Sapporo, Japan, (ii) entered into an agreement with Dato' David Chiu to provide certain development services with respect to the Sakhalin Project, (iii) reached an agreement to manage certain hotels of Dorsett Hotels and Resorts International, including hotels presently operating or being developed in the United States, Bali, Australia, Canada, Cambodia, Malaysia and Thailand, and (iv) entered into several other related agreements (collectively, the "New Business Opportunities"). In addition to the direct issuance of shares of the Company's Common Stock in connection with the proposed transactions, the Company anticipates funding the cash portion of the initial capital required for the proposed New Line of Business and New Business Opportunities with the proceeds from the private sale of additional Common Stock and/or other securities of the Company in private offerings. Both the proposed New Line of Business and New Business Opportunities are subject to receipt of requisite stockholder approval. (See "Item 1. Proposed New Line of Business and New Business Opportunities".)

         At a Special Meeting of Stockholders, which the Company anticipates to be held during December 1997, the Company's stockholders will be asked to consider and vote on a proposal which would result in the Company diversifying beyond its Principal Line of Business and entering into a the New Line of Business in the hotel and casino industry, specifically involving the New Business Opportunities to acquire an interest in, and to develop and manage, the Sakhalin Project and to provide management services for other hotels.

         Sakhalin Agreement. In connection with the Sakhalin Project, the Company entered into an agreement dated as of August 12, 1997, and amended September 9, 1997 (as amended, the "Sakhalin Agreement"), subject to receipt of requisite approval by the Company's stockholders, with Sakhalin Trading and Investments Limited ("SGTI") and Sovereign Gaming and Leisure Limited ("Sovereign"), each a limited liability company organized under the laws of Cyprus, pursuant to which the Company would acquire: (i) all of the share capital of SGTI, which includes (a) all of SGTI's rights and interest in a project to develop the Sakhalin Project, and (b) SGTI's ownership interest in 50% of the shares of Sakhalin City Centre Limited ("SCC"), a closed joint stock company incorporated under the laws of the Russian Federation, which, in turn, holds certain rights, including a guarantee by the city of Yuzhno-Sakhalinsk to issue a gaming license to SCC and (ii) all rights and interest to or in the Sakhalin Project held by

Sovereign, including certain operating and project management agreements with respect to the Project (collectively, the "Shares and Rights").

         In consideration of the Shares and Rights, the Company is required under the terms of the Sakhalin Agreement, as amended, to pay to SGTI and its stockholders (i) an initial payment of $500,000, which has been paid, (ii) $1,000,000 payable by October 15, 1997, (iii) $1,500,000 payable by October 31, 1997 and (iv) an aggregate of 1,538,462 shares of the Company's Common Stock (valued for the purpose of the Sakhalin Agreement at an aggregate of $10,000,000 or $6.50 per share) (collectively, the "Purchase Price"). The Company's Common Stock was trading at $6.125 per share on the date of execution of the Sakhalin Agreement. Upon completion of the Company's due diligence, should the Company conclude for any reason that it does not wish to proceed with the Sakhalin Project and the transactions contemplated under the Sakhalin Agreement, the Company has the right to convert any cash portion of the Purchase Price then delivered to SGTI into shares of SGTI at a conversion rate of one ordinary share of SGTI for each $30.00 so delivered (SGTI currently has 230,000 shares outstanding). An investment in SGTI will likely be illiquid and there can be no assurance that the Company will recoup any cash paid under the Sakhalin Agreement. The Sakhalin Agreement further provides that, upon request of the Company, Sovereign agrees to become project manager during the construction phase of the Sakhalin Project, subject to agreement on reasonable compensation for such services, which shall not exceed 5% of the construction cost of the Project or $5,000,000, whichever is less.

         In connection with the execution of the Sakhalin Agreement and with the Company's approval, SGTI acquired 15% of the share capital of SCC from certain shareholders resulting in SGTI owning 65% of the share capital of SCC. In consideration for this exchange, the Purchase Price payable by the Company for the shares of SGTI under the Sakhalin Agreement will increase by 461,538 shares of the Company's Common Stock. Including this transaction, aggregate total consideration for the Shares and Rights payable by the Company to SGTI and its shareholders will be $3,000,000 and 2,000,000 shares of the Company's Common Stock. Furthermore, it is the Company's understanding that the $3,000,000 cash portion of the Purchase Price paid to SGTI will be used by SGTI as a loan to SCC (in which SGTI hold a 65% interest) for the initial development and costs for the Sakhlain Project.

         Development Services Agreement. On October 2, 1997, the Company has entered into an agreement (the "Development Services Agreement") with Dato' David Chiu ("Chiu"), pursuant to which the Company, subject to approval by its stockholders and subject to the Company acquiring all of the shares of SGTI (which would result in the Company owning 65% of the share capital of SCC), would as described below transfer to Chiu 38.46% of the share capital of SGTI and would issue to Chiu a share of convertible preferred stock which would convert, under specified conditions and certain circumstances, into 1,500,000 shares of Common Stock. The Development Services Agreement provides that Chiu will provide certain development services to the Company in connection with the Sakhalin Project, including using his best efforts to procure or secure the necessary debt financing and guarantees (on behalf of the Company and its subsidiaries and affiliates) for the complete turnkey construction of the Sakhalin Project which financing is to be on mutually acceptable terms. Construction of the Sakhalin Project is currently estimated at $100 million. The shares of Common Stock and the shares of SGTI to be issued to Chiu in consideration for his services will be issued on the date of mutual execution by the Company or its nominated affiliate of a legally enforceable and binding agreement from a lender, the terms of which are acceptable to the Company, SGTI and SCC, to provide the financing. If the financing is not realized as contemplated pursuant to the Development Services Agreement, the Company and the other investors in the Sakhalin Project would be required to obtain additional financing on behalf of SCC from a variety of sources, including borrowings under bank credit facilities, sales of securities and placement of term debt, to construct the hotel and casino.

         Chiu has also agreed that he shall not for a period of three years from the date of issuance or transfer, as applicable, of the shares received under the Development Services Agreement, voluntarily or involuntarily, directly or indirectly, sell, contract to sell, grant a right to purchase, exchange, mortgage, pledge, hypothecate, give, bequeath, transfer, assign, encumber, alienate or in any other way whatsoever dispose of (hereinafter collectively called "transfer") any of such shares, including any options and warrants with respect to such shares, received by way of dividend or upon an increase, reduction, substitution or reclassification or combination of stock of the Company or upon any reorganization of the Company, as applicable. Notwithstanding any of the foregoing, Chiu may transfer the shares to any affiliate, subject to the Company's consent, which consent shall not be unreasonably withheld. Chiu also agreed that until three years from the issuance date of the shares to give the Company an irrevocable proxy, with full power of substitution, to vote on all matters as the Company deems appropriate, with respect to such shares at all meetings of the stockholders of the Company and by means of any written consent of stockholders with respect to all matters. The Company has designated Charles H. Stein, the Chairman, President and Chief Executive Officer of the Company as the authorized person to exercise the aforementioned voting rights on behalf of the Company, until such time as the Mr. Stein is incapacitated to act. Furthermore, the Development Services Agreement provides that, in the event that Chiu wishes to sell all or any part of the shares after the three year period described above, the Company shall have the first option to purchase all or any part of the shares from Chiu. Chiu agreed to give the Company written notice thereof of its intent to sell any or all of the shares. The Company has a right to purchase said shares at a price equal to the (i) closing price per share as reported on the Nasdaq (as reported in the Wall Street Journal) on the date written notice is given to the Company or (ii) the price offered to Chiu by an unaffiliated third party (not a competitor of the Company) in an irrevocable and unconditional bona fide written offer (the "Bona Fide Offer"), as applicable. The Company has the right to purchase all or a portion of the shares by giving Chiu written notice no later than 10 business days after written notice is provided to the Company. In the event that the Company fails to exercise its option, Chiu has the right to sell the shares to such third party at the price offered to the Company without any further obligations to sell the shares to the Company. If, however, any or all of the shares are not sold pursuant to the Bona Fide Offer within 30 days from the receipt by the Company of Chiu's notice of intent to sell, the unsold shares shall remain subject to the terms of the Development Services Agreement.

         Consummation of Sakhalin Agreement and Development Services Agreement. Assuming consummation of each of the transactions contemplated above, the Company and Chiu would own through their respective shares in SGTI, a 40% and 25% interest in SCC, respectively, and the remaining 35% of the interests would continue to be held 20% by the City of Yuzhno-Sakhalinsk and 15% by the Sakhalin Oblast (the regional government).

         Proposed Pledge Agreement. In connection with the transactions contemplated by the Sakhalin Agreement, Brian J. Bryce (through the Jasmine Trustees Ltd.), Jay M. Haft and James V. Stanton, directors of the Company, have agreed to enter into a pledge agreement with the Company that in the event the proposal relating to the New Line of Business and New Business Opportunities is not approved by the stockholders of the Company at the Special Meeting of Stockholders, the Company would transfer all of its rights and obligations under the Sakhalin Agreement to such directors, subject to the directors reimbursing the Company for certain costs and expenses incurred by the Company relating to the Sakhalin Project, including the $500,000 initial payment under the Sakhalin Agreement. These obligations would be secured by a specified amount of shares of Common Stock of the Company owned, either directly or beneficially, by such directors. This matter was approved by the Board of Directors at its meeting held on September 10, 1997.

         Sakhalin Casino Consulting Agreement. Effective as of August 14, 1997, the Company entered into an agreement (the "Casino Consulting Agreement"), subject to the receipt of the requisite approval from the Company's stockholders (the "Commencement Date"), with Star Casinos Limited, a limited liability company organized under the laws of Cyprus (the "Consultant"), whereby the Consultant has agreed to provide consulting and technical services to the Company and any affiliated entities for a period of two years from the Commencement Date with respect to the development and ongoing operations of the Sakhalin Project casino. Under the terms of the Consulting Agreement, the Consultant has agreed to make available the services of David Hartley ("Hartley"). As of the Commencement Date, the Consultant will receive (i) a fee of $21,000 per month plus reimbursement of reasonable expenses for the term of the agreement, adjusted pro rata for any partial month of service and (ii) options to purchase 100,000 shares of the Company's Common Stock, at $6.50 per share, with 50% of the options becoming exercisable on each of the first and second anniversary dates of the Commencement Date and expiring on the third anniversary date. At the end of the term of the agreement, provided that the Consultant is not in breach of the Consulting Agreement, the Consultant will also be entitled to receive a $250,000 bonus. From the period between October 1, 1997 through the Commencement Date, the Consultant will be paid by the Company a fee of $21,000 a month, adjusted pro rata for any partial month of service, plus reimbursement of reasonable expenses. The Company may terminate the agreement for "cause," which includes (i) material breach of the agreement, (ii) unavailability of Hartley, (iii) material misconduct injurious to the Company by the Consultant or Hartley or (iv) conviction of act of fraud or conviction of a crime by the Consultant or Hartley. The agreement also binds the Consultant and Hartley to a two year non-compete, non-solicitation provision.

         Hotel Management Services. On October 2, 1997, the Company entered an agreement (the "Hotel Management Agreement") with Dorsett Hotels and Resorts International, Ltd. ("Dorsett"), a company controlled by Chiu, pursuant to which the Company, directly or through a subsidiary, would act as exclusive operator and manager of certain hotels owned by Dorsett. In consideration for Dorsett entering into the Hotel Management Agreement, the Company, subject to requisite approval of the Company's stockholders, would (i) issue to Dorsett up to an aggregate 2,000,000 shares of Conserver Common Stock, upon specified conditions being satisfied, and (ii) pay Dorsett $3,000,000. The Hotel Management Agreement provides for twenty year exclusive operating agreements with respect to the management of the Dallas Grand Hotel, Dallas, Texas, Dorsett Regency Bali, Indonesia, and Rockman's Regency Melbourne, Australia, as well as operating agreements on substantially similar terms for five other hotels scheduled to open within the next two years. The Company, pursuant to the terms of an operating agreement for each hotel managed, would be entitled to management fees equal to three percent of gross revenues plus ten percent of gross operating profits. In addition, the Company will receive service fees equal to four percent of gross revenues for marketing, promotion and advertising expenses as well as an additional one-half of one percent of gross revenues for training costs which will be used in turn to fund such expenses. Each operating agreement would further provide that in the event Dorset terminate's the agreement for any reason other than for a material breach by the Company, the Company would be entitled to a termination fee. The termination fee shall be calculated based on the formula which is the remaining number of years under the Agreement mulitiplied by a factor which is (i) if the Company is terminated during the first five years of the Agreement, the factor shall be the sum of the actual fees paid or payable to the Company based on revenues generated to date plus fees payable to the Company based on projected revenues for the rest of the year, (ii) in the event of a termination after the first five years, the factor shall be the average of the fees paid or payable to the Company for the preceding two years, or (iii) in the event of a termination after the first ten years, the factor shall be the average of the fees paid or payable to the Company for the preceding three years. If the Hotel Management Agreement is consummated, subject to requisite stockholder approval, the Company plans to add a management team with experience with major international hotel chains in the operation and management of hotels and leisure time activities worldwide.

         Dorsett agreed that it shall not for a period of three years from the date of issuance or transfer, as applicable, of the shares received under the Hotel Management Agreement, voluntarily or involuntarily, directly or indirectly, sell, contract to sell, grant a right to purchase, exchange, mortgage, pledge, hypothecate, give, bequeath, transfer, assign, encumber, alienate or in any other way whatsoever dispose of (hereinafter collectively called "transfer") any of such shares, including any options and warrants with respect to such shares, received by way of dividend or upon an increase, reduction, substitution or reclassification or combination of stock of the Company or upon any reorganization of the Company, as applicable. Notwithstanding any of the foregoing, Dorsett may transfer the shares to any subsidiary or affiliate of Dorsett, subject to the Company's consent, which consent shall not be unreasonably withheld. Dorsett also agreed that until three years from the issuance date of the shares to give the Company an irrevocable proxy, with full power of substitution, to vote on all matters as the Company deems appropriate, with respect to the shares at all meetings of the stockholders of the Company and by means of any written consent of stockholders with respect to all matters. The Company has designated Charles H. Stein, the Chairman, President and Chief Executive Officer of the Company as the authorized person to exercise the aforementioned voting rights on behalf of the Company, until such time as Mr. Stein is incapacitated to act. Furthermore, the Hotel Management Agreement provides that, in the event that Dorsett wishes to sell all or any part of the shares after the three year period described above, the Company shall have the first option to purchase all or any part of the shares from Dorsett. Dorsett agreed to give Conserver written notice thereof of its intent to sell any or all of the shares. The Company has a right to purchase said shares at a price equal to the (i) closing price per share as reported on the Nasdaq (as reported in The Wall Street Journal) on the date written notice is given to the Company or (ii) the price offered to Dorsett by an unaffiliated third party (not a competitor of the Company) in an irrevocable and unconditional bona fide written offer (the "Bona Fide Offer"), as applicable. The Company has the right to purchase all or a portion of the shares by giving Dorsett written notice no later than 10 business days after written notice is provided to the Company. In the event that the Company fails to exercise its option, Dorsett has the right to sell the shares to such third party at the price offered to the Company without any further obligations to sell the shares to the Company. If, however, any or all of the shares are not sold pursuant to the Bona Fide Offer within 30 days from the receipt by the Company of Dorsett's notice of intent to sell, the unsold shares shall remain subject to the terms of the Hotel Management Agreement.

         Funding New Line of Business and New Business Opportunities. In addition to the direct issuance of shares of the Company's Common Stock in connection with the foregoing transactions, the Company anticipates funding the cash portion of the initial capital required for the proposed New Line of Business and New Business Opportunities with the proceeds from the private sale of its securities.

         Other. As of October 3, 1997, the Company entered into an agreement in principle with Parbhoe Handelmij NV, a Surinamese limited liability, to create a joint venture company to develop a casino project in Paramaribo, the capital city of Surinam (the former Dutch Guyana). Pursuant to the agreement, the joint venture company will also enter into an operating agreement with the Company to manage the casino.

         In connection with the Company entering into the New Line of Business and the New Business Opportunities, the Board of Directors has adopted resolutions to issue to Brian J. Bryce and Jay M. Haft, respectively, options to purchase 300,000 and 200,000 shares of Common Stock at an exercise price equal to $6.125 per share. The issuance of the options to Messrs. Bryce and Haft, who are directors of the Company, is subject to receipt of requisite shareholders' approval for the Company to enter into the New Line of Business and the New Business Opportunities.

Factors That Could Affect Operating Results

         This Annual Report on Form 10-K contains forward-looking statements. Additional written and oral forward-looking statements may be made by the Company from time to time in Securities and Exchange Commission ("SEC") filings and otherwise. The Company cautions readers that results predicted by forward-looking statements, including, without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, capital needs, interest costs, and income are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to the following factors, among other risks and factors identified from time to time in the Company's filings with the SEC:

         o The Company is in the development stage and its operations are subject to all of the risks inherent in the establishment of a new business enterprise, including the need to obtain financing, lack of revenues, reliability of sources of supply and the uncertainty of market acceptance of its business. The Company has not as yet derived any revenues from operations and has incurred losses since inception.

         o No operating revenues are anticipated until such time, if ever, as the Company can demonstrate the commercial viability of Conserver 21[TM], and until the Company's New Line of Business, if approved by its stockholders, becomes a viable operation. There can be no assurance regarding whether or when the Company will successfully implement its business plan or operate profitably.

         o The Company is wholly dependant upon the Distribution Agreement with Agrotech, a Spanish corporation which owns the rights to Conserver 21[TM] and manufactures and distributes the product. If the Distribution Agreement were to terminate for any reason, the Company may not be able to purchase or distribute Conserver 21[TM] products.

         o Initial marketing efforts of the Conserver 21[TM] packets in the United States have indicated that the Company needs to renegotiate the terms of its Distribution Agreement with Agrotech, and improve the packaging of the Conserver 21[TM] product. The Company is currently in discussions with Agrotech with a view to reduce the pricing arrangements regarding the Conserver 21[TM] product and to modify the manufacturing arrangements so that all packaging is done in the United States. Management of the Company is currently in discussions with a U.S.-based company which specializes in packaging products comparable to Conserver 21[TM], and has identified other U.S.-based packaging plants capable of packaging Conserver 21[TM]. Estimated packaging costs provided by these entities indicate that the Company would be able to reduce the wholesale costs of the Conserver 21[TM] packets if the product were packaged in the United States. Management believes that this cost reduction even if partially offset by an increase in the royalty percentage to be paid to Agrotech would enable the Company to competitively price the packets at a level that would be profitable to the Company. There can be no assurance, however, that the Company will be able to successfully renegotiate the Distribution Agreement on more favorable terms or enter into a packaging arrangement with a third party to its satisfaction. Under such circumstances the Company would have to shift its initial marketing efforts and focus on the sale of the Conserver 21[TM] filters. There can be no assurance that the Company would be able to successfully implement this revised marketing strategy. Any sustained impairment of the Company's ability to market Conserver 21[TM] could significantly delay or materially impair the Company's ability to commercialize Conserver 21[TM].

         o The Distribution Agreement requires the Company to make loans to Agrotech of up to $1,500,000 for the enhancement of Agrotech's manufacturing capacity. As of June 30, 1997, the Company had advanced Agrotech $1,000,000. Under the terms of the Distribution Agreement, the Company may be obligated to extend an additional loan of $500,000 to Agrotech. Due to the current renegotiations, the Company cannot determine at the present time whether any additional loans, under the terms of the Distribution Agreement, will be made or whether any offsets under the Distribution Agreement will be available.

         o Agrotech currently operates a manufacturing facility near Madrid. Currently, the Company is dependent on Agrotech as the sole supplier of Conserver 21[TM] for the manufacture, supply and quality of the Conserver 21[TM] products. The Company experienced some limitations in the variety and quality of the packaging available from Agrotech. If the Company is unable to renegotiate the terms of the Distribution Agreement with Agrotech, there can be no assurance that the Company will be able to properly market the Conserver 21[TM] packets.

         o Should the Company fail to meet its obligations under the Distribution Agreement, including the Initial Purchase Commitment or subsequent purchase commitments, the Company could lose its exclusive right to sell Conserver 21[TM] in the United States and Canada, which would materially adversely impact the development of the Company's business. If the Distribution Agreement were to terminate as a result of a material breach by either party to the agreement, the Company would not be able to distribute Conserver 21[TM] products, and accordingly, the Company could be without its current Principal Line of Business involving Conserver 21[TM] and its results of operations could be materially, adversely impacted.

         o Any sustained impairment of the Company's ability to acquire or market Conserver 21[TM] for any reason, including, without limitation, the cancellation of the Distribution Agreement, manufacturing or packaging difficulties, or a cessation of production by Agrotech may significantly delay or seriously impair the Company's ability to commercialize Conserver 21[TM].

         o The Company believes that its proposed use of Conserver 21[TM] does not currently subject it to any material federal, state, or local regulatory approvals. There can be no assurance, however, that future regulatory approvals will not be required in the United States, leading to unanticipated expenses and delays inherent in the regulatory process.

         o The Company has not undertaken any investigation as to the applicable requirements that may be imposed by regulatory agencies outside the United States. There can be no guaranty that such legal restrictions in jurisdictions outside the United States will not result in a delay in the Company's ability to commercially develop the Conserver 21[TM] in those jurisdictions.

         o The Company currently has no orders for Conserver 21[TM] products, and there can be no assurance that potential customers will be willing to incur the costs of Conserver 21[TM], that the Conserver 21[TM] will be contracted for by any supermarkets or other retailers, distributors or growers or, even if accepted by any such entities, that it will prove profitable or attractive to potential customers. In addition, there can be no assurance that other competing products will not be more economical or attractive to the Company's potential customers.

         o The marketing and sale of Conserver 21[TM] currently is the Company's sole line of business and will account for substantially all of the Company's revenues, if any, for the foreseeable future and until the Company's New Line of Business and New Business Opportunities, if approved by stockholders, result in a viable operation. The success of the Company's Principal Line of Business will depend on its ability to demonstrate the commercial viability and effectiveness of Conserver 21[TM] and its success in competing against other products or technologies aimed at the same market.

         o Conserver 21[TM] has not been commercially used outside of Spain and there can be no assurance that the Company can establish a market for the Conserver 21[TM] in the United States, Canada or in other territories which it may have distribution rights. If Conserver 21[TM] cannot be successfully commercialized, or if Conserver 21[TM] cannot be marketed on a stand-alone basis, it is likely there would be a material adverse effect on the Company's business, financial condition and results of operations.

         o As part of the Company's effort to exploit international markets, it is currently developing strategic alliances primarily to market and distribute Conserver 21[TM] in Canada, Israel and Japan. There can be no assurance that any of the proposed transactions will result in definitive agreements for the Company, or if such definitive agreements are effectuated, that the introduction of Conserver 21[TM] into the geographic areas identified would be commercially accepted or profitable. In addition, if such agreements are effectuated, the Company's Conserver 21[TM] operations will be subject to risks inherent in international operations.

         o The Company has never utilized Conserver 21[TM] under the conditions and in the volumes that will be required to make the Conserver 21[TM] profitable and cannot predict all of the difficulties that may arise in connection therewith. Although the Company has completed some initial testing of Conserver 21[TM], the Company has not completed all of its own comprehensive independent tests and to date, has relied primarily on the tests performed or commissioned by Agrotech, its predecessor in interest and entities with which it had contracted. Thus, it is possible that Conserver 21[TM] may require further research, development, design and testing, as well as regulatory clearances, prior to larger-scale commercialization.

         o The Company's ability to operate its Conserver 21[TM] business successfully will depend on a variety of factors, many of which are outside the Company's control, including competition, cost and availability of the product and changes in regulatory requirements.

         o The Company's initial marketing activities will be performed by its executive officers and advisors. To varying degrees, such persons have had prior experience in the food industry and marketing food products and services. However, none have had any experience with Conserver 21[TM] or in marketing the product. In order to market and sell Conserver 21[TM], the Company will need to maintain a sales force with technical expertise in the food preservation and food transportation industries. There can be no assurance that the Company will be able to gain such expertise or that such marketing efforts will be successful.

         o There are several methods of food preservation commercially available that compete directly or indirectly with the Company's Conserver 21[TM] products. Many of the Company's competitors have substantially greater financial, human and other resources than the Company as well as more experience in the marketing and selling of post-harvest life extension products. There can be no assurance that Conserver 21[TM] will gain commercial acceptance or establish any meaningful market share. Furthermore, any such market share, if and when achieved, could be lost or reduced by enhanced competition or the emergence of new and more effective preservation technologies.

         o The Company had formerly contracted for the exclusive rights to distribute Conserver 21[TM] in the United States and Canada with Groupe Conserver, the group of affiliated entities which, collectively, held the exclusive worldwide rights to distribute and market Conserver 21[TM] from Conserver XXI, S.A., Agrotech's predecessor in interest ("Conserver XXI"). Due to the instigation of insolvency proceedings involving Conserver Investments S.A., the controlling entity of the Groupe Conserver affiliates ("Conserver Investments"), and other alleged breaches, including Groupe Conserver's loss of its rights from Conserver XXI, the Company has terminated its former distribution agreement with Groupe Conserver and has taken steps to preserve its right to assert claims in the Conserver Investments insolvency proceedings. There can be no assurance that the Company's claims will be successful or that Groupe Conserver or anyone acting on its behalf will not attempt to enjoin the Company from exercising its rights derived from Agrotech or otherwise make claims against the Company and that such efforts will not successfully prevent the commercialization of Conserver 21[TM] temporarily. The Company does not believe, however, that there is any basis for such claims.

               New Line of Business and New Business Opportunities

         o With regard to the New Line of Business and the New Business Opportunities, there is no guarantee that the Company will receive the requisite approval of its stockholders, or if approved, whether the Company can successfully implement its business plan or operate profitably. The Company's stockholders will experience significant dilution in their percentage ownership interest in the Company upon the issuance of the shares of Common Stock as contemplated under the agreements related to the New Line of Business and the New Business Opportunities.

         o The Company's current and future business plans with respect to the New Line of Business and the New Business Opportunities are dependent, in large part, on changes in conditions which may adversely impact investments in gaming enterprises. These conditions and other factors beyond the Company's control include: (i) ability of the Company to operate any hotels and casinos; (ii) competition from other hospitality and entertainment properties; (iii) changes in regional and local population and disposable income composition; (iv) unanticipated increases in operating costs; (v) legal restrictions as to the use of advertising typically utilized in marketing gaming operations; (vi) restrictive changes in zoning and similar land use laws and regulations or in health, safety and environmental laws, rules and regulations; (vii) the inability to secure property and liability insurance to fully protect against all losses, or to obtain such insurance at reasonable costs; (viii) the exercise of the power of eminent domain; (ix) seasonality; and (x) changes in travel patterns or preferences which may be affected by increases in gasoline prices, changes in airline schedules and fare, strikes, weather patterns and/or relocation or reconstruction of highways, among other factors. Given the rapid developments and changes in the industry, it is impossible to accurately predict future trends or changes in the gaming industry or their effect on the Company. In particular, the success of the Company's proposed projects is largely dependent on tourism from the active gaming populations of Japan, Korea and China and the Russian Federation. Although the economic viability of any of the Company's proposed projects is at least in part based upon tourist incentives which would streamline the process of tourists entering the regions in which the Company plans to operate for gambling in such regions, there can be no assurance that restrictions will not be imposed on gambling generally in the regions in which the Company plans to operate and/or on tourists entering such regions for gambling, which may adversely impact the Company's results of operations.

         o The collection of the casino receivables with respect to the projects from international customers could be adversely affected by future business or economic trends or significant events in the countries in which such customers reside. There can be no assurance that operating cash flows and results of operations will not be adversely impacted by any inability to collect receivables from high-end players. In addition, gaming debts may not be legally enforced in certain foreign jurisdictions or in certain jurisdictions within the United States on grounds that they are against public policy. Such unenforceability may have an adverse impact on the collectability of such receivables.

         o As a result of the Company's proposed expansion into the hospitality and gaming industries internationally, the Company's operations with respect to the proposed projects will be subject to greater risks inherent in international operations such as the possibility of the loss of revenue, property or equipment due to expropriation, nationalization, war, insurrection, terrorism or civil disturbance, the instability of foreign economies, currency fluctuations and devaluations, adverse tax policies and governmental activities that may limit or disrupt markets, restrict payments or the movement of funds or result in the deprivation of contract rights. The Company is subject to taxation in a number of jurisdictions, and the final determination of its tax liabilities involves the interpretation of the statutes and requirements of various domestic and foreign taxing authorities. Foreign income tax returns of foreign subsidiaries, unconsolidated affiliates and related entities are routinely examined by foreign tax authorities.

There can be no assurance that any of these risks will not have an adverse effect on the Company's results of operations.

Item 8.  Financial Statements and Supplementary Data

         The consolidated financial statements of the Company are filed as part of this Form 10-K are set forth on pages F-2 to F-22. The report of Richard A. Eisner & Company, LLP, independent auditors, dated August 28, 1997 and September 24, 1994, respect to Notes D and K(8), October 2, 1997 with respect to Notes K(2) and (6) and October 3, 1997 with respect to Note K(10) is set forth on page F-1 of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not Applicable


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

Identification of Directors

         Pursuant to an Amendment to the Company's Certificate of Incorporation, the Board of Directors is divided into three classes, the terms of which expire successively over a three-year period. At each annual meeting of stockholders, successors to directors whose terms expire at that meeting shall be elected for three-year terms. The term of office for each class of director expires as follows: Class A, at the 1998 annual meeting of stockholders; Class B at the 1999 annual meeting of stockholders; and Class C at the 2000 annual meeting of stockholders. The current directors of the Company are as follows:

                                Class A Directors

         JAY M. HAFT, 61, has served as a director of the Company since October 1996. A practicing attorney for over 25 years, Mr. Haft also serves as Chairman of Noise Cancellation Technologies, Inc., Extech, Inc., Jenna Lane, Inc. as well as director of five other public companies whose respective securities are traded on The Nasdaq Market. He is a Managing General Partner of Venture Capital Associates, Ltd. and of Gen Am "1" Venture Fund, a domestic and an international venture capital fund, respectively. From 1989 until 1994, he was a partner at Parker Duryee Rosoff & Haft, counsel to the Company for its initial public offering, in New York, New York. He is currently of counsel to such firm. He is a member of the Florida State Commission for Government Accountability to the People.

         MICHAEL JAY SCHARF, 54, has been a director of the Company since September 1996. Mr. Scharf has been Chairman, President and Chief Executive Officer of Niagara Corporation (formerly International Metals Acquisition Corporation), a publicly held specialty steel and metal Company, since 1993. From 1989 until 1993, Mr. Scharf was a private investor. From 1983 until 1989, he was Chairman and Chief Executive Officer of Edgecomb Corporation, a leading independent metals distribution Company which was sold in 1989 to the Blackstone Group. Mr. Scharf is also a director of Financial Services Acquisition Corp., a publicly held Company.

                                Class B Directors

         JAMES V. STANTON, 65, has been Vice Chairman and a director of the Company since its inception in March 1996. From 1981 to 1988 he served as Executive Vice President of the Delaware North Company, one of the largest privately held food companies in the Unites States. Mr. Stanton, has been an attorney and a registered lobbyist in Washington, D.C. since 1988, and represented the 20th Congressional District of Ohio in the United in the United States House of Representatives from 1971 to 1977, where he served on the Select Committee on Intelligence, the Government Operations Committee, and the Public Works and Transportation Committee.

         BRIAN J. BRYCE, 62, has been a director of the Company since July 1996. Since 1988, Mr. Bryce has been the sole principal and a director of Bryce & Company, Limited, a consulting firm engaged in project finance. Mr. Bryce was employed by Hyatt International Corporation from 1969 until 1988, initially as a Vice President and ultimately becoming Vice Chairman in 1981.

                                Class C Director

         CHARLES H. STEIN, 65, has been Chairman, President and Chief Executive Officer of the Company since its inception in March 1996. From June 1994 until March 1996, Mr. Stein was a private investor and consultant. From October 1993 until June 1994, Mr. Stein was Chairman of HMI International Ltd., a Florida based wholesaler and retailer of resale products. From 1985 to 1987, he was President and Chief Executive Officer of Night Hawk Resources, Ltd. (Vancouver Stock Exchange) which was engaged in oil and gas exploration in Texas and Alaska. Prior thereto and from 1987, Mr. Stein was a private investor. Early in his career, Mr. Stein pioneered the concept of packaging fresh orange juice in "milk-type" cartons, which concept was sold to Kraft Foods, Inc. From December 1968 to October 1983, Mr. Stein was Chairman and Chief Executive Officer of Hardwicke Companies Inc. (Nasdaq), which built, developed, or operated more than 50 restaurants (including Tavern on the Green, Maxwell's Plum, and Benihana), health spas, theme parks in North America, Europe and Asia (including Great Adventure in New Jersey), and duty-free shops. Prior to 1968, he was President and Chief Executive Officer of Kitchens of Sara Lee, the world's largest bakery, as well as a director, member of the Executive Committee, and a Vice President of Consolidated Foods Corporation (NYSE), the parent Company of Sara Lee.

Identification of Executive Officers

         In addition to Messrs. Stein and Stanton, who are listed above, the following persons are executive officers of the Company:

         JEFFREY H. BERG, PH.D., 53, was appointed Vice President of Research and Development in January 1997. Dr. Berg, who has agreed to devote approximately 50% of his working time to Company affairs, will also seek new business opportunities for the Company that are compatible with its current or future business. Since 1987 Dr. Berg has worked in the financial community as an analyst covering the health care industry, including as a part-time employee of M. H. Meyerson & Co., Inc., a financial services firm, since September 1995. From 1981 to 1987 Dr. Berg worked at PA Technology, an international consulting agency where he counseled clients in the food industry and the health care industry. From 1974 to 1981 he led product development laboratories at Johnson & Johnson's Patient Care Division, and subsequently for the Consumer Products Division of Ortho Pharmaceutical Corporation. Dr. Berg received a Ph.D in organic chemistry from New York University in 1969 and subsequently spent four years at General Foods in research.

         GERALD M. BRESLAUER, 60, has been Vice President -- Administration and Secretary of the Company since its inception. From 1991 until he joined the Company in March 1996, Mr. Breslauer was an agent of The Equitable Life Assurance Society of the United States and the Equitable Variable Life Insurance Company and was a registered representative of Equico Securities, Inc. Mr. Breslauer is licensed to practice law in the State of New York.

         MILES R. GREENBERG, 40, was appointed Vice President and Chief Financial Officer of the Company in September 1996 and appointed Senior Vice President on January 18, 1997. From 1994 until joining the Company, Mr. Greenberg served as Vice President and Chief Financial Officer of F3 Software Corporation ("F3"), a developer and marketer of electronic forms composition and automation software. From 1992 until assuming his positions at F3, he served as Controller of BLOC Development Corporation (former parent company of F3), a publicly held entity primarily engaged in the development, publishing and direct marketing of computer software and hardware products. From 1985 to 1992, Mr. Greenberg served as Vice President and Chief Financial Officer of The Levenshon Companies, Inc. and its affiliates, a diversified financial services company. Mr. Greenberg is a Certified Public Accountant formerly with KPMG Peat Marwick.

         DOUGLAS C. RICE, 53, was appointed Vice President -- Corporate Development of the Company in May 1996 and appointed Executive Vice President and Chief Operating Officer in April 1997. Prior to joining the Company and from 1986, Mr. Rice was an independent food technologies consultant, during which time he provided advice and guidance for six years to the Charoen Pokphand Group, one of Asia's largest food producers, on the operation, financing, management and distribution aspects of businesses specializing in shrimp, fish, and chicken products.

         MICHAEL STANTON, 23, was appointed Vice President -- Special Projects in April 1997. Mr. Stanton is the son of James Stanton, Vice Chairman and Director of the Company and is a graduate of the College of the Holy Cross in 1996. Mr. Stanton shall serve the Company in identifying and developing new business opportunities and special project applications for Conserver 21[TM].

                          Compliance with Section 16(a)
                     of the Securities Exchange Act of 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10 percent of any registered class of the Company's equity securities, to file with the Securities and Exchange Commission (the "SEC") and the Nasdaq Stock Market reports of ownership of the Common Stock of the Company. Reporting persons are required by SEC regulation to furnish the Company with copies of all such reports that they file. To the best of the Company's knowledge, during the period March 6, 1996 to August 31, 1996 and the ten months ended June 30, 1997, the initial reports and any amendments thereto of each of the Company's executive officers and directors were timely filed.

Item 11.  Executive Compensation

         The following table sets forth the compensation awarded or paid to, or earned by, the Company's Chief Executive Officer during the period March 6, 1996 to August 31, 1996 and the ten months ended June 30, 1997. No other executive officer of the Company serving as an executive officer received a total salary and bonus of $100,000 for the periods specified. Accordingly, no information is reported for such persons.

                           Summary Compensation Table

---------------------------------------------------------------------------------------------------------------------------------
                                                              Annual Compensation                       Long Term Compensation
                                                    -----------------------------------------------------------------------------
                                                                                                       Awards          Payouts
                                                                                                 --------------------------------
                                                                                        Other        Securities
                                                                                        Annual       Underlying       All Other
                                      Fiscal                                         Compensation      Options      Compensation
  Name and Principal Position        Period(1)      Salary($)(2)    Bonus($)(2)           ($)            (#)             ($)
---------------------------------------------------------------------------------------------------------------------------------

Charles H. Stein                 3/6/96 - 8/31/96        0               0                0               0               0
  Chairman, Chief Executive
  Officer, President and                                 0               0                0               0               0
  Director                       9/1/96 - 6/30/97
---------------------------------------------------------------------------------------------------------------------------------

----------------
(1) The Company was incorporated on March 6, 1996 and initially adopted a fiscal year ending August 31. During the current calendar year, the Company elected to change its fiscal year end to June 30.

(2) For the period March 6, 1996 to June 30, 1997, Mr. Stein waived his right to an annual salary and, as of the date of this report, has continued to waive this right. The Board of Directors has accepted Mr. Stein's waiver, but has reserved the right to award Mr. Stein, in its sole discretion, the amounts so waived. During this period March 6, 1996 to August 31, 1996 and the ten months ended June 30, 1997, the Company recorded non-cash compensation charges of $65,000 and $105,000, respectively, for services contributed by Mr. Stein.

Employment Agreement

         Effective as of June 13, 1997 the Company entered into an employment agreement with Charles H. Stein, President and Chief Executive Officer of the Company. The agreement has a three-year term which renews for an additional year on each anniversary of the agreement, and provides for an annual base compensation of $125,000 together with such additional increases as the Company's Board of Directors, in its sole discretion, from time to time determines are appropriate. The agreement also provides for certain employee benefits including medical insurance, vacation and a car allowance, and also contains a non-competition provision covering the term of the agreement as well as for 36 months following termination. For the period March 6, 1996 to August 30, 1996 and the ten months ended June 30, 1997, Mr. Stein waived his right to an annual salary and the Company recorded non-cash compensation charges of $65,000 and $105,000 for the respective periods. As of the date of this report, Mr. Stein has continued to waive this right. The Board of Directors has accepted Mr. Stein's waiver, but has reserved the right to award Mr. Stein, in its sole discretion, the amounts so waived.

         The following table provides certain information regarding the stock options granted during the period March 6, 1996 to August 31, 1996 and the ten months ended June 30, 1997 to the only executive officer named in the Summary Compensation Table.

          Option Grants For the Period March 6, 1996 to August 31, 1996

--------------------------------------------------------------------------------------------------
                                   Number of         % of total
                                   Securities      Options Granted     Exercise of
                               Underlying Options    to Employees       Base Price     Expiration
           Name                   Granted(#)(1)    in Fiscal Period      $/Share          Date
--------------------------------------------------------------------------------------------------
Charles H. Stein                        0                 0                 --             --

--------------------------------------------------------------------------------------------------

----------------
(1) The Company was incorporated on March 6, 1996 and initially adopted a fiscal year ending August 31. During the current calendar year, the Company elected to change its fiscal year end to June 30.

            Option Grants For the Ten Months Ended June 30, 1997(1)

--------------------------------------------------------------------------------------------------
                                   Number of         % of total
                                   Securities      Options Granted     Exercise of
                               Underlying Options    to Employees       Base Price     Expiration
           Name                   Granted(#)(1)    in Fiscal Period      $/Share          Date
--------------------------------------------------------------------------------------------------
Charles H. Stein                        0                 0                 --             --

--------------------------------------------------------------------------------------------------

----------------
(1) The Company was incorporated on March 6, 1996 and initially adopted a fiscal year ending August 31. During the current calendar year, the Company elected to change its fiscal year end to June 30.


Directors Compensation

         Non-employee directors receive $1,000 for each meeting a director attends. Directors who are employees of the Company receive no additional compensation for their services rendered as directors. All directors are reimbursed for reasonable expenses incurred in connection with their services rendered as directors.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth information, to the best of the Company's knowledge, with respect to each person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) known to the Company to be the beneficial owner (defined below) of more than 5% of the Company's Common Stock. The percentage of shares outstanding is based on the Company's Common Stock shares outstanding as of September 30, 1997.

--------------------------------------------------------------------------------
                                               Number of Shares    Percentage of
                                                 Beneficially       Total Voting
   Name and Address of Stockholder                   Owned             Shares
--------------------------------------------------------------------------------
Charles Stein Inter Vivos Trust(1)
c/o Conserver Corporation of America
3250 Mary Street, Suite 405
Coconut Grove, FL 33133                           1,000,000             14.7%
--------------------------------------------------------------------------------
James V. Stanton(2)
c/o Conserver Corporation of America
3250 Mary Street, Suite 405
Coconut Grove, FL 33133                             653,644              8.9%
--------------------------------------------------------------------------------
Jasmine Trustees Ltd.(3)                            500,000              7.4%
P.O. Box 675
St. Helier, Jersey Channel Islands
--------------------------------------------------------------------------------
The SES Family Investment Partnership, L.P.(4)      500,000              6.9%
2859 Queens Courtyard Drive
Las Vegas, Nevada 89109
--------------------------------------------------------------------------------

----------------

(1) Represents shares held by the Charles Stein Intervivos Trust for benefit of Mr. Charles H. Stein's spouse and children. Mr. Stein, Chairman, President and Chief Executive Officer of the Company, disclaims voting and investment power with respect to the shares.

(2) Includes 20,000 shares of Common Stock which are held by Mr. Stanton, a director of the Company, as joint tenant with his wife, Margaret M. Stanton, currently exercisable warrants to purchase 150,000 shares of Common
    Stock at a price equal to $5.00 per share and currently exercisable options to purchase 400,000 shares and 23,644 shares of Common Stock at $5.00 and $2.00 per share, respectively.

(3) Represents shares held by the Jasmine Trustees Ltd. for the benefit of Mr. Brian J. Bryce, a director of the Company, and his children. Mr. Bryce does not have voting or dispositive power with respect to such shares.

(4) Represents currently exercisable warrants to purchase 500,000 shares of Common Stock at an exercise price of $2.00 per share and expiring in June 2003.

         The following table sets forth information, to the best of the Company's knowledge, with respect to the Company's Common Stock, (i) the ownership of Common Stock by each current director and nominee, (ii) the ownership of Common Stock by the Executive Officers named in the "Summary Compensation Table," and (iii) the ownership of Common Stock by all current directors and executive officers of the Company as a group. Except as otherwise provided in the footnotes to the table, the beneficial owners (defined below) have sole voting and investment power as to all securities. The percentage of shares outstanding is based on the Company's Common Stock shares outstanding as of September 30, 1997.

-------------------------------------------------------------------------------------------------------
                                                           Number of Shares        Percentage of
                                                              Beneficially          Total Voting
Name                                                             Owned                 Shares
-------------------------------------------------------------------------------------------------------
Charles H. Stein - Chairman, President and Chief Executive
    Officer(1)                                                 1,000,000                 14.7%
-------------------------------------------------------------------------------------------------------
James V. Stanton - Vice Chairman and Director(2)                 653,644                  8.9%
-------------------------------------------------------------------------------------------------------
Douglas C. Rice - Executive Vice President and Chief
    Operating Officer(3)                                          25,000                     *
-------------------------------------------------------------------------------------------------------
Miles R. Greenberg - Senior Vice President - Finance,
    Treasurer and Chief Financial Officer(4)                      30,000                     *
-------------------------------------------------------------------------------------------------------
Jeffrey H. Berg - Vice President - Research and Development           --                    --
-------------------------------------------------------------------------------------------------------
Gerald M. Breslauer - Vice President - Administration and
    Secretary                                                     50,000                     *
-------------------------------------------------------------------------------------------------------
Michael J. Stanton - Vice President - Special Project(5)          50,155                     *
-------------------------------------------------------------------------------------------------------
Brian J. Bryce, Director(6)                                      500,000                  7.4%
-------------------------------------------------------------------------------------------------------
Jay M. Haft - Director(7)                                        350,000                  4.9%
-------------------------------------------------------------------------------------------------------
Michael Jay Scharf - Director(8)                                 200,000                  2.9%
-------------------------------------------------------------------------------------------------------
All executive officers and directors as a group (10 persons)   2,858,799                 36.9%
-------------------------------------------------------------------------------------------------------

-----------------------
*   Represents beneficial ownership of less than 1% of the Common Stock.

(1) Represents shares held by Charles Stein Inter Vivos Trust for benefit of Mr. Stein's spouse and children. Mr. Stein disclaims voting and investment power with respect to the shares.

(2) Includes 20,000 shares of Common Stock which are held as joint tenants with Mr. Stanton's wife, Margaret M. Stanton, currently exercisable warrants to purchase 150,000 shares of common stock at a price equal to $5.00 per share, and currently exercisable options to purchase 400,000 shares and 23,644 shares of Common Stock at $5.00 and $2.00 per share, respectively. Does not include 30,000 shares of Common Stock issued to Mr. Stanton's adult children.

(3) Represents currently exercisable options to purchase 25,000 shares of Common Stock at $.50 per share.

(4) Represents currently exercisable options to purchase 30,000 shares of Common Stock at $5.00 per share.

(5) Includes currently exercisable options to purchase 11,822 shares of Common Stock at $2.00 per share and 23,333 shares at $5.00 per share.

(6) Represents shares held by Jasmine Trustees Ltd., a trust established for the benefit of Mr. Bryce and his children. Mr. Bryce does not have voting or dispositive power with respect to such shares.

(7) Includes warrants to purchase 150,000 shares of Common Stock at a price equal to $5.00 per share and options to purchase 150,000 shares of Common Stock at $5.00 per share.

(8) Represents 200,000 shares held by the Scharf Family 1989 Trust for the benefit of Mr. Scharf and his family. Mr. Scharf does have voting or dispositive power with respect to such shares.

         As used in the tables above "beneficial ownership" means the sole or shared power to vote or direct the voting or to dispose or direct the disposition of any security. A person is deemed to have "beneficial ownership" of any security that such person has a right to acquire within 60 days of the date of this report. Any security that any person named above has the right to acquire within 60 days is deemed to be outstanding for purposes of calculating the ownership of such person but is not deemed to be outstanding for purposes of calculating the ownership percentage of any other person. Unless otherwise noted, each person listed has the sole power to vote, or direct the voting of, and power to dispose, or direct the disposition of, all such shares.

Item 13.  Certain Relationships and Related Transactions

         Following the Company's incorporation in March 1996, the Company issued an aggregate of 4,880,167 shares of Common Stock to 24 persons, including Messrs. Stein (through the Charles Stein Inter Vivos Trust), Stanton, Bryce (through the Jasmine Trustees Ltd.), Breslauer, Haft and Scharf (through the Scharf Family 1989 Trust) and Conserver Investments, SA, at a price of $.001 per share.

         During the period from April 1996 through November 1996, the Company issued an aggregate of 634,400 shares of Common Stock to 49 persons at a price of $5.00 per share, including two persons who had previously acquired shares of Common Stock at $.001 per share and 30,000 shares to two adult children of James
V. Stanton, a director of the Company. Subsequently in April 1997, options to purchase 500,000 shares of Common Stock were granted to these 49 persons on a pro rata basis at an exercise price of $2.00 per share.

         In March 1996, options to purchase 75,000 shares of Common Stock at an exercise price of $.50 per share were granted to Douglas Rice, Vice President -- Corporate Development. The Company recorded compensation charges of $337,500 in connection with the issuance of such options. In August 1996 warrants to purchase 150,000 shares of Common Stock at a purchase price of $5.00 per share were granted to each of Messrs. Haft and Stanton. In April 1997, options to purchase 150,000 shares of Common Stock at a purchase price of $5.00 per share were granted to each of Messrs. Haft and Stanton and options to purchase a total of 70,000 shares of Common Stock at an exercise price of $5.00 per share were granted to Michael Stanton, Vice President of the Company and James Stanton's son. In September 1996 and April

1997, options to purchase a total of 90,000 shares of Common Stock at an exercise price of $5.00 per share were granted to Miles R. Greenberg, Senior Vice President and Chief Financial Officer.

         In October and November 1996, the Company repurchased, for an aggregate repurchase price of $1,800,000, 1,366,667 of the 1,666,667 shares of Common Stock originally acquired by Conserver Investments, SA (an affiliate of Groupe Conserver) ("CI") in March 1996 in connection with the Groupe Conserver Distribution Agreement. The remaining 300,000 shares of Common Stock were transferred in November to two persons designated by the Company, each of whom are non-affiliates of both the Company and Groupe Conserver or any of their directors, officers or employees.

         Pursuant to a Stockholder Agreement dated March 7, 1996 by and among Charles Stein, Bruce Denis Allet on behalf of CI and a non-affiliate stockholder, Mr. Allet has served on the Board of Directors as a designee of CI. This agreement terminated effective upon the disposition by CI of its remaining shares of Common Stock in November 1996, and Mr. Allet subsequently resigned as a director of the Company.

         Since October 1996, the Company has paid rent of $3,845 per month plus utilities to Charles H. Stein for the use of his Manhattan suite as office space for the Company.

         In April 1997, James Stanton advanced $500,000 to Agrotech on behalf of the Company in fulfillment of a Company obligation under the distribution agreement between the Company and Agrotech. In June 1997, the Company repaid Mr. Stanton in full, together with $5,600 in accrued interest thereon from the proceeds of the Offering. In consideration of his advance of $500,000 to Agrotech in fulfillment of a Company obligation under the Distribution Agreement between the Company and Agrotech, the Company issued to Mr. Stanton options to purchase 250,000 shares of Common Stock at an exercise price of $5.50 per share.

         Jay M. Haft, a director of the Company is Of Counsel to the law firm Parker Duryee Rosoff & Haft. The Company incurred approximately $75,000 and $149,000 in legal fees to a related party from March 6, 1996 (date of incorporation) through August 31, 1996 and the ten months ended June 30, 1997, respectively, including free legal services amounting to $60,000 in the ten months ended June 30, 1997 which was recorded as additional paid-in capital.

         On August 12, 1997, the Board of Directors has adopted resolutions to issue to Brian J. Bryce and Jay M. Haft, respectively, options to purchase 300,000 and 200,000 shares of Common Stock at an exercise price equal to $6.125 per share, such options to be effective upon shareholders' approval of the proposal for the Company to enter into the New Line of Business and the New Business Opportunities.

         In connection with the transactions contemplated by the Sakhalin Agreement, Brian J. Bryce (through the Jasmine Trustees Ltd.), Jay M. Haft and James V. Stanton, directors of the Company, have agreed to enter into a pledge agreement with the Company that in the event the proposal relating to the New Line of Business and New Business Opportunities is not approved by the stockholders of the Company at the Special Meeting of Stockholders, the Company would transfer all of its rights and obligations under the Sakhalin Agreement to such directors, subject to the directors reimbursing the Company for certain costs and expenses incurred by the Company relating to the Sakhalin Project, including the $500,000 initial payment under the Sakhalin Agreement. These obligations would be secured by a specified amount of shares of Common Stock of the Company owned, either directly or beneficially, by such directors. This matter was approved by the Board of Directors at its meeting held on September 10, 1997.

Item 14.  Exhibits, Financial Statement & Schedules, and Reports on Form 8-K

         (a)(1)   Financial Statements


Document                                                                   Page
--------                                                                   ----

Report of Independent Auditors.                                             F-2

Balance Sheet as at June 30, 1997.                                          F-3

Statements of Operations for the period from March 6, 1996 (date of incorporation) through August 31, 1996, for the ten months ended June
30, 1997 and for the period from March 6, 1996 (date of incorporation)
through June 30, 1997.                                                      F-4

Statements of Changes in Stockholders Equity for the period from March
6, 1996 (date of incorporation) through August 31, 1996 and for the
ten months ended June 30, 1997.                                             F-5

Statements of Cash flows for the period from March 6, 1996 (date of incorporation) through August 31, 1996, for the ten months ended June
30, 1997 and for the period from March 6, 1996 (date of incorporation)
through June 30, 1997.                                                      F-6

Notes to Financial Statements.                                              F-7

(a)(2)   Exhibits

Exhibit
Number      Description of Exhibits
------      -----------------------

3.1 Certificate of Incorporation and amendments thereto (incorporated herein by reference to the Company's Registration Statement on Form S-1 (File No. 333-16571)).
3.2 Amendment to Company's Certificate of Incorporation (incorporated herein by reference to the Company's Registration Statement on Form S-1 (File No. 333-16571), Amendment No. 5).
3.3 By-laws of Company (incorporated herein by reference to the Company's Registration Statement on Form S-1 (File No. 333-16571)).
4.2 Form of certificate evidencing shares of Common Stock (incorporated herein by reference to the Company's Registration Statement on Form S-1 (File No. 333-16571), Amendment No. 2).
4.3 Form of Underwriter's Warrant Agreement between Company and the Underwriter (including form of Underwriter's arrant) (incorporated herein by reference to the Company's Registration Statement on Form S-1 (File No. 333-16571), Amendment No. 5).

Exhibit
Number      Description of Exhibits
------      -----------------------

4.5 Amendatory Agreement dated November 6, 1996 between the Company and The SES Family Investment and Trading Partnership, L.P. (incorporated herein by reference to the Company's Registration Statement on Form S-1 (File No. 333-16571)).
4.6 Form of 10% Debenture dated September 1996 (incorporated herein by reference to the Company's Registration Statement on Form S-1 (File No. 333-16571)).
4.7 Form of 10% Convertible Debenture dated November 1996 (incorporated herein by reference to the Company's Registration Statement on Form S-1 (File No. 333-16571)).
10.1 1996 Stock Option Plan, as amended and restated (incorporated herein by reference to the Company's Registration Statement on Form S-1 (File No. 333-16571)).
10.2 Form of Stock Option Agreement (incorporated herein by reference to the Company's Registration Statement on Form S-1 (File No. 333-16571)).
10.3 Distribution Agreement dated October 9, 1996 between Company and Agrotech 2000, S.L. (incorporated herein by reference to the Company's Registration Statement on Form S-1 (File No. 333-16571), Amendment No. 4).
10.4 Employment Agreement between Charles H. Stein and the Company, effective as of June 13, 1997.
10.5 Form of $5.00 Warrant Agreement dated August 1996 (incorporated herein by reference to the Company's Registration Statement on Form S-1 (File No. 333-16571)).
10.6 Loan Agreement dated October 9, 1996 between Company and Conserver Purchasing Corporation ("CPU"), as amended by Letter Agreement dated December 31, 1996 between Company and CPC (incorporated herein by reference to the Company's Registration Statement on Form S-1 (File No. 333-16571), Amendment No. 2).
10.7 Form of Financial Consulting Agreement between Company and Underwriter (incorporated herein by reference to the Company's Registration Statement on Form S-1 (File No. 333-16571), Amendment No. 5).
10.8 Agreement dated as of August 12, 1997 by and among the Company, Sakhalin Trading and Investments Limited ("SGTI") and Sovereign Gaming and Leisure Limited ("Sovereign").
10.9 Amendment dated September 9, 1997, to August 12, 1997 Agreement by and among the Company, SGTI and Sovereign.
10.10 Development Services Agreement dated as of October 2, 1997 between the Company and Dato' David Chiu.
10.11 Consulting Agreement effective as of August 14, 1997 between the Company and Star Casino Limited.
10.12 Proposed form of Pledge Agreement by and among the Company, Brian J. Bryce (through the Jasmine Trustees Ltd.), Jay M. Haft and James V. Shelton.
10.13 Hotel Management Agreement dated as of October 2, 1997 between the Company and Dorsett Hotels and Resorts International Ltd.
10.14 Memorandum of Understanding dated August 20, 1997 between the Company and Arlene Streilitz.
10.15 Heads of Agreement dated October 3, 1997 between the Company and Parbhoe's Handelmij N.V.

Exhibit
Number      Description of Exhibits
------      -----------------------

27.1        Financial Data Schedule.

(b)         Reports on Form 8-K

         No reports on Form 8-K were filed during the fourth quarter ended June 30, 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CONSERVER CORPORATION OF AMERICA


Date: October 14, 1997              By: /s/ Charles H. Stein
                                        --------------------------------------
                                        Charles H. Stein
                                        Chairman of the Board, Chief Executive
                                        Officer and President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

            Signature                                  Title                             Date
            ---------                                  -----                             ----
     /s/ Charles H. Stein
----------------------------------        Chairman of the Board, Chief Executive     October 14, 1997
         Charles H. Stein                 Officer and President
                                          (Principal Executive Officer)

    /s/ Miles R. Greenberg
----------------------------------        Chief Financial Officer                    October 14, 1997
        Miles R. Greenberg                (Principal Financial Officer and Chief
                                          Accounting Officer)

     /s/ James V. Stanton
----------------------------------        Vice Chairman and Director                 October 14, 1997
         James V. Stanton

      /s/ Brian J. Bryce
----------------------------------        Director                                   October 14, 1997
          Brian J. Bryce

        /s/ Jay M. Haft
----------------------------------        Director                                   October 14, 1997
            Jay M. Haft


----------------------------------        Director
        Michael Jay Scharf

CONSERVER CORPORATION OF AMERICA
(a development stage company)

                                   -I N D E X-

                                                                          Page

REPORT OF INDEPENDENT AUDITORS                                             F-2

BALANCE SHEET AS AT  JUNE 30, 1997                                         F-3

STATEMENTS OF OPERATIONS FOR THE PERIOD FROM MARCH 6, 1996
(DATE OF INCORPORATION) THROUGH AUGUST 31, 1996, FOR THE TEN
MONTHS ENDED JUNE 30, 1997 AND FOR THE PERIOD FROM MARCH 6,
1996 (DATE OF INCORPORATION) THROUGH JUNE 30, 1997                         F-4

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE PERIOD
FROM MARCH 6, 1996 (DATE OF INCORPORATION) THROUGH AUGUST
31, 1996 AND FOR THE TEN MONTHS ENDED JUNE 30, 1997                        F-5

STATEMENTS OF CASH FLOWS FOR THE PERIOD FROM MARCH 6, 1996
(DATE OF INCORPORATION) THROUGH AUGUST 31, 1996, FOR THE TEN
MONTHS ENDED JUNE 30, 1997, AND FOR THE PERIOD FROM MARCH 6,
1996 (DATE OF INCORPORATION) THROUGH JUNE 30, 1997                         F-6

NOTES TO FINANCIAL STATEMENTS                                              F-7

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Conserver Corporation of America
Coral Gables, Florida


We have audited the accompanying balance sheet of Conserver Corporation of America (a development stage company) as at June 30, 1997, and the related statements of operations, changes in stockholders' equity and cash flows for the period from March 6, 1996 (date of incorporation) through August 31, 1996, for the ten months ended June 30, 1997 and for the period from March 6, 1996 (date of incorporation) through June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of Conserver Corporation of America at June 30, 1997 and the results of its operations and its cash flows for the period from March 6, 1996 (date of incorporation) through August 31, 1996, for the ten months ended June 30, 1997 and for the period from March 6, 1996 (date of incorporation) through June 30, 1997, in conformity with generally accepted accounting principles.

As discussed in Notes I and J the Company is currently renegotiating the Distribution Agreement with a view to reduce the pricing arrangements regarding its cost of purchasing the Conserver 21(TM) packets and to modify the manufacturing arrangements. Should a favorable outcome of such negotiation not be achieved or the agreement were to terminate as a result of a material breach, the Company could be without its current line of business of marketing Conserver 21 and its results of operations would be adversely affected.



New York, New York
August 28, 1997

With respect to Note D
September 24, 1997

With respect to Notes K[2] and [5]
October 2,  1997

With respect to Notes K[10]
October 3, 1997

CONSERVER CORPORATION OF AMERICA
(a development stage company)

Balance Sheet
June 30, 1997


--------------------------------------------------------------------------------

ASSETS
   Current assets:
      Cash and cash equivalents                                     $ 7,715,460
      Loan receivable (Note A[4])                                     1,000,000
      Bad debt reserve (Note I)                                      (1,000,000)
      Advances to officers and employees                                 26,965
      Inventory (Notes B[7] and J)                                       20,000
      Prepaid expenses and other current assets                         166,783
--------------------------------------------------------------------------------
        Total current assets                                          7,929,208
--------------------------------------------------------------------------------
   Fixed assets, net (Notes B[2] and C)                                  21,986
--------------------------------------------------------------------------------
                                                                    $ 7,951,194
--------------------------------------------------------------------------------

LIABILITIES
   Current liabilities:
      Accounts payable                                              $   292,524
      Accrued expenses                                                  173,400
      Due to officers and employees                                      10,678
      Convertible debentures (net of $60,328 discount) (Note D)         689,672
      Accrued interest                                                   55,000
--------------------------------------------------------------------------------
        Total current liabilities                                     1,221,274
--------------------------------------------------------------------------------
   Commitments and other matters (Note G)

STOCKHOLDERS' EQUITY (Notes A, D and E):
   Preferred stock, par value $.01, 5,000 shares authorized,
    none issued Common stock, par value $.001, 30,000,000 shares
    authorized, 6,385,404 shares issued and outstanding                   6,386
   Additional paid-in capital                                        16,672,672
   Deficit accumulated during the development stage                  (9,949,138)
--------------------------------------------------------------------------------
        Total stockholders' equity                                    6,729,920
--------------------------------------------------------------------------------
                                                                    $ 7,951,194
--------------------------------------------------------------------------------




See notes to financial statements                                          F-3

CONSERVER CORPORATION OF AMERICA
(a development stage company)

Statements of Operations


                                                      March 6, 1996                               March 6, 1996
                                                        (Date of                                     (Date of
                                                     Incorporation)           Ten Months          Incorporation)
                                                         Through                 Ended               Through
                                                       August 31,              June 30,              June 30,
                                                          1996                   1997                  1997
----------------------------------------------------------------------------------------------------------------
Operating expenses:
   Marketing and sales                                                        $    115,576       $     115,576
   Research and development                                                         52,247              52,247
   Compensation charges in connection with
      issuance of options and warrants
      (Notes E[1] and [2])                            $   907,201                4,995,106           5,902,307
   General and administrative expenses                    458,611                1,687,172           2,145,783
   Write-down of inventory (Note J)                                                355,800             355,800
   Provision for bad debt (Note I )                                              1,000,000           1,000,000
----------------------------------------------------------------------------------------------------------------
Operating loss                                         (1,365,812)              (8,205,901)         (9,571,713)
Other expenses:
   Interest expense, net of $8,741 and $51,180 of
      interest income in August and June,
      respectively                                         21,259                  356,166             377,425
----------------------------------------------------------------------------------------------------------------
Net loss                                              $(1,387,071)             $(8,562,067)        $(9,949,138)
----------------------------------------------------------------------------------------------------------------

Net loss per share of common stock (Note B[3])              $(.32)                  $(1.58)
----------------------------------------------------------------------------------------------------------------

Weighted average number of common shares
   outstanding                                          4,390,767                5,409,990
----------------------------------------------------------------------------------------------------------------



See notes to financial statements                                          F-4

CONSERVER CORPORATION OF AMERICA
(a development stage company)

Statements of Changes in Stockholders' Equity
(Note E)


                                                                                                            Deficit
                                                                                                          Accumulated
                                                Common Stock                              Additional      During the
                                               Par Value $.001         Subscriptions       Paid-in        Development
                                             Shares         Amount       Receivable        Capital           Stage           Total
-----------------------------------------------------------------------------------------------------------------------------------
Issuance of common stock for
   cash of $ 2,140 and
   subscriptions in March 1996             4,880,167      $ 4,881           $(2,741)                                  $       2,140
Issuance of common stock for cash
   from April through August 1996
   ($5.00 per share)                         331,400          331                        $ 1,656,679                      1,657,010
Compensation charges in connection
    with issuance of options
   (Note E[1])                                                                               450,000                        450,000
Compensation charges in connection
    with issuance of warrants
   (Note E[2])                                                                               457,201                        457,201
Compensation charge in connection
   with officer's salary                                                                      65,000                         65,000
Net loss for the period from
   March 6, 1996 (date of
   incorporation) through
   August 31, 1996                                                                                       $(1,387,071)    (1,387,071)
------------------------------------------------------------------------------------------------------------------------------------
Balance - August 31, 1996                  5,211,567        5,212            (2,741)       2,628,880      (1,387,071)     1,244,280
Repurchase and cancellation of
   shares originally issued (Note A[2])   (1,366,667)      (1,367)            1,367       (1,800,000)                    (1,800,000)
Shares issued and treated as debt
   discount                                   62,504           63                            312,437                        312,500
Sale of common stock ($5.00 per
   share) from September 1, 1996
   to November 7, 1996                       303,000          303                          1,514,697                      1,515,000
Legal services provided by
   stockholder without charge                                                                 60,000                         60,000
Collection of subscriptions receivable                                        1,374                                           1,374
Compensation charges in connection
   with issuance of options and
   warrants                                                                                4,995,106                      4,995,106
Compensation charges in connection
   with officer's salary                                                                     105,000                        105,000
Net proceeds from issuance of
   common stock in initial public
   offering                                2,200,000        2,200                          8,856,527                      8,858,727
Common stock contributed to
   treasury and cancelled including
   an adjustment of 5,000 shares
   (Note E[2])                               (25,000)         (25)                                25
Net loss for the period from
   September 1, 1996 through
   June 30, 1997                                                                                          (8,562,067)    (8,562,067)
------------------------------------------------------------------------------------------------------------------------------------
Balance - June 30,  1997                   6,385,404      $ 6,386                        $16,672,672     $(9,949,138)   $ 6,729,920
------------------------------------------------------------------------------------------------------------------------------------





See notes to financial statements                                          F-5

CONSERVER CORPORATION OF AMERICA
(a development stage company)

Statements of Cash Flows


                                                                              March 6, 1996                         March 6, 1996
                                                                                (Date of                              (Date of
                                                                             Incorporation)       Ten Months        Incorporation)
                                                                                 Through             Ended             Through
                                                                                August 31,          June 30,           June 30,
                                                                                   1996               1997               1997
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net loss                                                                    $(1,387,071)      $(8,562,067)        $(9,949,138)
   Adjustments:
      Impairment of inventory                                                                        355,800             355,800
      Provision for bad debt                                                                       1,000,000           1,000,000
      Depreciation and amortization                                                    487           253,849             254,336
      Compensation expense relating to officer's salary                             65,000           105,000             170,000
      Compensation expense relating to stock options and warrants                  907,201         4,995,106           5,902,307
      Legal services provided by shareholder without charge                                           60,000              60,000
      Changes in:
        Advances to officers and employees                                         (14,129)           (2,158)            (16,288)
        Prepaid expenses and other  current assets                                 (17,502)         (149,281)           (166,783)
        Accrued expenses and other liabilities                                     105,317           415,607             520,925
-----------------------------------------------------------------------------------------------------------------------------------
           Net cash used in operating activities                                  (340,697)       (1,528,144)         (1,868,841)
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Acquisition of fixed assets                                                      (4,865)          (19,285)            (24,150)
   Notes receivable                                                                               (1,375,800)         (1,375,800)
-----------------------------------------------------------------------------------------------------------------------------------
           Net cash used in investing activities                                    (4,865)       (1,395,085)         (1,399,950)
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Collection of subscriptions receivable                                                              1,374               1,374
   Repurchase of shares of common stock                                                           (1,800,000)         (1,800,000)
   Net proceeds from public offering                                                               8,858,727           8,858,727
   Proceeds from sale of common stock                                            1,659,150         1,515,000           3,174,150
   Proceeds from notes payable                                                   1,000,000         1,250,000           2,250,000
   Repayments of notes payable                                                                    (1,500,000)         (1,500,000)
   Return of subscription funds                                                     90,000           (90,000)
-----------------------------------------------------------------------------------------------------------------------------------
           Net cash provided by financing activities                             2,749,150         8,235,101          10,984,251
-----------------------------------------------------------------------------------------------------------------------------------
Net increase in cash                                                             2,403,588         5,311,872           7,715,460
   Cash and cash equivalents - beginning of period                                                 2,403,588
-----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents  - end of period                                     $ 2,403,588      $  7,715,460        $  7,715,460
-----------------------------------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
   Cash paid during the period for interest                                    $     - 0 -      $    129,864        $    129,864
-----------------------------------------------------------------------------------------------------------------------------------
   Noncash transactions:
      Issuance of common stock in connection with convertible debt                              $    312,500        $    312,500
-----------------------------------------------------------------------------------------------------------------------------------
      Common stock contributed to treasury and cancelled
        (includes a $5 adjustment)                                                              $         25        $         25
-----------------------------------------------------------------------------------------------------------------------------------
      Cancellation of loan receivable in exchange for inventory                                 $    375,800        $    375,800
-----------------------------------------------------------------------------------------------------------------------------------
      Cancellation of subscription receivable in exchange for shares
        of common stock                                                                         $      1,367        $      1,367
-----------------------------------------------------------------------------------------------------------------------------------



See notes to financial statements                                          F-6

CONSERVER CORPORATION OF AMERICA
(a development stage company)

Notes to Financial Statements

Note A. The Company

[1] Conserver Corporation of America (the "Company") is a development stage company that has the rights for the exclusive distribution of a product which can be used to retard spoilage and decay in food and flowers for commercial use in the United States and Canada. The Company was incorporated in Delaware on March 6, 1996 and initially adopted a fiscal year ending August 31. During the current year, the Company elected to change the fiscal year end to June 30. As a development stage company, the Company's activities since its inception have been primarily focused on testing, developing and exploiting the Conserver 21(TM)product and negotiating distribution and other arrangements, raising both debt and equity financing (public and private), and recruiting management personnel with respect to the Conserver 21(TM) product.

[2] In connection with the organization of the Company, 1,666,667 shares of common stock were subscribed to by Conserver Investments, S.A., which together with certain of its affiliates are referred to hereinafter as the "Groupe Conserver".

      The Company, in a series of negotiated transactions repurchased 1,366,667 shares of such common stock for an aggregate sum of $1,800,000. The remaining 300,000 shares of common stock were transferred in November to two persons designated by the Company, each of whom are nonaffiliates of both the Company and Groupe Conserver or any of their directors, officers or employees.

[3] In March 1996 the Company entered into a distribution agreement with certain of the Groupe Conserver entities for the exclusive marketing and distribution rights to Conserver 21(TM) products in the United States and Canada. Conserver 21(TM) products are designed to preserve foodstuffs and flowers. Groupe Conserver had obtained such rights from Conserver XXI (see Note A[4] below) in May 1995. The agreement was amended in October 1996. Upon learning of a dispute between Conserver XXI and Groupe Conserver, which threatened the Company's supply of Conserver 21(TM), the Company entered into an agreement with Conserver Purchasing Corporation ("Purchasing") an unaffiliated Delaware corporation, whereby the Company, through Purchasing would have been able to acquire substantially identical marketing and distribution rights from Conserver XXI in the event Groupe Conserver XXI could not deliver the product. Pursuant to the agreement between the Company and Purchasing dated October 9, 1996, and subsequently amended on December 31, 1996, the Company lent Purchasing up to $375,000 for the purpose of enabling Purchasing to acquire an inventory of Conserver 21(TM). These loans, which were payable on demand, bearing interest at a rate of 8% per annum were collateralized by a lien on Purchasing's inventory of Conserver 21(TM). In June of 1997 the Company accepted inventory as full payment on the loans. Due to the establishment of insolvency proceedings in Brussels regarding Conserver Investments, S.A., the controlling entity of the Groupe Conserver affiliates and Groupe Conserver's loss of its rights from Conserver XXI, the Company terminated its distribution agreement with Groupe Conserver in March of 1997.

[4] In March 1997 the Company entered into the Distribution Agreement with Agrotech 2000, S.L., ("Agrotech"), a company whose principal shareholder controlled Conserver XXI, establishing the Company as the exclusive licensee of the right to import, promote, distribute, market and otherwise commercially exploit Conserver 21(TM) products in the United States and Canada through March 2022, subject to extension. The Company also holds the option and a right of first refusal to exercise such exclusive rights throughout the world. Pursuant to the terms of the Distribution Agreement, if the Company fails to purchase a minimum of $2,000,000 of Conserver 21(TM) products between April 1997 and April 1998, or fails to meet the minimum annual purchase goals, when established, Agrotech may sell Conserver 21(TM) to other customers in the United States and Canada. Such loss of exclusivity to sell Conserver 21(TM) products may negatively impact the development of the Company business.

CONSERVER CORPORATION OF AMERICA
(a development stage company)

Notes to Financial Statements

Note A. The Company  (continued)

[4]   (continued)

      The Distribution Agreement automatically extends through March 2022 and is renewable for subsequent annual periods. The Distribution Agreement may be terminated by either party by written notice 90 days prior to the end of any term. The Distribution Agreement (i) will be terminated automatically in case of the insolvency or bankruptcy of one of the parties; or (ii) may be terminated by either party for the substantial breach of any material provision by the other party if the breaching party has not cured such breach within 30 days of written notice thereof.

      Pursuant to the Distribution Agreement, Agrotech has the right to borrow up to $1,000,000 from the Company as of May 1, 1997 and up to an additional $500,000 commencing ninety days after the initial public offering. In connection with such rights, a director of the Company advanced $500,000 to Agrotech on behalf of the Company in May of 1997. The Company repaid the advance and interest thereon at 10%, out of the proceeds from the public offering. An additional $500,000 was advanced from the Company in June of 1997, resulting in a $1,000,000 loan balance at June 30, 1997. The Company has provided a full reserve against the receivable balance. Under the terms of the Distribution Agreement the Company may be obligated to extend an additional loan of $500,000 to Agrotech. Due to the current renegotiations, the Company cannot determine at the present time whether any additional loans will be made or whether any offsets will be available. Under the terms of the Distribution Agreement, the first $1,000,000 is repayable over a three-year period as an offset against Conserver 21(TM) purchases by the Company in excess of $2,000,000 annually and the balance of any such loan is payable out of royalties which may be due to Agrotech from such sales over a three to four year period. Should the Company fail to meet the Initial Purchase Commitment or subsequent purchase commitments under the Distribution Agreement, the Company could lose its exclusive right to sell Conserver 21(TM) in the United States and Canada, which would materially adversely impact the development of the Company's business. If the Distribution Agreement were to terminate as a result of a material breach, the Company would not be able to distribute Conserver 21(TM) products, and accordingly, the Company could be without its current line of business of marketing Conserver 21.

[5] Initial marketing efforts of the Conserver 21(TM) packets in the United States have indicated that the Company needs to renegotiate the terms of the distribution agreement with Agrotech and to improve the packaging of the Conserver 21 packets. The Company is currently in discussions with Agrotech with a view to reduce the pricing arrangements regarding the Conserver 21(TM) packets and to modify the manufacturing arrangements so that all packaging is done in the United States. Management of the Company is currently in discussions with a U.S.-based company which specializes in packaging products comparable to Conserver 21(TM), and has identified other U.S.-based packaging plants capable of packaging Conserver 21. Estimated packaging costs provided by these entities indicate that the Company would be able to reduce the wholesale costs of the Conserver 21(TM) packets if the product were packaged in the United States. Management believes that this cost reduction even if partially offset by an increase in the royalty percentage to be paid to Agrotech would enable the Company to competitively price the packets at a level that would be profitable to the Company.

      No assurance can be given, however, that the Company will be able to successfully renegotiate the Distribution Agreement or enter into a packaging arrangement with a third party to its satisfaction. Under such circumstances the Company would have to shift its initial marketing efforts and focus on the sale of the Conserver 21(TM) filters. There can be no assurance that the Company would be able to successfully implement this revised marketing strategy. Any sustained impairment of the Company's ability to market Conserver 21(TM) could significantly delay or materially impair the Company's ability to commercialize Conserver 21(TM).

CONSERVER CORPORATION OF AMERICA
(a development stage company)

Notes to Financial Statements

Note A. The Company  (continued)

[6] In November 1996, the Board of Directors approved a 2.128874 for 1 stock split. In December 1996, the Board of Directors approved a 1.066194 for 1 stock split. Subsequently in April 1997, the Board of Directors approved a reverse stock split to cancel the effect of the aforementioned two stock splits. All of the above splits have been retroactively reflected in the financial statements.


Note B. Summary of Significant Accounting Policies

[1]   Use of estimates in the preparation of financial statements:

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

[2]   Fixed assets:

      Office equipment is carried at cost. Depreciation is provided using the straight-line method over 5 years, the useful lives of the assets.

[3]   Loss per share of common stock:

      Net loss per share of common stock is calculated by dividing net loss applicable to common stock by the weighted average shares of common stock outstanding during the period. Common shares issued and options and warrants granted by the Company at prices less than the offering price during the twelve months preceding the date of the initial public offering have been included in the calculation of common shares outstanding as if they were outstanding since inception using the treasury stock method and the initial public offering price of $5.00 per share.

[4]   Income taxes:

      The Company, for tax purposes, does not have any operations, or net operating loss, as its expenses are preoperating and accordingly will be capitalized and amortized when operations commence.

[5]   Stock based compensation:

      The Company accounts for employee stock based compensation including stock options pursuant to Accounting Principles Board ("APB") Opinion No. 25. Disclosures required by Statement of Financial Accounting Standards No. 123 are to be found in Note E[1] to the financial statements.

[6]   Fair value of financial instruments:

      The carrying value of cash, and accounts and notes payable approximates fair value because of the short-term maturity of those instruments.

[7]   Inventory:

      Inventory is stated at the lower of cost (determined on a first-in, first-out basis) or market value.

CONSERVER CORPORATION OF AMERICA
(a development stage company)

Notes to Financial Statements

Note B. Summary of Significant Accounting Policies (continued)

[8]   Cash and cash equivalents:

      The Company considers all money market accounts and investments with original maturities of three months or less at the time of purchase to be cash equivalents. At times, cash balances in the Company's accounts may exceed federally insured limits.

[9] In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 established new standards for computing and presenting earnings per share. SFAS 128 is effective for periods ending after December 15, 1997. Once effective per share data for all prior periods is required to be restated. The Company has not yet qualified what effect, if any, the adoption of SFAS 128 will have on its net earnings per share of common stock.

      The Financial Accounting Standards Board has recently issued statements of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure," and No. 130, "Reporting Comprehensive Income". These two pronouncements are not expected to significantly change the disclosure of information presented in the Company's financial statements.


Note C. Fixed Assets

Fixed assets as of June 30, 1997 are summarized as follows:


---------------------------------------------------------------------------
Office equipment                                                    $24,150
Less accumulated depreciation                                        (2,164)
---------------------------------------------------------------------------
                                                                    $21,986
---------------------------------------------------------------------------


Note D. Convertible Debentures

In September and November 1996, the Company issued one-year 10% convertible subordinated debentures in the aggregate amount of $750,000. The debentures and accrued interest are convertible into common shares at $5.00 per share. Subsequent to year end the holders of $175,000 of debentures were repaid, $210,000 of debentures were cancelled against a loan receivable (Note K[3]) and holders of $365,000 of the remaining debentures elected to convert their notes to shares of common stock.

In connection with the sale of the debentures, the Company issued 62,504 shares of its common stock valued at $312,500 which is being accounted for as debt discount to be charged to expense over the term of the note. Amortization of the discount for the ten months ended June 30, 1997 was approximately $252,172.


Note E. Stockholders' Equity

[1]   Stock options:

      The Company applies APB Opinion 25 and related interpretations in accounting for its employee stock option and purchase plans. In October, 1995, Statement of Financial Accounting Standards No. 123 ("SFAS 123") was issued and requires the Company to elect either expense recognition or disclosure-only alternative for stock based employee compensation. The expense recognition provision encouraged by SFAS 123 would require fair-value based financial accounting to recognize compensation expense for the employee stock compensation plans. The Company has elected the disclosure-only alternative.

CONSERVER CORPORATION OF AMERICA
(a development stage company)

Notes to Financial Statements

Note E. Stockholders' Equity  (continued)

[1]   Stock options:  (continued)

      The Company has computed the pro forma disclosures required under SFAS 123 for employee stock options granted as of August 31, 1996 and June 30, 1997 using the Black Scholes option pricing model prescribed by SFAS 123. The weighted average fair value at date of grant for options granted during the period ended August 31, 1996 and June 30, 1997, is $3.75 and $1.30 per option, respectively.

      In estimating the value of options pursuant to the accounting provisions of Financial Accounting Standards No. SFAS 123, the Company used the following assumptions:


                                                  August 31,         June 30,
                                                     1996              1997
--------------------------------------------------------------------------------
Risk free interest rate                                   6%                7%
Expected life                                        3 years       4 - 6 years
Expected Volatility                                       .3                .3
Dividend Yield                                           0.0               0.0
--------------------------------------------------------------------------------

      If compensation cost was measured using the fair value provisions of SFAS 123 then the Company's net loss and net loss per share would have been $1,395,993 and $.32 respectively for the period ended August 31, 1996 and $8,599,495 and $1.59, respectively for the ten months ended June 30, 1997.

      In November, 1996 and as later amended in December 1996 and April 1997 the Company adopted a stock option plan. Under the plan, which authorizes the granting of incentive stock options or nonincentive stock options, the maximum number of shares of common stock for which options may be granted is 1,300,000 shares. As of June 30, 1997, 1,055,000 shares have been granted under the stock option plan.

      Stock option activity for both inside and outside the Plan for the period from March 6, 1996 (date of incorporation) through August 31, 1996 and for the ten months ended June 30, 1997 is summarized as follows:


                                                 Period Ended                       Period Ended
                                                  August 31,                          June 30,
                                                     1996                               1997
                                         ----------------------------------------------------------------
                                                          Weighted                            Weighted
                                                          Average                              Average
                                                          Exercise                            Exercise
                                            Shares         Price            Shares              Price
---------------------------------------------------------------------------------------------------------
Outstanding at beginning of year                                             135,000            $1.67
Granted                                       135,000      $1.67           1,835,000            $4.18
---------------------------------------------------------------------------------------------------------
Outstanding at end of year                    135,000      $1.67           1,970,000            $4.02
---------------------------------------------------------------------------------------------------------
Options exercisable at year-end                                            1,408,333            $3.92
---------------------------------------------------------------------------------------------------------

CONSERVER CORPORATION OF AMERICA
(a development stage company)

Notes to Financial Statements

Note E. Stockholders' Equity  (continued)

[1]   Stock options:  (continued)

      The following table presents information relating to stock options outstanding at June 30, 1997:


                                      Options Outstanding                        Options Exercisable
                      ------------------------------------------------------------------------------------
                                          Weighted
                                          Weighted          Average                            Weighted
                                          Average          Remaining                           Average
      Range of                            Exercise          Life in                            Exercise
   Exercise Price            Shares        Price             Years                Shares        Price
----------------------------------------------------------------------------------------------------------
    $.50 - $2.00              625,000      $1.70              3.65                 533,333      $1.91
      $5 - $5.50            1,345,000      $5.09              3.78                 875,000      $5.14
----------------------------------------------------------------------------------------------------------
                            1,970,000      $4.02              3.74               1,408,333      $3.92
----------------------------------------------------------------------------------------------------------

      As of June 30, 1997, 245,000 options are available for future grant under the Plan.

[2]   Warrants:

      a. In August 1996, the Company issued to Directors and consultants three-year warrants to purchase 325,000 shares of the Company's common stock at $5.00 per share. The warrants were valued at $457,201 and were charged to operations for the period ended August 31, 1996.

      b. In connection with a $1,000,000 note which was subsequently repaid, the Company issued warrants to the debt holder and an affiliate for the purchase of 550,000 shares of common stock at $2 per share. The warrants were valued at approximately $2,040,000 and were charged to expense at the completion of the public offering. At the time the warrants were issued, 20,000 shares of previously issued common stock were surrendered to the Company.

       c. In June 1997, the Company issued to consultants warrants to purchase 350,000 shares of common stock at $5.75 per share. The Warrants were valued at approximately $705,000 and were charged to operations for the ten months ended June 30 , 1997.

[3]   Common stock:

      The Company has reserved 3,565,000 shares of common stock for exercise of options and warrants.

[4]   Initial public offering:

      In June 1997, the Company completed its initial public offering and issued 2,200,000 shares of common stock at a price of $5 per share. As a result of the offering the Company received net proceeds of approximately $8,859,000.

      In July 1997, the Company realized proceeds of approximately $1,448,000 and issued 330,000 shares of common stock in connection with an overallotment provision of its underwriting agreement.

      In connection with the offering, the Company granted to the underwriter warrants to purchase 220,000 shares of common stock exercisable over a four year period at $8.25 per share.

[5]   Private placement:

      In September, October and November of 1996 the Company completed a private placement and issued 303,000 shares of common stock at $5 per share for an aggregate of $1,515,000.

CONSERVER CORPORATION OF AMERICA
(a development stage company)

Notes to Financial Statements

Note F. Related Party Transactions

The Company incurred approximately $75,000 and $149,000 in legal fees to a related party from March 6, 1996 (date of incorporation) through August 31, 1996 and the ten months ended June 30, 1997, respectively, including free legal services amounting to $60,000 in the ten months ended June 30, 1997 which was recorded as additional paid-in capital.


Note G. Commitments and Other Matters

[1]   Employment contract:

      The Company entered into a three-year employment contract with Charles H. Stein, President and Chief Executive Officer of the Company which took effect upon the consummation of the Company's public offering of securities. Mr. Stein is also a member of the Board of Directors. The contract provides for an annual salary of an amount not less than $125,000 and a three-year noncompete clause upon termination.

      During the periods ended August 31, 1996 and June 30, 1997 Mr. Stein did not receive a salary. Accordingly, the Company recorded compensation charges in those periods for an amount based upon his employment agreement of $125,000 per year, and as contribution to capital. Salary expense recorded for the period from March 6, 1996 (date of incorporation) through August 31, 1996 and for the ten months ended June 30, 1997, was $65,000 and $105,000 respectively.

      As of the date of this filing the Chief Executive Officer has continued to waive his right to take salary. The Board of Directors has accepted Mr. Stein's waiver, but has reserved the right to award Mr. Stein, in its sole discretion, the amounts so waived.

[2]   Return of subscription funds:

      Based on the Company's review of investors subscription documents prior to the acceptance and issuance of shares to such investors, certain individuals who had subscribed to shares of the Company's common stock were found not to be "Qualified Investors" within the meaning of rules promulgated under the Securities Act of 1933, as amended. Accordingly, subsequent to August 31, 1996, the Company returned all $90,000 of such subscription amounts.


Note H.  Income Taxes

The Company, for tax purposes, does not have any operations or net operating loss, as its expenses are pre-operating, and accordingly will be capitalized and amortized when operations commence.


Note I. Agrotech Distribution Agreement

Pursuant to a Distribution Agreement with Agrotech (Note A[4]) the Company is required to purchase a minimum of $2,000,000 of Conserver 21(TM) by April 1998 and pay royalties of 4% of net revenues generated from the commercial use of the product. If the Company fails to meet the required minimum, the Company could lose exclusivity to sell Conserver 21(TM) products.

CONSERVER CORPORATION OF AMERICA
(a development stage company)

Notes to Financial Statements

Note I. Agrotech Distribution Agreement  (continued)

The distribution agreement also requires the Company to make loans to Agrotech up to $1,500,000. Under the terms of the distribution agreement, the first $1,000,000 of such loan is repayable over a three year period as an offset against Conserver 21(TM) purchases in excess of $2,000,000 annually and the balance of any such loan is payable out of royalties which may be due Agrotech from such sales over a three-to-four year period. In connectin with such rights, a director on behalf of the Company advanced $500,000 to Agrotech in May of 1997. The Company repaid the Director and interest thereon at 10% out of the proceeds from the public offering. An additional $500,000 was advanced by the Company in June of 1997, resulting in a $1,000,000 loan balance due from Agrotech at June 30, 1997. Under the terms of the Distribution Agreement, the Company may be obligated to extend an additional loan of $500,000 to Agrotech. Due to the current renegotiations, the Company cannot determine at the present time whether any additional loans will be made or whether any offsets will be available. Should the Company fail to meet the Initial Purchase Commitment or subsequent purchase commitments under the Distribution Agreement, the Company could lose its exclusive right to sell Conserver 21(TM) in the United States and Canada, which would materially adversely impact the development of the Company's business. If the Distribution Agreement were to terminate as a result of a material breach, the Company would not be able to distribute Conserver 21(TM) products, and accordingly, the Company could be without its current line of business of marketing Conserver 21.

Initial marketing efforts of the Conserver 21(TM) packets in the United States have indicated that the Company needs to renegotiate the terms of the distribution agreement with Agrotech and to improve the packaging of the Conserver 21 packets. The Company is currently in discussions with Agrotech with a view to reduce the pricing arrangements regarding the Conserver 21(TM) packets and to modify the manufacturing arrangements so that all packaging is done in the United States. Management of the Company is currently in discussions with a U.S.-based company which specializes in packaging products comparable to Conserver 21(TM), and has identified other U.S.-based packaging plants capable of packaging Conserver 21. Estimated packaging costs provided by these entities indicate that the Company would be able to reduce the wholesale costs of the Conserver 21(TM) packets if the product were packaged in the United States. Management believes that this cost reduction even if partially offset by an increase in the royalty percentage to be paid to Agrotech would enable the Company to competitively price the packets at a level that would be profitable to the Company.

As a result of the manufacturing difficulties and the status of the renegotiations, management believes that exceeding the initial volume commitment necessary to offset the Company's purchases from Agrotech against the Loan Amount is remote. Accordingly, the Company has established a reserve equal to the Loan Amount.


Note J. Writedown of Inventory

Initial purchases of Conserver 21(TM) by the Company have indicated certain manufacturing limitations in the packaging process of the product. In light of these limitations and the unmarketability of certain of the inventory purchased, the Company wrotedown $355,000 of its Conserver 21(TM) inventory as of June 30, 1997.

CONSERVER CORPORATION OF AMERICA
(a development stage company)

Notes to Financial Statements

Note K. Subsequent Events

Subsequent to June 30, 1997, the Company entered into the following transactions:

[1]   Office lease:

      In August 1997, the Company entered into a five-year operating lease for office space in Florida, which is expected to commence on October 1, 1997 upon move in.

      Future minimum rental payments pursuant thereto are as follows:


   Year Ending
    June 30,                                                    Amount
   --------------------------------------------------------------------
      1998                                                     $ 66,006
      1999                                                       88,007
      2000                                                       88,007
      2001                                                       88,007
      2002                                                       88,007
      Thereafter                                                 22,002
   --------------------------------------------------------------------
                                                               $440,036
   --------------------------------------------------------------------

      Rent expense for the period from March 6, 1997 (Date of Incorporation) through August 31, 1996 and for the ten months ended June 30, 1997, was $9,552 and $127,574, respectively.

[2]   New business opportunities:

      In August 1997, the Company announced that it was considering diversifying beyond its sole line of business of marketing and otherwise commercially exploiting Conserver 21(TM) (the "Principal Line of Business") and was exploring a possible new line of business in the hotel and casino industry (the "New Line of Business"). In connection with the New Line of Business, and subject to requisite stockholder approval, the Company has (i) entered into an agreement to acquire certain rights to develop a hotel and casino project in Yuzhno-Sakhalinsk on the Sakhalin Island of the Russian Federation (the "Sakhalin Project"), located 20 minutes by air from Sapporo, Japan (ii) entered into an agreement with Dato David Chiu to provide certain development services with respect to the Sakhalin Project, and (iii) reached an agreement to manage certain hotels of Dorsett Hotels and Resorts International, including hotels presently operating or being developed in the United States, Bali, Australia, Canada, Cambodia, Malaysia and Thailand, and (iv) entered into several other related agreements (collectively, the "New Business Opportunities"). The agreements if approved by the Company's Stockholders provide for the issuance by the Company, under certain circumstances and subject to the completion of certain terms and obligations thereunder, of up to 5,500,000 shares of common stock and options to purchase 600,000 shares of common stock. The Company anticipates that initial capital required for the proposed New Business Opportunities would be provided by proceeds from the sale of additional common stock and/or other securities of the Company in private offerings.

      At a Special Meeting of Stockholders which the Company anticipated to be held in December 1997, the Company's stockholders will be asked to consider and vote on a series of proposals which would result in the Company diversifying beyond its sole line of business of promoting, marketing, distributing, selling and otherwise exploiting Conserver 21(TM) and entering into the New Line of Business and the New Business Opportunities. The proposed New Line of Business and New Business Opportunities are subject to requisite stockholder approval.

      The Company has entered into an agreement dated August 12, 1997 (the "Sakhalin Agreement"), and amended as of September 9, 1997, subject to receipt of requisite approval by the Company's stockholders with Sakhalin General Trading and Investments ("SGTI") and Sovereign Gaming and Leisure Limited ("Sovereign"), each a limited liability company organized under the laws of Cyprus pursuant to which the Company has right to acquire: (i) all of the share capital of SGTI, which includes (a) all of SGTI's rights and interest in a project to develop the Sakhalin Project, and (b) SGTI's ownership interest in 50% of the shares of Sakhalin City Centre Limited ("SCC"), a closed joint stock company incorporated under the laws of the Russian Federation, which, in turn, holds certain rights, including a guarantee by the city of Yuzhno-Sakhalinsk to issue a gaming license to SCC and (ii) all rights and interest to or in the Sakhalin Project held by Sovereign, including certain operating and project management agreements with respect to the Project (collectively, the "Shares and Rights").

CONSERVER CORPORATION OF AMERICA
(a development stage company)

Notes to Financial Statements

Note K. Subsequent Events (continued)

[2]   New business opportunities: (continued)

      In consideration for the Shares and Rights, the Company is required to deliver to SGTI and its stockholders an initial payment of $500,000, which was paid, and additional payments of $1,000,000 by October 15, 1997 and $1,500,000 by October 31, 1997 as well as 1,538,462 shares of the Company's common stock issuable upon receipt of requisite stockholder approval. Upon completion of the Company's due diligence, should the Company conclude for any reason that it does not wish to proceed with the Sakhalin Project and the transactions contemplated under the Sakhalin Agreement, the Company has the right to convert any cash portion of the Purchase Price then delivered to SGTI into shares in SGTI at the conversion rate of one ordinary share of SGTI for each $30 so delivered (the Company currently has 230,000 shares outstanding). An investment in SGTI will likely be illiquid and there can be no assurance that the Company will recoup any cash paid under the Sakhalin Agreement. The Sakhalin Agreement further provides that, upon request of the Company, Sovereign would become project manager during the construction phase of the Sakhalin Project, subject to agreement on reasonable compensation for such services, which shall not exceed 5% of the construction cost of the Project or $5,000,000, whichever is less.

      In connection with the execution of the Sakhalin Agreement and with the Company's approval, SGTI acquired 15% of the share capital of SCC from certain shareholders resulting in SGTI owning 65% of the share capital of SCC. In consideration for this exchange, the Purchase Price payable by the Company for the shares of SGTI under the Sakhalin Agreement will increase by 461,538 shares of the Company's Common Stock. Including this transaction, aggregate total consideration for the Shares and Rights payable by the Company to SGTI and its shareholders will be $3,000,000 and 2,000,000 shares of the Company's Common Stock. Furthermore, it is the Company's understanding that the $3,000,000 cash portion of the Purchase Price paid to SGTI will be used by SGTI as a loan to SCC (in which SGTI holds a 65% interest) for the initial development and costs for the Sakhalin Project.

      On October 2, 1997, the Company has entered into an agreement (the "Development Services Agreement") with Dat[omicron] David Chiu ("Chiu"), pursuant to which the Company, subject to approval by its stockholders and subject to the Company acquiring all of the shares of SGTI (which would result in the Company owning 65% of the share capital of SCC), would as described below transfer to Chiu 38.46% of the share capital of SGTI and would issue to Chiu a share of convertible preferred stock which would convert, under certain specified conditions and circumstances, into 1,500,000 shares of common stock. The Development Services Agreement provides that Chiu will provide certain development services to the Company in connection with the Sakhalin Project, including using his best efforts to procure or secure the necessary debt financing and guarantees (on behalf of the Company and its subsidiaries and affiliates) for the complete turnkey construction of the Sakhalin Project which financing is to be on mutually acceptable terms. The Sakhalin Project is currently estimated at US$100 million. The shares of common stock and the shares of SGTI to be issued to Chiu in consideration for his services will be issued on the date of mutual execution by the Company or its nominated affiliate of a legally enforceable and binding agreement from a lender, the terms of which are acceptable to the Company, SGTI and SCC, to provide the financing. If the financing is not realized as contemplated pursuant to the Development Services Agreement, the Company and the other investors in the Sakhalin Project would be required to obtain additional financing on behalf of SCC from a variety of sources, including borrowings under bank credit facilities, sales of securities and placement of term debt, to construct the hotel and casino.

      Chiu has also agreed that he shall not for a period of three years from the date of issuance or transfer, as applicable, of the shares received under the Development Services Agreement, voluntarily or involuntarily, directly or indirectly, sell, contract to sell, grant a right to purchase, exchange, mortgage, pledge, hypothecate, give, bequeath, transfer, assign, encumber, alienate or in any other way whatsoever dispose of (hereinafter collectively called "transfer") any of such shares, including any options and warrants with respect to such shares, received by way of dividend or upon an increase, reduction, substitution or reclassification or combination of stock of the Company or upon any reorganization of the Company, as applicable. Notwithstanding any of the foregoing, Chiu may transfer the shares to any affiliate, subject to the Company's consent, which consent shall not be unreasonably withheld. Chiu also agreed that until three years from the issuance date of such shares, to give the Company an irrevocable proxy, with full power of substitution, to vote on all matters as the Company deems appropriate, with respect to the shares at all meetings of the stockholders of the Company and by means of any written consent of stockholders with respect to all matters. The Company has designated Charles H. Stein, the Chairman, President and Chief Executive Officer of the Company as the authorized person to exercise the aforementioned voting rights on behalf of the Company, until such time as Mr. Stein is incapacitated to act. Furthermore, the Development Services Agreement provides that, in the event that Chiu wishes to sell all or any part of the shares after the three year period described above, the Company shall have the first option to purchase all or any part of the shares from Chiu. Chiu agreed to give the Company written notice thereof of its intent

CONSERVER CORPORATION OF AMERICA
(a development stage company)

Notes to Financial Statements

Note K. Subsequent Events (continued)

[2]   New business opportunities: (continued)

      to sell any or all of the shares. The Company has a right to purchase said shares at a price equal to the (i) closing price per share as reported on the Nasdaq (as reported in The Wall Street Journal) on the date written notice is given to the Company or (ii) the price offered to Chiu by an unaffiliated third party (not a competitor of the Company) in an irrevocable and unconditional bona fide written offer (the "Bona Fide Offer"), as applicable. The Company has the right to purchase all or a portion of the shares by giving Chiu written notice no later than 10 business days after written notice is provided to the Company. In the event that the Company fails to exercise its option, Chiu has the right to sell the shares to such third party at the price offered to the Company without any further obligations to sell the shares to the Company. If, however, any or all of the shares are not sold pursuant to the Bona Fide Offer within 30 days from the receipt by the Company of Chiu's notice of intent to sell, the unsold shares shall remain subject to the terms of the Development Services Agreement.

      Assuming consummation of each of the transactions contemplated above, the Company and Chiu would own through their respective interests in SGTI, 40% and 25% interest in SCC, respectively, and the remaining 35% of the interests would continue to be held 20% by the city of Yuzhno-Sakhalinsk and 15% by the Sakhalin Oblast (the regional government).

      On October 2, 1997, the Company entered an agreement (the "Hotel Management Agreement") with Dorsett Hotels and Resorts International, Ltd. ("Dorsett"), a company controlled by Chiu, pursuant to which the Company, directly or through a subsidiary, would act as exclusive operator and manager of certain hotels owned by Dorsett. In consideration for Dorsett entering into the Hotel Management Agreement, the Company, subject to requisite approval of the Company's stockholders would, (i) issue to Dorsett up to an aggregate 2,000,000 shares of Conserver common stock, upon specified conditions being satisfied, and (ii) pay Dorsett $3,000,000. The Hotel Management Agreement provides for twenty year exclusive operating agreements with respect to the management of the Dallas Grand Hotel, Dallas, Texas, Dorsett Regency Bali, Indonesia, and Rockman's Regency Melbourne, Australia, as well as operating agreements on substantially similar terms for five other hotels scheduled to open within the next two years. The Company, pursuant to the terms of an operating agreement for each hotel managed, would be entitled to management fees equal to three percent of gross revenues plus ten percent of gross operating profits. In addition the Company will receive service fees equal to four percent of gross revenues for marketing, promotion and advertising expenses as well as an additional one-half of one percent of gross revenues for training costs all of which will be used in turn to fund such expenses. Each operating agreement would further provide that in the event Dorsett terminates the agreement for any reason other than for a material breach by the Company, the Company would be entitled to a termination fee. The termination fee shall be calculated based on the formula which is the remaining number of years under the Agreement multiplied by a factor which is: (i) in the event the Company is terminated during the first five years of the Agreement, the factor shall be the sum of the actual fees paid or payable to the Company based on revenues generated to date plus fees payable to the Company based on projected revenues for the rest of the year, (ii) in the event of a termination after the first five years, the factor shall be the average of the fees paid or payable to the Company for the preceding two years, or (iii) in the event of a termination after the first ten years, the factor shall be the average of the fees paid or payable to the Company for the preceding three years. If the Hotel Management Agreement is consummated, subject to requisite stockholder approval, the Company plans to add a management team with experience at major international hotel chains in the operation and management of hotels and leisure time activities worldwide.

CONSERVER CORPORATION OF AMERICA
(a development stage company)

Notes to Financial Statements

Note K. Subsequent Events (continued)

[2]   New business opportunities: (continued)

      Dorsett agreed that it shall not for a period of three years from the date of issuance or transfer, as applicable, of the shares received under the Hotel Management Agreement, voluntarily or involuntarily, directly or indirectly, sell, contract to sell, grant a right to purchase, exchange, mortgage, pledge, hypothecate, give, bequeath, transfer, assign, encumber, alienate or in any other way whatsoever dispose of (hereinafter collectively called "transfer") any of such shares, including any options and warrants with respect to such shares, received by way of dividend or upon an increase, reduction, substitution or reclassification or combination of stock of the Company or upon any reorganization of the Company, as applicable. Notwithstanding any of the foregoing, Dorsett may transfer the shares to any subsidiary or affiliate of Dorsett , subject to the Company's consent, which consent shall not be unreasonably withheld. Dorsett also agreed that until three years from the issuance date of the shares, Dorsett agrees to give the Company an irrevocable proxy, with full power of substitution, to vote on all matters as the Company deems appropriate, with respect to the shares at all meetings of the stockholders of the Company and by means of any written consent of stockholders with respect to all matters. The Company designated Charles
      H. Stein, the Chairman, President and Chief Executive Officer of the Company as the authorized person to exercise the aforementioned voting rights on behalf of the Company, until such time as Mr. Stein is incapacitated to act. Furthermore, the Hotel Management Agreement provides that, in the event that Dorsett wishes to sell all or any part of the shares after the three year period described above, the Company shall have the first option to purchase all or any part of the shares from Dorsett. Dorsett agreed to give the Company written notice thereof of its intent to sell any or all of the shares. The Company has a right to purchase said shares at a price equal to the (i) closing price per share as reported on the Nasdaq (as reported in the Wall Street Journal) on the date written notice is given to the Company or (ii) the price offered to Dorsett by an unaffiliated third party (not a competitor of the Company) in an irrevocable and unconditional bona fide written offer (the "Bona Fide Offer"), as applicable. The Company has the right to purchase all or a portion of the shares by giving Dorsett written notice no later than 10 business days after written notice is provided to the Company. In the event that the Company fails to exercise its option, Dorsett has the right to sell the shares to such third party at the price offered to Company without any further obligations to sell the shares to the Company. If, however, any or all of the shares are not sold pursuant to the Bona Fide Offer within 30 days from the receipt by the Company of Dorsett's notice of intent to sell, the unsold shares shall remain subject to the terms of the Hotel Management Agreement.

      In addition to the direct issuance of shares of the Company's common stock in connection with the foregoing transactions, the Company anticipates funding for the cash portion of the initial capital required for the proposed new line of business and New Business Opportunities will be provided by proceeds from the private sale of additional common stock and/or other securities of the Company in private offerings.
      _____________________.

[3]   Loan to D & M Investments:

      In August 1997, the Company made a $210,000 loan to D& M Investments, Inc. due September 24, 1997 and bearing interest at 10% per annum. At June 30, 1997 D & M Investments was a $210,000 convertible debenture holder. In connection with the loan, D & M pledged to Conserver the rights to the convertible debt. On September 24, 1997, in lieu of demanding payment on the loan, Conserver elected to deduct amounts due under the loan from the amounts payable by Conserver under the debenture.

      In connection with the above transaction, D & M Investments signed a lockup agreement, with respect to any securities of Conserver that it holds.

CONSERVER CORPORATION OF AMERICA
(a development stage company)

Notes to Financial Statements

Note K. Subsequent Events (continued)

[4]   Options granted:

      In July 1997, the Company issued four year options in accordance with the stock option plan to purchase 37,500 shares of its common stock at $5.50 per share. The options vest immediately.

      In August 1997, the Company issued four year options to employees to purchase 40,000 shares of common stock at $6.13 per share.

      Also, in August 1997, the Company committed itself to issue four year options to two directors to purchase an aggregate of 500,000 shares of common stock at $6.13 per share, contingent upon approval by the shareholders of the Company to enter into the New Line of Business and New Business Opportunities.

[5]   Consulting agreement:

      On August 14, 1997 the Company entered into agreement with Star Casinos Limited, to act as its casino consultant, commencing on the date the stockholders approve the agreements with respect to the Sakhalin Project ("the Commencement Date"). From the period October 1, 1997 through the Commencement Date, the consultant will be paid by the Company a fee of $21,000 a month plus reimbursement of reasonable expenses. On the Commencement Date, the consultant will be paid annual compensation of $250,000 a year for two years and will be granted a three year option to buy 100,000 shares of the Company's stock at $6.50 per share, vesting 50% on each anniversary of the Commencement Date. The consultant will also be paid a bonus of $250,000 at the end of its two year commitment.

[6]   Private placement:

      The officers of the Company have been authorized by the Board of Directors to proceed with a private placement to raise up to $9,000,000 either through the issuance of treasury shares or convertible debt. The final terms of the private placement shall be approved by the Board.

[7]   International marketing efforts:

      The Company is engaged in negotiating various license and joint venture agreements with companies in Israel, Japan and Canada in an effort to market Conserver 21(TM) in territories outside of the continental United States. The Company has signed a memorandum understanding with an Israeli company. The foregoing represent agreements in principle and are not binding.

[8]   Stock issuance:

      The Company issued 5,000 shares of its common stock in July 1997 to a consultant for services in connection with providing business introductions to prospective customers and general corporate advice.

[9]   Warrants granted:

      In August 1997, the Company issued four year warrants for the purchase of 100,000 shares of common stock at $6.50 per share. The options vest immediately.

[10]  Other:

      As of October 3, 1997, the Company entered into an agreement in principle with Parbhoe Handelmij NV, a Surinamese limited liability company, to create a joint venture company to develop a casino project in Paramaribo, the capital city of Surinam (the former Dutch Guyana). Pursuant to the agreement, the joint venture company will also enter into an operating agreement with the Company to manage the casino.

                                  EXHIBIT INDEX

Exhibit
Number       Description of Exhibits
--------------------------------------------------------------------------------
10.4         Employment Agreement Between Charles H. Stein and the Company,
             effective as of June 13, 1997

10.8 Agreement dated as of August 12, 1997 by and among the Company, Sakhalin Trading and Investments Limited ("SGTI") and Sovereign Gaming and Leisure Limited ("Sovereign").

10.9 Amendment dated September 9, 1997, to August 12, 1997 Agreement by and among the Company, SGTI and Sovereign.

10.10 Development Services Agreement dated as of October 2, 1997 between the Company and Dato' David Chiu.

10.11 Consulting Agreement effective as of August 14, 1997 between the Company and Star Casino Limited.

10.12        Proposed form of Pledge Agreement by and among the Company, Brian
             J. Bryce (through the Jasmine Trustees Ltd.), Jay M. Haft and James
             V. Shelton.

10.13 Hotel Management Agreement effective as of October 2, 1997 between the Company and Dorsett Hotels and Resorts
             International Ltd.

10.14 Memorandum of Understanding dated August 20, 1997 between the Company and Arlene Streilitz.

10.15 Heads of Agreement dated October 3, 1997 between the Company and Parbhoe's Handelmij N.V.

27.1         Financial Data Schedule