Form 10-K/A
period 1997-06-30
CONSERVER CORP OF AMERICA
filed 1997-10-17
CIK 1026671

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                ----------------

                                   FORM 10-K/A
                                AMENDMENT NO. 1


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

                                ----------------

================================================================================

In connection with the October 14, 1997 filing by Conserver Corporation of America (the "Company") of its Annual Report on Form 10-K for the period ended June 30, 1997 (the "Report"), the Company hereby amends the Report to replace in its entirety page F-2, "Report of Independent Auditors", which inadvertently omitted the signature line of the Company's independent auditors, as follows:

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

/s/ Richard A. Eisner & Company, LLP
------------------------------------
Richard A. Eisner & Company, LLP

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

                                    CONSERVER CORPORATION OF AMERICA


Date: October 17, 1997              By: /s/ Charles H. Stein
                                        --------------------------------------
                                        Charles H. Stein
                                        Chairman of the Board, Chief Executive
                                        Officer and President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

            Signature                                  Title                             Date
            ---------                                  -----                             ----
     /s/ Charles H. Stein
----------------------------------        Chairman of the Board, Chief Executive     October 17, 1997
         Charles H. Stein                 Officer and President
                                          (Principal Executive Officer)

    /s/ Miles R. Greenberg
----------------------------------        Chief Financial Officer                    October 17, 1997
        Miles R. Greenberg                (Principal Financial Officer and Chief
                                          Accounting Officer)

     /s/ James V. Stanton
----------------------------------        Vice Chairman and Director                 October 17, 1997
         James V. Stanton

      /s/ Brian J. Bryce
----------------------------------        Director                                   October 17, 1997
          Brian J. Bryce

        /s/ Jay M. Haft
----------------------------------        Director                                   October 17, 1997
            Jay M. Haft


----------------------------------        Director
        Michael Jay Scharf