Form 10-Q
period 1997-09-30
CONSERVER CORP OF AMERICA
filed 1997-11-14
CIK 1026671

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                  -------------

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1997

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________ to __________

                           Commission File No. 0-22191

                        CONSERVER CORPORATION OF AMERICA
                      ------------------------------------
                           (Exact Name of Registrant)

                  Delaware                        65-0675901
      ---------------------------------       -----------------
       (State or Other Jurisdiction of         (I.R.S. Employer
        Incorporation or Organization)       Identification Number)

                                3250 Mary Street
                                    Suite 405
                             Coconut Grove, FL 33133
                    ----------------------------------------
                    (Address of Principal Executive Offices)

                                 (305) 444-3888
                               -------------------
              (Registrant's Telephone Number, Including Area Code)

                                 Not Applicable
                            ----------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if changed Since Last Report)

     Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]      No. [ ]

     State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date.

               Class                       Outstanding at November 12, 1997
            ----------                     --------------------------------
   Common Stock, $.001 par value                  6,793,404 shares

                        CONSERVER CORPORATION OF AMERICA
                          (a development stage company)

                               INDEX TO FORM 10-Q

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

Condensed Balance Sheets as of June 30, 1997
        and September 30, 1997 (unaudited)....................................1

Condensed Statements of Operations for the Three Months ended August 31, 1996
        (unaudited), the Three Months ended September 30, 1997 (unaudited), and for the period from March 6, 1996 (inception) to
        September 30, 1997 (unaudited)........................................2

Condensed Statements of Cash Flows for the Three Months ended August 31, 1996
        (unaudited), the Three Months ended September 30, 1997 (unaudited), and for the period from March 6, 1996 (inception) to September 30,
        1997 (unaudited)......................................................3

Notes to Condensed Financial Statements.......................................4

Item 2.     Management's Discussion and Analysis of
            Financial Conditions and Results of Operations...................14

PART II.    OTHER INFORMATION

Item 2.     Changes in Securities and Use of Proceeds........................23

Item 6.     Exhibits and Reports on Form 8-K.................................24

SIGNATURES...................................................................25

                          PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

                        CONSERVER CORPORATION OF AMERICA
                          (a development stage company)

                            CONDENSED BALANCE SHEETS



ASSETS                                                              June 30,          September 30,
                                                                      1997                1997
                                                                 -------------       --------------
                                                                                       (Unaudited)



CURRENT ASSETS:
Cash and cash equivalents                                          $ 7,715,460       $   7,402,482
Advances to officers and employees                                      26,965              36,296
Loans receivable                                                                            41,041
Inventory                                                               20,000              20,000
Other current assets                                                   166,783             203,636
                                                                    ------------      --------------
     Total current assets                                            7,929,208           7,703,455

Property and equipment, net                                             21,986              54,136
Note receivable                                                                            500,000
                                                                    ------------      --------------

     TOTAL                                                         $ 7,951,194        $  8,257,591
                                                                   =============      ==============

     LIABILITIES AND STOCKHOLDERS' EQUITY

     CURRENT LIABILITIES:
     Accounts payable and accrued expenses                             476,602             741,523
     Notes payable - current (net of $60,328 discount)                 689,672
     Accrued interest                                                   55,000
                                                                   -------------      --------------
     Total current liabilities                                       1,221,274             741,523
                                                                   -------------      --------------

Commitments and contingencies

STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY):
Preferred stock, par value $.01, 5,000 shares
     authorized, none issued and outstanding
Common stock, par value $.001; 30,000,000 shares                         6,386               6,794
     authorized; 6,385,404 and 6,793,404 shares issued and
     outstanding at June 30, 1997 and September 30, 1997,
     respectively
Additional paid-in capital                                          16,672,672          18,865,637
(Deficit) accumulated during the development stage                  (9,949,138)        (11,356,363)
                                                                   -------------      --------------
     Total stockholders' equity                                      6,729,920           7,516,068
                                                                   -------------      --------------
     TOTAL                                                         $ 7,951,194        $  8,257,591
                                                                   =============      ==============

See notes to condensed financial statements.

                        CONSERVER CORPORATION OF AMERICA
                          (a development stage company)

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                  For the Three    For the Three        Period from
                                                     Months           Months           March 6, 1996
                                                      Ended           Ended           (Inception) to
                                                   August 31,      September 30,       September 30,
                                                      1996             1997                1997
                                                  -------------    -------------      --------------

REVENUES                                           $               $     5,470        $      5,470

OPERATING EXPENSES:
Marketing and sales                                                    102,312             217,888
Research and development                                                34,027              86,274
General and administrative                           412,584         1,078,630           3,224,413
Write-down of inventory                                                                    355,800
Provision for bad debt                                                                   1,000,000
Compensation charges in connection with
    issuance of options and warrants                 457,201           228,000           6,130,307
                                                   -----------     -------------      --------------

    Total operating expenses                         869,785         1,442,969          11,014,682
                                                   -----------     -------------      --------------

(LOSS) FROM OPERATIONS                              (869,785)       (1,437,499)        (11,009,212)

OTHER INCOME (EXPENSE):
Interest income                                        8,741           103,552             163,473
Interest expense                                     (30,000)          (12,950)           (198,124)
Amortization of debt discount                                          (60,328)           (312,500)
                                                   -----------     -------------      --------------

    Total other income (expense)                     (21,259)           30,274            (347,151)
                                                   -----------     -------------      --------------

NET (LOSS)                                         $(891,044)      $(1,407,225)       $(11,356,363)
                                                   ===========     =============      ==============

NET (LOSS) PER SHARE OF
    COMMON STOCK                                      $(0.20)           $(0.21)
                                                   ===========     =============

WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES AND
    COMMON SHARE EQUIVALENTS
    OUTSTANDING                                    4,490,400         6,744,737
                                                  ============     =============

See notes to condensed financial statements.

                        CONSERVER CORPORATION OF AMERICA
                          (a development stage company)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)




                                                               For the Three       For the Three        Period from
                                                                   Months             Months           March 6, 1996
                                                                   Ended              Ended            (Inception) to
                                                                 August 31,        September 30,       September 30,
                                                                    1996               1997                1997
                                                                -------------      -------------      --------------


CASH FLOWS FROM OPERATING
ACTIVITIES:
Net (Loss)                                                      $(891,044)         $(1,407,225)       $(11,356,363)
Adjustments:
  Compensation expense in connection with                         457,201              228,000           6,130,307
          issuance of options and warrants
  Impairment of inventory                                                                                  355,900
  Provision for bad debt                                                                                 1,000,000
  Depreciation and amortization                                       487               70,154             324,490
  Compensation expense relating to                                 65,000               30,000             200,000
          officer's salary
  Legal services provided by shareholder without charge                                 41,500             101,500
  Consulting services provided for common stock                                         26,250              26,250
  Changes in current assets and current liabilities:
     Advances to officers and employees                             5,571               (9,331)           (25,619)
     Prepaid expenses and other current assets:                   (17,502)             (16,686)          (183,469)
     Accounts payable and accrued expenses                        105,317              236,475            757,400
                                                                -----------        -------------     --------------
Total adjustments                                                 616,074              606,362          8,686,759
                                                                -----------        -------------     --------------
Net cash (used) by operating activities                          (274,970)            (800,863)        (2,669,604)
                                                                -----------        -------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment                              (4,865)             (33,643)           (57,793)
Funds used for notes receivable                                                       (541,041)        (1,916,841)
                                                                -----------        -------------     --------------
Net cash (used) by investing activities                            (4,865)            (574,684)        (1,974,634)
                                                                -----------        -------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Subscriptions receivable                                                                                    1,374
Subscription funds to be returned                                  90,000
Repurchase of shares of common stock                                                                   (1,800,000)
Net proceeds form public offering                                                    1,447,569         10,306,296
Proceeds from sale of common stock                               1,306,000                               3,174,150
Proceeds from notes payable                                                                             2,250,000
Repayments of notes payable                                                           (385,000)        (1,885,000)
                                                               ------------        -------------      -------------
Net cash provided (used) by financing activities                 1,396,000           1,062,569         12,046,820
                                                               ------------        -------------      -------------
NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                                         1,116,165            (312,978)        7,402,582

CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD                                          1,287,423           7,715,460
                                                               -------------       -------------      -------------
CASH AND CASH EQUIVALENTS,
    END OF PERIOD                                               $2,403,588          $7,402,482         $7,402,582
                                                               =============       =============      =============

See notes to condensed financial statements.

                        CONSERVER CORPORATION OF AMERICA
                          (a development stage company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

(Note A) Basis of Presentation and the Company:

        The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three-month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for any interim period or the year ending June 30, 1998.

        The Company was incorporated on March 6, 1996 and initially adopted a fiscal year ending August 31. Subsequently, in June 1997 the Company elected to change its fiscal year end to June 30. Accordingly, the condensed statements of operations and cash flows have been prepared for the three months ended September 30, 1997 as compared to the three months ended August 31, 1996.

        The balance sheet at June 30, 1997 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the audited financial statements and footnotes thereto included in the Form 10-K for the year ended June 30, 1997 filed by the Company.

(Note B) The Company:

        Conserver Corporation of America (the "Company") is a development stage company incorporated under the laws of the State of Delaware on March 6, 1996. The Company holds the exclusive right to promote, import, distribute, market, sell and otherwise commercially exploit Conserver 21(TM), a non-toxic product which can be used to retard spoilage and decay in food and flowers, in the United States and Canada. The Company also holds an option and a right of first refusal to exercise such rights throughout the world. Conserver 21(TM) is currently packaged in two forms: packets and filters.

        As a development stage company, the Company's activities since its inception have been primarily focused on raising both debt and equity financing (public and private), recruiting management personnel, testing, developing and exploiting Conserver 21(TM) and negotiating distribution and other arrangements. Since the first quarter of fiscal 1998, the management of the Company has also been engaged in exploring new business opportunities for the Company.

        From March 1996 through November 1996, the Company raised capital necessary for its business development through debt and equity private placements. In June and July 1997, the Company raised additional capital through an initial public offering (the "Offering"). (See Note D.) While the Company has incurred losses since the date of its incorporation, for the first time since its inception, the Company recorded nominal revenues of $5,470 for the three months ended September 30, 1997.

        In August 1997, the Company announced that it was considering diversifying beyond its sole line of business of marketing, distributing and otherwise commercially exploiting Conserver 21(TM) (the "Principal Line of Business") and was exploring a possible new line of business in the hotel and casino industry (the "New Line of Business"). At a Special Meeting of Stockholders, which the Company anticipates will be held during December 1997, the Company's stockholders will be asked to consider and to vote on a proposal regarding the New Line of Business and related matters. (See Notes E and F.)

(Note C) Summary of Significant Accounting Policies:

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

        [2] Stock based compensation:

        The Company applies Accounting Principal Board Opinion No. 25 and related interpretations in accounting for its employee stock option and purchase plans. In October 1995, Statement of Financial Accounting Standards No. 123 ("SFAS 123") was issued and requires the Company to elect either expense recognition or disclosure-only alternative for stock based employee compensation. The expense recognition provision encouraged by SFAS 123 would require fair-value based financial accounting to recognize compensation expense for the employee stock compensation plans. The Company has elected the disclosure-only alternative.

The Company has computed the pro forma disclosures required under SFAS 123 for employee stock options granted as of August 31, 1996 and June 30, 1997 using the Black Scholes option pricing model prescribed by SFAS 123.

(Note D) Initial Public Offering:

        In June 1997, the Company completed the Offering in which it received net proceeds of approximately $8,900,000 from the sale of 2,200,000 shares of its common stock, $0.001 par value (the "Common Stock") at a per share price of $5.00. In July 1997, the Company's underwriter exercised its over-allotment option to purchase an aggregate of 330,000 shares of Common Stock at $5.00 per share, resulting in the Company receiving additional net proceeds of approximately $1,448,000. Aggregate net proceeds to the Company from the Offering amounted to approximately $10,348,000. Also in connection with the Offering, the Company sold to the underwriters, for nominal consideration, Underwriters' Warrants to purchase 220,000 shares of Common Stock exercisable for a period of four years at $8.25 per share.

        During the three months ended September 30, 1997, approximately $1,761,000 of the proceeds from the Offering were used for general business purposes, including the initial $500,000 payment made in August 1997 under the Sakhalin Agreement (see Note F) and the retirement of convertible debentures in the amount of $385,000. In October 1997, the Company utilized an additional $250,000 from the proceeds of the Offering in connection with certain payments due under the Sakhalin Agreement. At June 30, 1997, approximately $2,130,000 of the proceeds from the Offering was used for general business purposes, including the $1,000,000 loan to Agrotech under the Distribution Agreement and the repayment of a $1,000,000 convertible debenture, together with the accrued interest thereon. The Company anticipates that the balance of the proceeds from the Offering will be used for working capital and general business purposes primarily in connection with its Conserver 21(TM) business.

(Note E) The Conserver 21(TM) Distribution Agreement:

        The Company's distribution and marketing rights for Conserver 21(TM) are derived from a distribution agreement entered into in March 1997 (the "Distribution Agreement") with Agrotech 2000 S.L. ("Agrotech"), a Spanish company that manufactures and packages Conserver 21(TM) and whose principal stockholder is the developer of Conserver 21(TM). Pursuant to the Distribution Agreement, if the Company fails to purchase a minimum of $2,000,000 of Conserver 21(TM) products between April 1997 and April 1998, or fails to meet the minimum annual purchase goals, Agrotech may sell Conserver 21(TM) to other customers in the United States and Canada. The Distribution Agreement requires the Company to purchase a minimum of $2,000,000 of Conserver 21(TM) products by April 1998 (the "Initial Volume Commitment") and thereafter to continue to meet mutually agreed upon minimum annual purchase goals. The purchase by the Company of the Conserver 21(TM) packets and filters from Agrotech is at a fixed per-unit price. The Company is also required to pay Agrotech a 4% royalty on net revenues derived from the Company's sales of Conserver 21(TM). Should the Company fail to meet the minimum annual volume commitments established for any period, Agrotech may sell Conserver 21(TM) to other customers in the United States and Canada after 90 days' written notice to the Company.

        Initial marketing efforts of the Conserver 21(TM) packets in the United States have indicated that the Company needs to renegotiate the terms of its Distribution Agreement with Agrotech and to improve the packaging of the Conserver 21(TM) packets. The Company is currently in discussions with Agrotech with a view to reduce the pricing arrangements regarding the Conserver 21(TM) packets and to modify the manufacturing arrangements so that all packaging is done in the United States. Management of the Company is currently in discussions with a U.S.-based company that specializes in packaging products comparable to Conserver 21(TM), and has identified other U.S.-based packaging plants capable of packaging Conserver 21(TM). Estimated packaging costs provided by these entities indicate that the Company would be able to reduce the wholesale costs of the Conserver 21(TM) packets if the product were packaged in the United States. Management believes that this cost reduction even if partially offset by an increase in the royalty percentage to be paid to Agrotech would enable the Company to competitively price the packets at a level that would be profitable to the Company. There can be no assurance, however, that the Company will be able to successfully renegotiate the Distribution Agreement on more favorable terms or enter into a packaging arrangement with a third party to its satisfaction. Under such circumstances the Company would have to shift its initial marketing efforts and focus on the sale of the Conserver 21(TM) filters. There can be no assurance that the Company would be able to successfully implement this revised marketing strategy. If the Company is unable to successfully renegotiate the Distribution Agreement or if there is a sustained impairment of the Company's ability to market Conserver 21(TM), the Company's ability to successfully commercialize Conserver 21(TM) may be materially adversely affected.

        The Distribution Agreement requires the Company to make loans to Agrotech of up to $1,500,000 for the enhancement of Agrotech's manufacturing capacity. Under the terms of the Distribution Agreement, the first $1,000,000 of such loan is repayable over a three-year period as an offset against Conserver 21(TM) purchases by the Company in excess of $2,000,000 annually and the balance of any such loan is payable out of royalties which may be due Agrotech from such sales over a three- to four-year period. At September 30, 1997, the Company had advanced Agrotech $1,000,000 (the "Agrotech Loan") under the terms of the Distribution Agreement.

        Due to the current uncertainty as to the outcome of the renegotiation of the Distribution Agreement with Agrotech and recent limitations with Agrotech's current packaging of the Conserver 21(TM) product, management of the Company believes that exceeding the Initial Volume Commitment necessary to offset the Company's purchases from Agrotech against the Agrotech Loan is remote. Accordingly, the Company has established a reserve equal to the Agrotech Loan. Under the terms of the Distribution Agreement, the Company may be obligated to extend an additional loan of $500,000 to Agrotech. Due to the current renegotiations, the Company cannot determine at the present time whether any additional loans, under the terms of the Distribution Agreement, will be made or whether any offsets under the Distribution Agreement will be available.

(Note F) Proposed New Line of Business and New Business Opportunities:

        In August 1997, the Company announced that it was considering diversifying beyond its sole line of business of marketing, distributing and otherwise commercially exploiting Conserver 21(TM) (the "Principal Line of Business") and was exploring a possible new line of business in the hotel and casino industry (the "New Line of Business"). At a Special Meeting of Stockholders, which the Company anticipates will be held during December 1997, the Company's stockholders will be asked to consider and to vote on a proposal regarding the New Line of Business and New Business Opportunities (as hereinafter defined). (See Note G.)

        In connection with the New Line of Business, and subject to the receipt of requisite approval by the Company's stockholders, the Company has, as more fully described herein, (i) entered into an agreement to acquire certain rights to develop a hotel and casino project in Yuzhno-Sakhalinsk on the Sakhalin Island of the Russian Federation (the "Sakhalin Project"), located 20 minutes by air from Sapporo, Japan, (ii) entered into an agreement with Dato David Chiu to provide certain development services with respect to the Sakhalin Project, (iii) reached an agreement to manage certain hotels of Dorsett Hotels and Resorts International, including hotels presently operating or being developed in the United States, Bali, Australia, Canada, Cambodia, Malaysia and Thailand and (iv) entered into several other related agreements, including the Surinam Project, as hereinafter described (collectively, the "New Business Opportunities"). The foregoing agreements (other than the agreement relating to the Surinam Project), if approved by the Company's stockholders, would obligate the Company to pay approximately $6.75 million and to provide for the issuance by the Company, under certain circumstances and subject to the completion of certain terms and obligations thereunder, of up to 5,500,000 million shares of Common Stock and options to purchase 600,000 shares of Common Stock. In connection with the Company seeking New Business Opportunities, the Company entered into an agreement in principle, as of October 3, 1997, with Parbhoe Handelmij NV, a Surinamese limited liability, to create a joint venture company to develop a casino project (the "Surinam Project") in Paramaribo, the capital city of Surinam (the former Dutch Guyana). Pursuant to the agreement, the joint venture company will also enter into an operating agreement with the Company to manage the casino. If the Surinam Project is developed as contemplated, the Company, subject to stockholder approval, is expected to provide the joint venture company with approximately $3,000,000 in initial capital.

        In addition to the direct issuance of shares of the Company's Common Stock in connection with the proposed transactions, the Company anticipates funding the cash portion of the initial capital required for the proposed New Line of Business and New Business Opportunities with the proceeds from the private offering of shares of additional Common Stock and/or other securities of the Company. Both the proposed New Line of Business and New Business Opportunities are subject to receipt of requisite stockholder approval.

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

        In consideration of the Shares and Rights, the Company is required under the terms of the Sakhalin Agreement, as amended, to pay to SGTI and its stockholders (i) an initial payment of $500,000 paid August 1997, (ii) $1,000,000 payable by October 15, 1997, (iii) $1,500,000 payable by October 31, 1997 and (iv) an aggregate of 1,538,462 shares of the Company's Common Stock (valued for the purpose of the Sakhalin Agreement at an aggregate of $10,000,000 or $6.50 per share) (collectively, the "Purchase Price"). The Company's Common Stock was trading at $6.125 per share on the date of execution of the Sakhalin Agreement.

        In connection with the $1,000,000 payment due October 15, 1997 and the $1,500,000 payment due October 31, 1997, the Company delivered an additional $250,000 due under the Sakhalin Agreement on October 16, 1997. As of the date hereof, the Company has paid to SGTI $750,000 with respect to its obligations under the Sakhalin Agreement. As to the $2,225,000 balance due by the Company under the Sakhalin Agreement, the Company, SGTI and Messrs. William Stephan Cairns and John Byrne Horgan, as directors of SGTI, agreed pursuant to the terms of a stock purchase agreement (see Note G), dated as of October 24, 1997 (the "Stock Purchase Agreement"), that the Company would pay the balance of $2,500,000 of the Purchase Price due under the Sakhalin Agreement, on or about October 31, 1997, or as soon as possible thereafter.

        Upon completion of the Company's due diligence in connection with the Sakhalin Agreement, should the Company conclude for any reason that it does not wish to proceed with the Sakhalin Project (including the failure of the stockholders of the Company to approve the New Line of Business and the New Business Opportunities) and the transactions contemplated under the Sakhalin Agreement, the Company has the right to convert any cash portion of the Purchase Price then delivered to SGTI into shares of SGTI at a conversion rate of one ordinary share of SGTI for each $30.00 so delivered. Any such conversion resulting in an investment in SGTI will likely be illiquid and there can be no assurance that the Company will recoup any cash paid under the Sakhalin Agreement. The Sakhalin Agreement further provides that, upon request of the Company, Sovereign agrees to become project manager during the construction phase of the Sakhalin Project, subject to agreement on reasonable compensation for such services, which shall not exceed 5% of the construction cost of the Sakhalin Project or $5,000,000, whichever is less.

        In connection with the execution of the Sakhalin Agreement and with the Company's approval, SGTI acquired an additional 15% of the share capital of SCC from certain shareholders of SCC resulting in SGTI owning 65% of the share capital of SCC. As a result of the acquisition of the additional 15% of the share capital of SCC, the Purchase Price payable by the Company for the shares of SGTI under the Sakhalin Agreement will increase by 461,538 shares of the Company's Common Stock. Thus, with respect to the Sakhalin Agreement, aggregate total consideration for the Shares and Rights payable by the Company to SGTI and its shareholders will be $3,000,000 and 2,000,000 shares of the Company's Common Stock. In addition, it is the Company's understanding that the $3,000,000 cash portion of the Purchase Price will be used by SGTI as a loan to SCC (in which SGTI holds a 65% interest) for the initial development and costs for the Sakhalin Project.

        Development Services Agreement. On October 2, 1997, the Company entered into an agreement (the "Development Services Agreement") with Dato David Chiu ("Chiu"), pursuant to which the Company, subject to approval by its stockholders and subject to the Company acquiring all of the shares of SGTI (which would result in the Company owning 65% of the share capital of SCC), would, as described below, transfer to Chiu 38.46% of the share capital of SGTI and would issue to Chiu one share of convertible junior preferred stock of the Company (the "Convertible Preferred Stock Share") which would convert, under specified conditions and certain circumstances, into 1,500,000 shares of Common Stock of the Company. The Development Services Agreement provides that Chiu will provide certain development services to the Company in connection with the Sakhalin Project, including using his best efforts to procure or secure the necessary debt financing and guarantees (on behalf of the Company and its subsidiaries and affiliates) for the complete turnkey construction of the Sakhalin Project which financing is to be on mutually acceptable terms. Construction costs for the Sakhalin Project are currently estimated at US$100 million. The shares of Common Stock underlying the Convertible Preferred Stock Share and the shares of SGTI to be issued to Chiu in consideration for his services will be issued on the date of mutual execution by the Company or its nominated affiliate of a legally enforceable and binding agreement from a lender, the terms of which are acceptable to the Company, SGTI and SCC, to provide the financing. In the event Chiu is unable to procure or secure the necessary financing and guarantees acceptable to the Company in accordance with the Development Services Agreement, the Convertible Preferred Stock Share issued to Mr. Chiu would not convert into 1,500,000 shares of Common Stock of the Company. If the financing is not realized as contemplated pursuant to the Development Services Agreement, the Company and the other investors in the Sakhalin Project would be required to obtain additional financing on behalf of SCC from a variety of sources, including borrowings under bank credit facilities, sales of securities and placement of term debt, to construct the hotel and casino. There can be no assurance that such additional financing would be available on terms satisfactory to the Company. Furthermore, here can be no assurance that the Company will not be required to issue additional securities of the Company in connection with the financing of the construction of the Sahkalin Project.

        Chiu has also agreed that he shall not for a period of three years from the date of issuance or transfer, as applicable, of the Convertible Preferred Stock Share (and the underlying Common Stock) received under the Development Services Agreement, voluntarily or involuntarily, directly or indirectly, sell, contract to sell, grant a right to purchase, exchange, mortgage, pledge, hypothecate, give, bequeath, transfer, assign, encumber, alienate or in any other way whatsoever dispose of (hereinafter collectively called "transfer") any of such shares, including any options and warrants with respect to such shares, received by way of dividend or upon an increase, reduction, substitution or reclassification or combination of stock of the Company or upon any reorganization of the Company, as applicable.

        Notwithstanding any of the foregoing, Chiu may transfer such shares to any affiliate, subject to the Company's consent, which consent shall not be unreasonably withheld. Chiu also agreed, until three years from the issuance date of the shares to give the Company an irrevocable proxy, with full power of substitution, to vote on all matters as the Company deems appropriate, with respect to the shares at all meetings of the stockholders of the Company and by means of any written consent of stockholders with respect to all matters. The Company has designated Charles H. Stein, the Chairman, President and Chief Executive Officer of the Company as the authorized person to exercise the aforementioned voting rights on behalf of the Company, until such time as the Mr. Stein is incapacitated to act.

        Furthermore, the Development Services Agreement provides that, in the event that Chiu wishes to sell all or any part of the shares after the three year period described above, the Company shall have the first option to purchase all or any part of the shares from Chiu. Chiu agreed to give the Company written notice thereof of its intent to sell any or all of the shares. The Company has a right to purchase said shares at a price equal to the (i) closing price per share as reported on the Nasdaq (as reported in The Wall Street Journal) on the date written notice is given to the Company or (ii) the price offered to Chiu by an unaffiliated third party (not a competitor of the Company) in an irrevocable and unconditional bona fide written offer (the "Bona Fide Offer"), as applicable. The Company has the right to purchase all or a portion of the shares by giving Chiu written notice no later than ten business days after written notice is provided to the Company. In the event that the Company fails to exercise its option, Chiu has the right to sell the shares to such third party at the price offered to the Company without any further obligations to sell the shares to the Company. If, however, any or all of the shares are not sold pursuant to the Bona Fide Offer within 30 days from the receipt by the Company of Chiu's notice of intent to sell, the unsold shares shall remain subject to the terms of the Development Services Agreement.

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

        Proposed Pledge Agreement. Brian J. Bryce, Jay M. Haft and James V. Stanton, directors of the Company, and Jasmine Trustees Ltd., a trust for the benefit of Mr. Bryce and his children, have agreed to enter into a pledge agreement (the "Proposed Pledge Agreement") with the Company in connection with the transactions contemplated by the Sakhalin Agreement. This matter was approved by the Board of Directors at its meeting held on September 10, 1997. In November 1997, it was agreed that the Proposed Pledge Agreement would provide that in the event the proposal relating to the New Line of Business and the New Business Opportunities is not approved by the stockholders of the Company at a Special Meeting of Stockholders to be held for such purpose, Messrs. Bryce, Haft and Stanton would jointly reimburse the Company for the $750,000 advanced by the Company under the Sakhalin Agreement. As presently contemplated, these obligations would be secured by an aggregate of 150,000 shares of Common Stock of the Company owned, either directly or beneficially, by such directors.

        Sakhalin Casino Consulting Agreement. Effective as of August 14, 1997, the Company entered into an agreement (the "Casino Consulting Agreement"), subject to the receipt of the requisite approval from the Company's stockholders (the "Commencement Date"), with Star Casinos Limited, a limited liability company organized under the laws of Cyprus (the "Consultant"), whereby the Consultant has agreed to provide consulting and technical services to the Company and any affiliated entities for a period of two years from the Commencement Date with respect to the development and ongoing operations of the Sakhalin Project casino. Under the terms of the Casino Consulting Agreement, the Consultant has agreed to make available the services of David Hartley ("Hartley"). As of the Commencement Date, the Consultant will receive (i) a fee of $21,000 per month plus reimbursement of reasonable expenses for the term of the agreement, adjusted pro rata for any partial month of service and (ii) options to purchase 100,000 shares of the Company's Common Stock, at $6.50 per share, with 50% of the options becoming exercisable on each of the first and second anniversary dates of the Commencement Date and expiring on the third anniversary date. At the end of the term of the agreement, provided that the Consultant is not in breach of the Casino Consulting Agreement, the Consultant will also be entitled to receive a $250,000 bonus. From the period between October 1, 1997 through the Commencement Date, the Consultant will be paid by the Company a fee of $21,000 a month, adjusted pro rata for any partial month of service, plus reimbursement of reasonable expenses. The Company may terminate the Casino Consulting Agreement for "cause," which includes (i) a material breach of the agreement, (ii) the unavailability of Hartley, (iii) material misconduct injurious to the Company by the Consultant or Hartley or (iv) the conviction of an act of fraud or conviction of a crime by the Consultant or Hartley. The agreement also binds the Consultant and Hartley to a two-year non-compete, non-solicitation provision.

        Hotel Management Services. On October 2, 1997, the Company entered an agreement (the "Hotel Management Agreement") with Dorsett Hotels and Resorts International, Ltd. ("Dorsett"), a company controlled 100 percent by Chiu, pursuant to which the Company, directly or through a subsidiary, would act as exclusive operator and manager of certain hotels owned by Dorsett. In consideration for Dorsett entering into the Hotel Management Agreement, the Company, subject to requisite approval of the Company's stockholders, would (i) issue to Dorsett up to an aggregate 2,000,000 shares of the Company's Common Stock, upon specified conditions being satisfied and (ii) pay Dorsett $3,000,000. The Hotel Management Agreement provides for twenty year exclusive operating agreements (which have not yet been executed) with respect to the management of the Dallas Grand Hotel, Dallas, Texas, Dorsett Regency Bali, Indonesia and Rockman's Regency Melbourne, Australia, as well as operating agreements on substantially similar terms for five other hotels scheduled to open within the next two years (the "Operating Agreements").

        The Company, pursuant to the terms of the Operating Agreement for each hotel managed, would be entitled to management fees equal to three percent of gross revenues plus ten percent of gross operating profits. In addition, the Company would receive service fees equal to four percent of gross revenues for marketing, promotion and advertising expenses as well as an additional one-half of one percent of gross revenues for training costs which would be used in turn to fund such expenses. Each Operating Agreement would further provide that in the event Dorsett terminates the Operating Agreement for any reason other than for a material breach by the Company, the Company would be entitled to a termination fee. The termination fee shall be calculated based on the formula which is the remaining number of years under such Operating Agreement multiplied by a factor which is: (i) in the event of a termination during the first five years of the Agreement, the factor shall be the sum of the actual fees paid or payable to the Company based on revenues generated to date plus fees payable to the Company based on projected revenues for the rest of the year, (ii) in the event of a termination after the first five years, the factor shall be the average of the fees paid or payable to the Company for the preceding two years, or (iii) in the event of a termination after the first ten years, the factor shall be the average of the fees paid or payable to the Company for the preceding three years. If the Hotel Management Agreement is consummated, subject to requisite stockholder approval, the Company plans to add a management team with experience with major international hotel chains in the operation and management of hotels and leisure time activities worldwide.

        Dorsett agreed that it shall not for a period of three years from the date of issuance or transfer, as applicable, of the shares received under the Hotel Management Agreement, voluntarily or involuntarily, directly or indirectly, sell, contract to sell, grant a right to purchase, exchange, mortgage, pledge, hypothecate, give, bequeath, transfer, assign, encumber, alienate or in any other way whatsoever dispose of (hereinafter collectively called "transfer") any of such shares, including any options and warrants with respect to such shares, received by way of dividend or upon an increase, reduction, substitution or reclassification or combination of stock of the Company or upon any reorganization of the Company, as applicable. Notwithstanding any of the foregoing, Dorsett may transfer the shares to any subsidiary or affiliate of Dorsett, subject to the Company's consent, which consent shall not be unreasonably withheld. Dorsett also agreed, until three years from the issuance date of the shares, to give the Company an irrevocable proxy, with full power of substitution, to vote on all matters as the Company deems appropriate, with respect to the shares at all meetings of the stockholders of the Company and by means of any written consent of stockholders with respect to all matters. The Company has designated Charles H. Stein, the Chairman, President and Chief Executive Officer of the Company as the authorized person to exercise the aforementioned voting rights on behalf of the Company, until such time as Mr. Stein is incapacitated to act.

        Furthermore, the Hotel Management Agreement provides that, in the event that Dorsett wishes to sell all or any part of the shares after the three-year period described above, the Company shall have the first option to purchase all or any part of the shares from Dorsett. Dorsett agreed to give the Company written notice thereof of its intent to sell any or all of the shares received under the Hotel Management Agreement.

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

        Other. In connection with the Company entering into the New Line of Business, the Board of Directors has adopted resolutions to issue to Brian J. Bryce and Jay M. Haft, respectively, options to purchase 300,000 and 200,000 shares of Common Stock at an exercise price equal to $6.125 per share. The issuance of the options to Messrs. Bryce and Haft, who are directors of the Company, is subject to receipt of requisite shareholders' approval for the Company to enter into the New Line of Business and the New Business Opportunities.

        The Surinam Project. As of October 3, 1997, the company entered into an agreement in principle with Parbhoe Handelmij NV, a Surinamese limited liability, to create a joint venture company to develop a casino project (the "Surinam Project") in Paramaribo, the capital city of Surinam (the former Dutch Guyana). Pursuant to the agreement, the joint venture company will also enter into an operating agreement with the Company to manage the casino. There can be no assurance that the Surinam Project will be developed or, if developed, will be profitable for the Company. If the Surinam Project is developed as contemplated, the Company, subject to stockholder approval, is expected to provide the joint venture company with approximately $3,000,000 in initial capital.

        General. The transactions contemplated under the Sakhalin Agreement, the Development Services Agreement, the Hotel Management Agreement, the Casino Consulting Agreement and the Stock Purchase Agreement are subject to several conditions precedent, including, but not limited to, satisfactory results from the Company's due diligence investigation, obtaining certain local governmental concessions and incentives for the Sakhalin Project and stockholder approval. In addition to the foregoing, the Surinam Project would also require the completion of a definitive agreement.

        With regard to the New Line of Business and the New Business Opportunities, there is no guarantee that the Company will receive the requisite approval of it stockholders, or if approved, whether the Company can successfully implement its business plan or operate profitably. The Company's stockholders will experience significant dilution in their percentage ownership interest in the Company upon the issuance of the shares of Common Stock as contemplated under the agreements related to the New Line of Business and the New Business Opportunities.

(Note G) Subsequent Events:

        Stock Purchase Agreement. On October 24, 1997, the Company, SGTI and Messrs. William Stephan Cairns and John Bryne Horgan, as directors of SGTI, entered into a stock purchase agreement (the "Stock Purchase Agreement") pursuant to which the parties agreed, that the Company would pay to SGTI the remaining $2,500,000 of the Purchase Price under the Sakhalin Agreement on or about October 31, 1997 or as soon as practicable thereafter, and, subject to requisite approval of the Company's stockholders, to transfer all of the capital stock of SGTI and SGTI's rights in the Sakhalin Project to the Company and to issue 2,000,000 shares of Common Stock of the Company to certain stockholders of SGTI and certain entities having an interest in SGTI. Pursuant to the terms of the Stock Purchase Agreement, the Company's obligation to purchase all of the shares of SGTI is subject to certain conditions including, but not limited to, obtaining the requisite approval of the Company's stockholders, customary representations and warranties with respect to SGTI and SCC being true and correct on the date of the purchase of the shares of SGTI, the valid assignment to the Company of all of Sovereign's rights in the Sakhalin Project under each of the project management agreement and operational management agreement and the receipt of all required consents and approvals.

        Proposed Pledge Agreement. See Note F, "Proposed Pledge Agreement," which is incorporated herein by reference.

        Sakhalin Agreement Payments. On October 16, 1997 the Company delivered an additional $250,000 with respect to its obligations under the Sakhalin Agreement. A total of $750,000 has been paid to SGTI by the Company with respect to the Company's cash obligations under the Sakhalin Agreement.

        Preliminary Proxy Statement. On November 13, 1997 the Company filed with the Securities and Exchange Commission a preliminary proxy statement for a Special Meeting of Stockholders (the "Special Meeting"). At the Special Meeting, the Company's stockholders will be requested to: (i) approve a proposal permitting the Company to enter into the New Line of Business in the hotel and casino industry and the New Business Opportunities, and to authorize the issuance of up to 5,500,000 shares of the Company's common stock $.001 par value (the "Common Stock") and options to purchase 600,000 shares of Common Stock in connection with the proposal; (ii) approve an amendment to the Company's Certificate of Incorporation to change the Company's name from "Conserver Corporation of America" to "CCA Companies Incorporated"; (iii) approve an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of the Company's Common Stock and preferred stock, $.01 par value (the "Preferred Stock"); (iv) approve an amendment to the Company's 1996 Stock Option Plan to increase the number of Common Stock shares authorized for issuance thereunder; and (v) take such other action as may properly come before the Meeting or any adjournments thereof (the "Proxy Statement"). The preliminary Proxy Statement is subject to the completion of a definitive Proxy Statement, the timing of which no assurances can be given. The Company anticipates that the Special Meeting will be held in December 1997.


Item 2.     Management's Discussion And Analysis
            Of Financial Condition And Results of Operation

        The following discussion and analysis of significant factors affecting the Company's operating results and liquidity and capital resources should be read in conjunction with the accompanying financial statement and related notes.

Overview

        The Company, which was organized in March 1996, is in the development stage and its activities since the date of incorporation have been primarily focused on raising both debt and equity financing (public and private), recruiting management personnel, testing, developing and exploiting Conserver 21(TM) and negotiating distribution and other arrangements. Since the first quarter of fiscal 1998, management of the Company has also been engaged in exploring new business opportunities for the Company.

        The Company's operations are subject to all of the risks inherent in the establishment of a new business enterprise, including the need to obtain financing, lack of revenues, reliability of sources of supply and the uncertainty of market acceptance of its business. The company has incurred losses since inception. From March 6, 1996 to June 30, 1997, the Company did not derive any revenues from operations. During the three months ended September 30, 1997, the Company had nominal revenues of $5,470 from the preliminary sales of its Conserver 21(TM) products. The Company's accumulated deficit at September 30, 1997 was $11,356,363, which included $6,130,307 of non-compensation charges related to the value attributed to stock options and warrants issued by the Company.

        From March 1996 to November 1996, the Company raised the capital necessary for its business development through debt and equity private placements. In June 1997, the Company completed an initial underwritten public offering (the "Offering") in which it received net proceeds of approximately $8,900,000 from the sale of 2,200,000 shares of its Common Stock at a per share price of $5.00. In July 1997, the Company's underwriter exercised it over-allotment option to purchase an aggregate of 330,000 shares of Common Stock at $5.00 per share resulting in the Company receiving additional net proceeds of $1,448,000. Aggregate net proceeds to the Company from the Offering amounted to $10,348,000. Also in connection with the Offering, the Company sold to the underwriters, for nominal consideration, Underwriters' Warrants to purchase 220,000 shares of Common Stock exercisable for a period of four years at $8.25 per share. During the three months ended September 30, 1997, approximately $1,761,000 of the proceeds from the Offering was used for general business purposes, including the initial $500,000 payment made under the Sakhalin Agreement in connection with the New Business Opportunities and the partial retirement of convertible debentures outstanding in the amount of $385,000. At June 30, 1997, approximately $2,130,000 of the proceeds from the Offering was used for general business purposes, including the $1,000,000 loan to Agrotech under the Distribution Agreement and the repayment of a $1,000,000 convertible debenture, together with the accrued interest thereon. The Company anticipates that the balance of the proceeds from the Offering will be used for working capital and general business purposes primarily in connection with its Conserver 21(TM) business.

        The marketing and sale of Conserver 21(TM) currently constitutes the Company's sole line of business and will account for substantially all of the Company's revenues, if any, for the foreseeable future and until the Company's New Line of Business and New Business Opportunities, if approved by stockholders, result in a viable operation. There are several methods of food preservation commercially available that compete directly or indirectly with the Company's Conserver 21(TM). In order to market and sell Conserver 21(TM), the Company will need to maintain a sales force with technical expertise in the food preservation and food transportation industries. The success of the Company's Principal Line of Business will depend on its ability to demonstrate the commercial viability and effectiveness of Conserver 21(TM). The Company currently has no orders for Conserver 21(TM) and there can be no assurance that potential customers will be willing to incur the costs of Conserver 21(TM).

        Initial marketing efforts of the Conserver 21(TM) packets in the United States have indicated that the Company needs to renegotiate the terms of its Distribution Agreement with Agrotech and to improve the packaging of the Conserver 21(TM) packets. The Company is currently in discussions with Agrotech with a view to reduce the pricing arrangements regarding the Conserver 21(TM) packets and to modify the manufacturing arrangements so that all packaging is done in the United States. Management of the Company is currently in discussions with a U.S.-based company that specializes in packaging products comparable to Conserver 21(TM) packets. If the product were packaged in the United States, Management believes that this cost reduction even if partially offset by an increase in the royalty percentage to be paid to Agrotech would enable the Company to competitively price the packets at a level that would be profitable to the Company. There can be no assurance, however, that the Company will be able to successfully renegotiate the Distribution Agreement on more favorable terms or enter into a packaging arrangement with a third party to its satisfaction. Under such circumstances the Company would have to shift its initial marketing efforts and focus on the sale of the Conserver 21(TM) filters. There can be no assurance that the Company would be able to successfully implement this revised marketing strategy. Any sustained impairment of the Company's ability to market Conserver 21(TM) could significantly delay or materially impair the Company's ability to commercialize Conserver 21(TM).

        In August 1997, the Company announced that it was considering diversifying beyond its Principal Line of Business of marketing and distributing Conserver 21(TM) and was exploring a possible New Line of Business in the hotel and casino industry. The Company has entered into certain agreements regarding the proposed New Business Opportunities. The New Line of Business and the New Business Opportunities (including the issuance of shares of Common Stock of the Company in connection therewith) are subject to receipt of requisite approval by the Company's stockholders. (See "Subsequent Events" in this section and Note G to the financial statements included in this report.)

        In connection with the New Line of Business, and subject to the receipt of requisite approval by the Company's stockholders, the Company has, as more fully described herein, (i) entered into an agreement to acquire certain rights to develop a hotel and casino project in Yuzhno-Sakhalinsk on the Sakhalin Island of the Russian Federation (the "Sakhalin Project"), located 20 minutes by air from Sapporo, Japan, (ii) entered into an agreement with Dato David Chiu to provide certain development services with respect to the Sakhalin Project, (iii) reached an agreement to manage certain hotels of Dorsett Hotels and Resorts International, including hotels presently operating or being developed in the United States, Bali, Australia, Canada, Cambodia, Malaysia and Thailand and (iv) entered into several other related agreements, including the Surinam Project (collectively, the "New Business Opportunities"). The foregoing agreements, other than the agreement for the Surinam Project, if approved by the Company's stockholders, would obligate the Company to pay approximately $6.75 million and to provide for the issuance by the Company, under certain circumstances and subject to the completion of certain terms and obligations thereunder, of up to 5,500,000 million shares of Common Stock and options to purchase 600,000 shares of Common Stock. As of October 3, 1997, the Company entered into an agreement in principle with Parbhoe Handelmij NV, a Surinamese limited liability, to create a joint venture company to develop a casino project in Paramaribo, the capital city of Surinam (the former Dutch Guyana). Pursuant to the agreement, the joint venture company will also enter into an operating agreement with the Company to manage the casino. If the Surinam Project is developed as contemplated, the Company, subject to stockholder approval, is expected to provide the joint venture company with approximately $3,000,000 in initial capital.

        In addition to the direct issuance of shares of the Company's Common Stock in connection with the proposed transactions, the Company anticipates funding the cash portion of the initial capital required for the proposed New Line of Business and New Business Opportunities with the proceeds from the private offering of additional shares of Common Stock and/or other securities of the Company. For further information, see Note F to the Company's financial statements included in this report, which is incorporated herein by reference.

Changes in Fiscal Year

        The Company initially adopted a fiscal year ending August 31, when it incorporated on March 6, 1996. During the current calendar year, the Company elected to change its fiscal year end to June 30. Accordingly, the following discussion of the Company's results for the three months ended September 30, 1997 is compared to the three months ended August 31, 1996.

Results of Operations

        The Company has a limited operating history upon which an evaluation of its performance and prospects can be made. During the period from March 6, 1996 to September 30, 1997, the Company's activities were primarily limited to organization efforts and raising public and private capital to defray its organizational expenses and the development and initial implementation of its business plan for its Principal Line of Business. From March 6, 1996 to June 30, 1997 the Company had no revenues. During the three months ended September 30, 1997 the Company had nominal revenues of $5,470. Since the first quarter of fiscal 1998, the Company has also been involved in the development of its proposed New Line of Business and New Business Opportunities.

               Comparison of Three Months Ended September 30, 1997
                      to Three Months Ended August 31, 1996

        Net Loss. The Company incurred a net loss of $1,407,225, or $0.21 per share, for the three months September 30, 1997, as compared to a net loss of $891,044, or $0.20 per share, for the three months ended August 31, 1996. This increase was primarily due to increases in general and administrative expenses, which were partially offset by a decrease in compensation charges in connection with the issuance of options and warrants.

        Revenues. For the three months ended September 30, 1997, the Company had nominal revenues of $5,470 from the preliminary sales of its Conserver 21(TM) products. During the three months ended August 31, 1996, the Company had no revenues.

        Compensation Charges. During the three months ended September 30, 1997, non-cash compensation charges were $228,000 compared to $457,201 for the three months ended August 31, 1996. This 50% decrease from the prior period was primarily the result of a decrease in the Company's utilization of stock options and warrants in lieu of cash compensation payments.

        General and Administrative Expenses. General and administrative expenses, which include travel expenses, salaries and professional and consulting fees, were $1,078,630 for the three months ended September 30, 1997 compared to $412,584 for the three months ended August 31, 1996. This 162% increase was primarily the result of costs associated with increases in the Company's business activities for its Principal Line of Business, additional expenses incurred as a result of the Company's status as a publicly traded entity and expenses incurred in exploring the New Line of Business and New Business Opportunities.

        Marketing and Sales. During the three months ended September 30, 1997, the Company incurred $102,312 in marketing and sales expenses in connection with its preliminary marketing and sales efforts for Conserver 21(TM). The Company incurred no marketing and sales expenses for the three months ended August 31, 1996.

        Research and Development. During the three months ended September 30, 1997, the Company incurred $34,027 in research and development expenses for Conserver 21(TM) which consisted primarily of product testing for the Conserver 21(TM) products. The Company incurred no research and development expenses for the three months ended August 31, 1996.

        Interest Income. For the three months ended September 30, 1997 interest income was $103,552, compared to $8,741 for the three months ended August 31, 1996. This increase was due to additional cash being available for investment from the proceeds of the Offering.

        Interest Expense. For the three months ended September 30, 1997, interest expense was $12,950 compared to $30,000 for the three months ended August 31, 1996. This decrease was the result of the repayment of certain outstanding obligations by the Company from the proceeds of the Offering.

        Income Taxes. For the three months ended September 30, 1997 and August 31, 1996, the Company, for tax purposes, did not have any operations or net operating losses. The Company's expenses are pre-operating and therefore, will be capitalized and amortized when operations commence.

Liquidity and Capital Resources

        Since its date of incorporation through November 1996, the Company has relied primarily upon privately raised debt and equity financing to fund its operations and raised $3,172,000 through the private placement of its Common Stock at $5.00 per share.

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

        During the three months ended September 30, 1997, approximately $1,761,000 were used for general purposes, including the initial $500,000 payment made under the Sakhalin Agreement in connection with the New Business Opportunities and the retirement of convertible debentures outstanding in the amount of $385,000. At June 30, 1997, approximately $2,130,000 of proceeds was used for general business purposes, including the $1,000,000 loan to Agrotech under the Distribution Agreement and the repayment of the $1,000,000 convertible debenture, together with accrued interest thereon. The Company anticipates that the balance of the proceeds from the Offering will be used for working capital and general business purposes and general business purposes primarily in connection with its Conserver 21(TM) business. On October 16, 1997, the Company made an additional payment under the Sakhalin Agreement of $250,000.

        At June 30, 1997 and at September 30, 1997, the Company had available cash and cash equivalents of $7,715,460 and $7,402,482, respectively.

        During the three months ended September 30, 1997, in connection with the convertible debentures issued by the Company in September and November 1996 in the aggregate principal amounts of $600,000 and $150,000, respectively, the $150,000 debenture issued in November 1996 was repaid in full from the proceeds of the Offering, and of the $600,000 debenture issued in September 1996, $365,000 of such debenture was converted into Common Stock at $5.00 per share and $235,000 was repaid from the proceeds of the Offering.

        The Company's 1996 Stock Option Plan (the "Plan") was adopted in November 1996, and amended in December 1996 and April 1997. Under the Plan, which authorizes the granting of incentive stock options or nonincentive stock options, the maximum number of shares of common stock for which options may be granted is 1,300,000 shares. During the three months ended September 30, 1997, the Company issued to employees stock options under the Plan to purchase an aggregate of 40,000 shares of Common Stock and to consultants stock options to purchase 137,500 shares of Common Stock. As at September 30, 1997, options to purchase 1,132,500 shares of Common Stock had been granted under the Plan. During the three months ended September 30, 1997, the Company also issued to a consultant 5,000 shares of Common Stock and issued to another consultant currently exercisable warrants to purchase 100,000 shares of Common Stock at $6.50 per share which expire in August 2001. Historically, the Company has used Common Stock issuances and stock option grants and warrants to pay a significant portion of its compensation expenses.

        In August 1997, the Company made a $210,000 loan to D&M Investments, Inc. ("D&M"), an unaffiliated party due September 24, 1997 and bearing interest at 10% per annum. At June 30, 1997, D&M Investments held a $210,000 convertible debenture issued by the Company. In connection with the loan, D&M pledged to the Company the rights to the convertible debenture. On September 24, 1997, in lieu of demanding payment on the loan, the Company elected to deduct amounts due under the loan from the amounts payable by the Company under the debenture. In connection with the above transaction, D&M Investments signed a lockup agreement with respect to any securities of the Company that it holds.

        In connection with the Company's Principal Line of Business, the Distribution Agreement requires the Company to make loans to Agrotech of up to $1,500,000 for the enhancement of Agrotech's manufacturing capacity. Under the terms of the Distribution Agreement, the first $1,000,000 of such loan is repayable over a three-year period as an offset against Conserver 21(TM) purchases by the Company in excess of $2,000,000 annually and the balance of any such loan is payable out of royalties which may be due to Agrotech from such sales over a three- to four-year period. At September 30, 1997, the Company had advanced Agrotech $1,000,000 under the terms of the Distribution Agreement. The Company has established a reserve equal to the amount advanced to Agrotech.

        Under the terms of the Distribution Agreement, the Company may be obligated to extend an additional loan of $500,000 to Agrotech. Due to the current renegotiations, the Company cannot determine at the present time whether any additional loans, under the terms of the Distribution Agreement, will be made or whether any offsets under the Distribution Agreement will be available.

        During the three months ended September 30, 1997, the Company incurred $102,312 and $34,027 in marketing and sales expenses and research and development costs for Conserver 21(TM), respectively. Although the Company has completed some initial testing of Conserver 21(TM), the Company has not completed all of its own comprehensive independent tests. Thus, it is possible that Conserver 21(TM) may require further research, development, design and testing, as well as regulatory clearances, prior to larger-scale commercialization. During the fiscal year ending June 30, 1998, the Company anticipates a significant increase in marketing and sale costs and research and development costs for Conserver 21(TM), particularly if the Distribution Agreement is renegotiated to the Company's satisfaction.

        The Company is in the development stage and its operations are subject to all of the risks inherent in the establishment of a new business enterprise, including the need to obtain financing, lack of revenues and the uncertainty of market acceptance of its business. The Company has derived only nominal revenues from operations and has incurred losses since inception. No significant operating revenues are anticipated until such time, if ever, as the Company can demonstrate the commercial viability of Conserver 21(TM). The Company currently has nominal orders for Conserver 21(TM) and there can be no assurance that potential customers will be willing to incur the costs of Conserver 21(TM). There can be no assurance regarding whether or when the Company will successfully implement its Conserver 21(TM) business plan or operate profitably.

        The Company anticipates, particularly if the Distribution Agreement is renegotiated to its satisfaction, that during the fiscal year ended June 30, 1998 it will enter the operating stage for its Conserver 21(TM) Principal Line of Business and as a result will incur additional costs in connection with inventory purchases, warehousing and shipping and hiring additional employees and consultants. The Company currently estimates that its available cash reserves will be sufficient to meet the Company's liquidity and working capital requirements for its Principal Line of Business, including additional expenditures for inventory purchase, hiring additional employees, consultants and warehouse space through June 1999. The continued expansion and operation of the Company's Principal Line of Business beyond such period may be dependent on its ability to obtain additional financing.

        The Company currently has eight employees. Should the Company commence sales of Conserver 21(TM) and/or if the New Line of Business or the New Business Opportunities are approved by its stockholders, management of the Company would anticipate a significant increase in the number of employees and consultants during the fiscal year ended June 30, 1998. Such possible increase in the number of employees and consultants and the attendant costs cannot be estimated at this time. Management does not anticipate, however, such workforce increases until such time the Company's Principal New Line of Business and/or proposed New Line of Business have the potential to generate sufficient revenues to offset such costs.

        In the event the Company proceeds with its New Line of Business and the New Business Opportunities, the Company would not utilize current cash reserves. In addition to the direct issuance of shares of the Company's Common Stock, the Company anticipates funding the cash portion of the initial capital required for the proposed New Line of Business and New Business Opportunities with the proceeds from the private sale of additional Common Stock and/or other securities of the Company. Issuances of securities would be dilutive to stockholders and any other types of financing would likely constrain the Company's financial and operating flexibility. In the event the Company proceeds with its New Line of Business and the New Business Opportunities, the Company would be obligated to pay an aggregate of approximately $6.75 million under the Sakhalin Agreement, the Hotel Management Agreement, the Development Services Agreement and the Casino Consulting Agreement, and $3 million in connection with the Surinam Project. In addition, under the Sakhalin Agreement and the Hotel Management Agreement, the Company would also be required to issue, under certain circumstances and subject to the completion of certain terms and obligations thereunder, up to 5,500,000 shares of Common Stock and options to purchase 600,000 shares of Common Stock. The Company's stockholders will experience significant dilution in their percentage ownership interest in the Company upon the issuance of the shares of Common Stock as contemplated under the agreements related to the New Line of Business and the New Business Opportunities.

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

Subsequent Events

        Stock Purchase Agreement. On October 24, 1997, the Company, SGTI and Messrs. William Stephan Cairns and John Bryne Horgan, as directors of SGTI entered into a stock purchase agreement (the "Stock Purchase Agreement") pursuant to which the parties agreed, that they would pay to SGTI the remaining $2,500,000 of the Purchase Price under the Sakhalin Agreement on or about October 31, 1997 or as soon as practicable thereafter, and, subject to requisite approval of the Company's stockholders, to transfer all of the capital stock of SGTI and SGTI's rights in the Sakhalin Project to the Company and to issue 2,000,000 shares of Common Stock of the Company to certain stockholders of SGTI and certain entities having an interest in SGTI. Pursuant to the terms of the Stock Purchase Agreement, the Company's obligation to purchase all of the shares of SGTI is subject to certain conditions including, but not limited to, obtaining the requisite approval of the Company's stockholders, customary representations and warranties with respect to SGTI and SCC being true and correct on the date of the purchase of the shares of SGTI, the valid assignment to the Company of all of Sovereign's rights in the Sakhalin Project under each of the project management agreement and operational management agreement, and the receipt of all required consents and approvals.

        Proposed Pledge Agreement. Brian J. Bryce, Jay M. Haft and James V. Stanton, directors of the Company, and Jasmine Trustees Ltd., a trust for the benefit of Mr. Bryce and his children, have agreed to enter into a pledge agreement (the "Proposed Pledge Agreement") with the Company in connection with the transactions contemplated by the Sakhalin Agreement. This matter was approved by the Board of Directors at its meeting held on September 10, 1997. In November 1997, it was agreed that the Proposed Pledge Agreement would provide that in the event the proposal relating to the New Line of Business and New Business Opportunities is not approved by the stockholders of the Company at the Special Meeting of Stockholders, Messrs. Bruce, Haft and Stanton would jointly reimburse the Company for the $750,000 paid by the Company under the Sakhalin Agreement. As presently contemplated, these obligations would be secured by an aggregate of 150,000 shares of Common Stock of the Company owned, either directly or beneficially, by such directors.

        Preliminary Proxy Statement. On November 13, 1997 the Company filed with the Securities and Exchange Commission a preliminary proxy statement for a Special Meeting of Stockholders (the "Special Meeting"). At the Special Meeting, the Company's stockholders will be requested to: (i) approve a proposal permitting the Company to enter into the New Line of Business in the hotel and casino industry and the New Business Opportunities, and to authorize the issuance of up to 5,500,000 shares of the Company's common stock $.001 par value (the "Common Stock") and options to purchase 600,000 shares of Common Stock in connection with the proposal; (ii) approve an amendment to the Company's Certificate of Incorporation to change the Company's name from "Conserver Corporation of America" to "CCA Companies Incorporated"; (iii) approve an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of the Company's Common Stock and preferred stock, $.01 par value (the "Preferred Stock"); (iv) approve an amendment to the Company's 1996 Stock Option Plan to increase the number of Common Stock shares authorized for issuance thereunder; and (v) take such other action as may properly come before the Meeting or any adjournments thereof (the "Proxy Statement"). The preliminary Proxy Statement is subject to the completion of a definitive Proxy Statement, the timing of which no assurances can be given. The Company anticipates that the Special Meeting will be held in December 1997.


Other

        Certain statements in this Quarterly Report on Form 10-Q are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and involve known and unknown risks, uncertainties and other factors that may cause the Company's actual results, performance or achievements to be materially different form the results, performance or achievements expressed or implied by the forward looking statement. Factors that impact such forward looking statements include, among others, risk factors included in the Company's Annual Report on Form 10-K for the year ended June 30, 1997.

                           PART II. OTHER INFORMATION

Item 2.     Changes in Securities and Use of Proceeds

        The following information is furnished pursuant to Item 701(f) of Regulation S-K in connection with the Company's Offering:

        The effective day of the Securities Act registration: June 5, 1997

        The commission file number assigned to the subject registration statement: 333-15639

        The date on which the offering commenced: June 6, 1997

        The date on which the offering terminated: June 13, 1997; the offering terminated after all of the securities were sold.

        The names of the sole underwriter(s): Janssen/Meyers Associates, L.P.

        The title of securities registered: Common Stock, $0.001 par value

        For each of securities registered, the amount registered: 2,530,000 shares (including underwriter's overallotment)

        Aggregate price of the offering amount registered: $12,650,000

        For each of securities, the amount sold: 2,530,000 shares (including underwriter's overallotment)

        Aggregate offering price of the amount of each securities sold:
        $12,650,000

        From the effective date of the Securities Act registration statement to the ending date of the reporting period, the amount of expenses incurred for the Company's account in connection with the issuance and distribution of the Securities registered: $2,302,000.

          Underwriters discounts and commissions           $1,075,250
          Expenses paid to or for underwriter              $  561,750
          Auditors Fees                                    $   85,000
          Legal Fees                                       $  280,000
          Printing Expenses                                $  233,000
          Miscellaneous Filing Fees and Other Expenses     $   67,000

        Such payments referred to above were not direct or indirect payments to officers, directors, general partners of the issuer or their associates, affiliates of the issuer or any person owning 10% or more of any class of equity securities of the issuer, nor were such payments referred to above were direct or indirect payments to others, except as indicated

        Net offering proceeds were: $10,348,000

        From the effective date of the Securities Act registration to the end of the reporting period the amount of net offering proceeds used for any purpose for which at least 5% of the issuer's total offering proceeds, whichever is less, has been used were:

        Retirement of Convertible Debentures, together
          with accrued interest thereon                    $1,583,000
        Loan pursuant to Distribution Agreement            $1,000,000
        Payment under Sakhalin Agreement                   $  500,000
        Working Capital and General Business Purposes      $  808,000

     Such payments referred to above were not direct or indirect payments to officers, directors, general partners of the issuer or their associates, affiliates of the issuer or any person owning 10% or more of any class of equity securities of the issuer, nor were such payments referred to above were direct or indirect payments to others, except as indicated

     If the use of proceeds disclosed represents a material change in the use of proceeds described in the prospectus, describe the material change: As of the end of the reporting period $500,000 had been used in connection with payments due under the Sakhalin Agreement. (See Note F to the Company's financial statements included in this report.)

Item 6.     Exhibits and Reports on Form 8-K

        (a)  Exhibits

               Exhibit No.                   Documents
               -----------                   ---------

                    10.1 Stock Purchase Agreement dated as of October 24, 1997 among the Company, SGTI, William Stephen Cairns and John Byrne Horgan, directors of SGTI.

                    27                       Financial Data Schedule

        (b)  Reports on Form 8-K

             A Report on Form 8-K was filed with the Securities and Exchange Commission on September 18, 1997, noticing proposed financing plans for the Sakhalin Project and international hotel management opportunity.

                                   SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             CONSERVER CORPORATION OF AMERICA



Dated:  November 14, 1997                    By: /s/ Charles H. Stein
                                                 ------------------------------
                                                     Charles H. Stein
                                                     Chairman, Chief Executive
                                                     Officer and President


                                             By: /s/ Miles R. Greenberg
                                                 ------------------------------
                                                     Miles R. Greenberg
                                                     Chief Financial Officer