Form 10-Q
period 1997-12-31
CONSERVER CORP OF AMERICA
filed 1998-02-23
CIK 1026671

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                  -------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

                           Commission File No. 0-22191

                           CCA COMPANIES INCORPORATED
          -------------------------------------------------------------
                           (Exact Name of Registrant)

                  Delaware                                    65-0675901
           ----------------------                      -----------------------
       (State or Other Jurisdiction of                     (I.R.S. Employer
        Incorporation or Organization)                    Identification Number)

                                3250 Mary Street
                                    Suite 405
                             Coconut Grove, FL 33133
                    ---------------------------------------
                    (Address of Principal Executive Offices)

                                 (305) 444-3888
                             -------------------------
              (Registrant's Telephone Number, Including Area Code)

                        Conserver Corporation of America
                    -----------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if changed Since Last Report)

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

              Class                          Outstanding at February 20, 1998
         ---------------                  -------------------------------------
  Common Stock, $.001 par value                      10,710,623 shares

                           CCA COMPANIES INCORPORATED
                          (a development stage company)

                               INDEX TO FORM 10-Q

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

Condensed Balance Sheets as of June 30, 1997
   and December 31, 1997 (unaudited)......................................... 1

Condensed Statements of Operations for the Three and Six Months
   ended December 31, 1996 (unaudited), the Three and Six Months ended December 31, 1997 (unaudited), and for the period from
   March 6, 1996 (inception) to December 31, 1997 (unaudited)................ 2

Condensed Statements of Cash Flows for the Three and Six Months
   ended December 31, 1996 (unaudited), the Three and Six Months ended December 31, 1997 (unaudited), and for the period from
   March 6, 1996 (inception) to December 31, 1997 (unaudited)................ 3

Notes to Condensed Financial Statements...................................... 4

Item 2.       Management's Discussion and Analysis of
              Financial Conditions and Results of Operations.................14

PART II. OTHER INFORMATION

Item 2.       Changes in Securities and Use of Proceeds......................24

Item 6.       Exhibits and Reports on Form 8-K...............................25

SIGNATURES...................................................................26

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                           CCA COMPANIES INCORPORATED
                          (a development stage company)

                            CONDENSED BALANCE SHEETS


ASSETS                                                                          June 30,             December 31,
                                                                                  1997                   1997
                                                                            -----------------      ------------------
                                                                                                      (Unaudited)

CURRENT ASSETS:
Cash and cash equivalents                                                   $     7,715,460            $  7,236,885
Advances to officers and employees                                                   26,965                 113,388
Accounts receivable                                                                                           5,867
Inventory                                                                            20,000                  10,000
Other current assets                                                                166,783                 606,069
                                                                            -----------------      ------------------
     Total current assets                                                         7,929,208               7,972,209

Loans receivable                                                                                            512,190
Construction in progress                                                                                  3,443,597
Excess cost over fair value of assets acquired                                                           10,676,280
Property and equipment, net                                                          21,986                  74,949
Other assets                                                                                                 54,815
Due from minority interests                                                                                  64,222

                                                                            -----------------      ------------------
     TOTAL                                                                  $     7,951,194         $    22,798,262
                                                                            =================      ==================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses                                               476,602                 721,290
Notes payable - current (net of $60,328 discount)                                   689,672
Accrued interest                                                                     55,000
                                                                            -----------------      ------------------
Total current liabilities                                                         1,221,274                 721,290
                                                                            -----------------      ------------------
Commitments and contingencies


STOCKHOLDERS' EQUITY:
Preferred stock, par value $.01, 5,000 shares
     authorized, 1 issued and outstanding                                                                         1
Common stock, par value $.001; 50,000,000 shares                                      6,386                   9,670
     authorized; 6,385,404 and 9,669,735 shares issued and
     outstanding at June 30, 1997 and December 31, 1997, respectively
Additional paid-in capital                                                       16,672,672              35,073,005
(Deficit) accumulated during the development stage                               (9,949,138)            (13,005,704)
                                                                            -----------------       ------------------
     Total stockholders' equity                                                   6,729,920              22,076,972
                                                                            -----------------       ------------------

     TOTAL                                                                  $     7,951,194         $    22,798,262
                                                                            =================      ==================

See notes to condensed financial statements.

                           CCA COMPANIES INCORPORATED
                          (a development stage company)

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                   For the Three      For the Three          For the          For the            Period from
                                      Months              Months           Six Months       Six Months          March 6, 1996
                                       Ended              Ended               Ended            Ended            (Inception) to
                                   December 31,        December 31,       December 31,      December 31,         December 31,
                                       1996               1997                1996             1997                  1997
                                  --------------    ---------------    ----------------    ----------------    ------------------



REVENUES                         $                 $     2,558            $                  $     8,028          $    8,028

OPERATING EXPENSES:

Marketing and sales                                     61,695                                   164,007             279,584
Research and development            11,000              19,262                11,000              53,290             105,536
General and administrative         466,203           1,081,956               886,792           2,160,586           4,306,369
Write-down of inventory                                 10,000                                    10,000             365,800
Provision for bad debt                                                                                             1,000,000
Compensation charges
in connection with issuance of
options and warrants                                   551,000               457,201             779,000           6,681,307
                                -----------      --------------        --------------      --------------    ------------------

    Total operating expenses       477,203           1,723,913             1,354,993           3,166,883          12,738,596
                                -----------      --------------        --------------      --------------    ------------------

(LOSS) FROM OPERATIONS            (477,203)         (1,721,355)           (1,354,993)         (3,158,855)        (12,730,568)

OTHER INCOME (EXPENSE):

Interest income                     15,044              73,415                26,390             176,967             236,888
Interest expense                   (47,500)             (1,400)              (77,500)            (14,350)           (199,524)
Amortization of debt discount      (74,178)                                  (74,178)            (60,328)           (312,500)
                                -----------      --------------        --------------      --------------    ------------------

    Total other income            (106,634)             72,015              (125,288)            102,289            (275,136)
     (expense)
                                -----------      --------------        --------------      --------------    ------------------


NET (LOSS)                       $(583,837)      $  (1,649,340)          $ (1,480,28)        $(3,056,566)       $(13,005,704)
                                ===========      ==============        ==============      ==============    ==================

NET (LOSS) PER SHARE OF
    COMMON STOCK                    $(0.12)             $(0.19)               $(0.31)             $(0.38)
                                ===========      ==============        ==============      ==============

WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES AND COMMON
    SHARE EQUIVALENTS
    OUTSTANDING                  4,936,233           8,494,681             4,766,650           7,990,959
                                ===========    ===  ===========    ==  ==============      ==============

See notes to condensed financial statements.

                                               CCA COMPANIES INCORPORATED
                                              (a development stage company)

                                           CONDENSED STATEMENTS OF CASH FLOWS
                                                       (Unaudited)

                                                      For the          For the          For the         For the        Period from
                                                    Three Months     Three Months      Six Months      Six Months     March 6, 1996
                                                       Ended            Ended            Ended           Ended         (Inception)
                                                   December 31,       December 31,      December 31,   December 31,  to December 31,
                                                       1996             1997              1996            1997            1997
                                                    -----------    --------------  ---------------   --------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net (Loss)                                           ($583,837)        ($1,649,340)     ($1,480,281)     ($3,056,566)  ($13,005,704)
Adjustments:
  Compensation expense in connection with
         issuance of options and warrants                                  551,000          457,201          779,000      6,681,307
  Impairment of inventory                                                   10,000                            10,000        365,800
  Provision for bad debt                                                                                                  1,000,000
  Depreciation and amortization                         74,473               2,650           74,960           64,471        327,140
  Compensation expense for officer's salary             30,000              30,000           65,000           60,000        230,000
  Legal services provided by shareholder                18,025             100,137           18,025          151,587        201,737
  Consulting services provided for common                                                                     26,250         26,250
    stock

Changes in current assets and current liabilities:


  Advances to officers and employees                   (10,646)            (77,092)         (19,864)         (86,423)      (113,388)
  Prepaid expenses and other current assets               (461)           (207,787)          (8,525)        (216,140)      (402,923)
  Accounts payable and accrued expenses                  3,768             (20,233)         123,864          189,688        721,290
                                                    ----------          ----------       ----------      -----------     ----------


Total adjustments                                      115,159             388,675          710,661          978,433      9,037,213
                                                    ----------          ----------       ----------      -----------     ----------

Net cash (used) by operating activities               (468,678)         (1,260,655)        (769,620)      (2,078,133)    (3,968,491)
                                                    ----------          ----------       ----------      -----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of property and equipment                                      (23,463)          (6,959)         (57,106)       (81,257)
Funds used for acquisitions and development                             (2,088,016)                       (2,602,652)    (2,602,652)
Funds used for loans and notes receivable             (243,300)           (502,400)        (243,300)        (512,190)    (1,776,472)
                                                    ----------          ----------       ----------      -----------     ----------
Net cash (used) by investing activities               (243,300)         (2,613,879)        (250,259)      (3,171,948)    (4,460,381)
                                                                                         ----------      -----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

Subscriptions receivable                                                                      1,374                           1,374
Subscription funds  returned                                                                (90,000)                        (90,000)
Repurchase of shares of common stock                (1,200,000)                          (1,800,000)                     (1,800,000)
Net proceeds from public offering                                                                          1,447,569     10,306,296
Proceeds from sale of common stock                   1,240,136           3,708,937        2,530,137        3,708,937      6,883,087
Proceeds from notes payable                            275,000                              750,000                       2,250,000
Repayments of notes payable                                                                                 (385,000)    (1,885,000)
                                                    ----------          ----------       ----------      -----------     ----------

Net cash provided (used) by financing
    activities                                         315,136           3,708,937        1,391,511        4,771,506     15,665,757
                                                    ----------          ----------       ----------      -----------     ----------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                               (396,842)           (165,597)         371,632         (478,575)     7,236,885


CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD                              2,273,479           7,402,482        1,505,005        7,715,460
                                                    ----------          ----------       ----------      -----------     ----------


CASH AND CASH EQUIVALENTS,
    END OF PERIOD                                   $1,876,637          $7,236,885       $1,876,637      $ 7,236,885     $7,236,885
                                                    ==========          ==========       ==========      ===========     ==========


                          CCA COMPANIES INCORPORATED

                        (a development stage company)

                   NOTES TO CONDENSED FINANCIAL STATEMENTS

                                 (Unaudited)

(Note A) Basis of Presentation and the Company:

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three-month and six-month periods ended December 31, 1997 are not necessarily indicative of the results that may be expected for any interim period or the year ending June 30, 1998.

         The Company was incorporated on March 6, 1996 and initially adopted a fiscal year ending August 31. Subsequently, in June 1997 the Company elected to change its fiscal year end to June 30. Accordingly, the condensed statements of operations and cash flows have been prepared for the three and six months ended December 31, 1997 as compared to the three and six months ended December 31, 1996.

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

(Note B) The Company:

         CCA Companies Incorporated, formerly known as Conserver Corporation of America, (the "Company") is a development stage company incorporated under the laws of the State of Delaware on March 6, 1996. The Company has been granted the exclusive right to promote, import, distribute, market, sell and otherwise commercially exploit Conserver 21(TM), a non-toxic product which can be used to retard spoilage and decay in food and flowers, in the United States and Canada. The Company also holds an option and a right of first refusal to exercise such rights throughout the world. Conserver 21(TM) is currently packaged in two forms: packets and filters.

         The Company has experienced problems with respect to the pricing and packaging of the Conserver 21(TM) product. While the Company is continuing to try to resolve the outstanding issues with Agrotech 2000 S.L. ("Agrotech"), its distributor, because of the delay in completing these negotiations, the Company has attempted to identify alternative sources of products similar to Conserver

21(TM). After extensive research, the Company has identified only one other product that, from independent tests, the Company believes is as efficacious as Conserver 21(TM) and has taken certain steps to obtain the ability to purchase this alternative product should negotiations with Agrotech be terminated. (See Note E)

         As a development stage company, the Company's activities since its inception have been primarily focused on raising both debt and equity financing (public and private), recruiting management personnel, testing, developing and exploiting Conserver 21(TM) and negotiating distribution and other arrangements. Since the first quarter of fiscal 1998, the management of the Company has also been engaged in exploring new business opportunities for the Company.

         From March 1996 through November 1996, the Company raised capital necessary for its business development through debt and equity private placements. In June and July 1997, the Company raised additional capital through an initial public offering (the "IPO"). (See Note D.)

         In August 1997, the Company announced that it was considering diversifying beyond its sole line of business of marketing, distributing and otherwise commercially exploiting Conserver 21(TM) (the "Principal Line of Business") and was exploring a possible new line of business in the hotel and casino industry (the "New Line of Business"). At a Special Meeting of Stockholders, which the Company held December 2, 1997, the Company's stockholders voted on and approved various proposals regarding the New Line of Business and related matters. (See Notes E and F.) In order to meet the funding requirements of the New Line of Business, the Company in November 1997 commenced a private placement offering to sell shares of its common stock. (See Note D.)

(Note C) Summary of Significant Accounting Policies:

         [1] Loss per share of common stock:

         Net loss per share of common stock is based on the weighted average number of shares outstanding during the period. Common shares issued and options and warrants granted by the Company at prices less than the $5.00 IPO price during the twelve months preceding the IPO date have been included in the calculation of common and common equivalent shares outstanding as if they were outstanding since inception using the treasury stock method.

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

         [3] Amortization of excess cost over fair value of assets acquired:

         In December 1997, the Company acquired all of the common stock of Sakhalin General Trading & Investments, Limited ("SGTI")' for an amount which exceeded the fair value of the assets acquired. This excess amount has been recorded as an intangible asset and will be amortized over a 30 year life. (See Note F)

(Note D) Initial Public Offering ("IPO") and Private Placement Offering ("PPO"):

         In June 1997, the Company completed its initial public offering in which it received net proceeds of approximately $8,900,000 from the sale of 2,200,000 shares of its common stock, $0.001 par value (the "Common Stock") at a per share price of $5.00. In July 1997, the Company's underwriter exercised its over-allotment option to purchase an aggregate of 330,000 shares of Common Stock at $5.00 per share, resulting in the Company receiving additional net proceeds of approximately $1,448,000. Aggregate net proceeds to the Company from the IPO amounted to approximately $10,348,000. Also in connection with the IPO, the Company sold to the underwriters, for nominal consideration, Underwriters' Warrants to purchase 220,000 shares of Common Stock exercisable for a period of four years at $8.25 per share.

         During the six months ended December 31, 1997, approximately $2,820,000 of the proceeds from the IPO were used for general business purposes, including payments for the retirement of convertible debentures in the amount of $385,000 and advances of $462,000 made to Conserver Purchasing Corporation. (See Note E) At June 30, 1997, approximately $2,130,000 of the proceeds from the IPO was used for general business purposes, including the $1,000,000 loan to Agrotech under the Distribution Agreement and the repayment of a $1,000,000 convertible debenture, together with the accrued interest thereon. The Company anticipates that the balance of the proceeds from the IPO will be used for working capital and general business purposes primarily in connection with its Conserver 21(TM) or related business.

         In November 1997, the Company commenced efforts to raise additional capital to fund its New Line of Business and New Business Opportunities (See Note F). In December 1997, the Company completed the Tier I Offering and received net proceeds of $3,709,000 from the sale of 876,331 shares of its Common Stock at a per share price of $5.14. Also in connection with the PPO, the Company sold to the placement agent, for nominal consideration, warrants to purchase 306,716 shares of Common Stock exercisable for a period of four years at $5.14 per share. Following the Tier I completion, the Company commenced the Tier II Private Offering and raised additional funds that were received in February 1998. (See Note G)

 (Note E) The Conserver 21(TM) Distribution Agreement:

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

         Initial marketing efforts of the Conserver 21(TM) product in the United States have indicated a need for improvement in the packaging and pricing of the Conserver 21(TM) product.

These problems have affected the Company's ability to market Conserver 21(TM) and to generate revenue. The Company and Agrotech are currently in negotiations with respect to reducing the pricing arrangements for the Conserver 21(TM) product and to modify the manufacturing arrangements so that packaging can be done in the United States. Management of the Company is currently in discussions with a U.S.-based company that specializes in packaging products comparable to Conserver 21(TM), and has identified other U.S.-based packaging plants capable of packaging Conserver 21(TM). Estimated packaging costs provided by these entities indicate that the Company would be able to reduce the wholesale costs of the Conserver 21(TM) product if the product were packaged in the United States. There can be no assurance, however, that the Company will be able to successfully renegotiate the Distribution Agreement on more favorable terms or enter into a packaging arrangement with a third party to its satisfaction.

         The Distribution Agreement requires the Company to make loans to Agrotech of up to $1,500,000 for the enhancement of Agrotech's manufacturing capacity. Under the terms of the Distribution Agreement, the first $1,000,000 of such loan is repayable over a three-year period as an offset against Conserver 21(TM) purchases by the Company in excess of $2,000,000 annually and the balance of any such loan is payable out of royalties which may be due Agrotech from such sales over a three- to four-year period. At December 31, 1997, the Company had advanced Agrotech $1,000,000 (the "Agrotech Loan") under the terms of the Distribution Agreement.

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

         While the Company is continuing to try to resolve the outstanding issues with Agrotech, because of the delay in completing these negotiations, the Company has attempted to identify alternative sources of products similar to Conserver 21(TM). After extensive research, the Company has identified only one other product that, from independent tests, the Company believes is as efficacious as Conserver 21(TM).

         Conserver Purchasing Corporation ("CPC") has entered into two agreements, each dated December 9, 1997, with Sitedev S.a.r.l. ("Sitedev"), the owner of the French company Atmos Concept S.A. ("Atmos"), which manufactures this alternative similar product. The Company believes, although there can be no assurance, that the Atmos product does not infringe upon the patents of Conserver 21(TM) held by Agrotech. While the Company is not a party to either of these agreements with Sitedev, the Company has the option, in its sole discretion, to require CPC to assign all of its rights under these two agreements to the Company and to purchase the Atmos shares from CPC at the same price and on the same terms and conditions as CPC purchased such shares from Sitedev.

         Under the first agreement, CPC has acquired 51% of the shares of Atmos in return for advancing $400,000 to Atmos upon execution of the first agreement on December 9, 1997, and agreed to advance an additional $250,000 to Atmos which it did on February 9, 1998. The agreement requires Atmos to use all such funds to discharge certain of its debts and obligations.

The Company advanced the $400,000 to CPC under a loan agreement dated December 5, 1997, to fund the initial payment under the first agreement, and the Company in February 1998, advanced the $250,000 to CPC for the remaining payments under the first agreement. Since CPC will be unable to repay any of the loans made to it by the Company, the Company must exercise the option to acquire Atmos in order to recoup the value of its loans to CPC.

         Under the second agreement, CPC is obligated to deliver to Sitedev common stock of the Company having a market value of $1,000,000 in February 1998, subject to Atmos having received assignments satisfactory to CPC of certain patent rights in respect of its food preservation product from a former Atmos shareholder. The Company intends to issue $1,000,000 of its Common Stock for delivery of the patent rights assigned to Atmos. There can be no assurance that such assignments of the patent rights will be obtained. If such satisfactory assignments are not obtained, there will be no obligation to deliver any shares of the Company's common stock to Sitedev, and while CPC (or the Company, if it has exercised its option under the loan agreement) would retain its 51% stake in Atmos, the rights of CPC and the Company to utilize the alternative product may be diminished.

         The Atmos product, like Conserver 21(TM), has not been successfully commercialized, and there can be no assurance that the Atmos product can be successfully commercialized. Successful commercialization of the Atmos product is subject generally to similar difficulties and uncertainties that commercialization of Conserver 21(TM) faces.

         Although the Company is generally prohibited under the Distribution Agreement from dealing in products competitive with the Conserver 21(TM) product, the Company does have the right, upon appropriate notice to Agrotech, to use competing products if Agrotech is unable to supply the Conserver 21(TM) product on a timely basis in the quantities required by the Company. As a result of the transactions described herein with CPC and Sitedev, the Company may lose its exclusive distribution rights to Conserver 21(TM) in the United States and Canada under the Distribution Agreement.

 (Note F) New Line of Business and New Business Opportunities:

         In August 1997, the Company announced that it was considering diversifying beyond its sole line of business of marketing, distributing and otherwise commercially exploiting Conserver 21(TM) (the "Principal Line of Business") and was exploring a possible new line of business in the hotel and casino industry (the "New Line of Business"). At a Special Meeting of Stockholders, which the Company held on December 2, 1997, the Company's stockholders voted on and approved various proposals regarding the New Line of Business and New Business Opportunities (as hereinafter defined) which: (i) permit the Company to enter into the New Line of Business in the hotel and casino industry and the New Business Opportunities, and to authorize the issuance of up to 5,500,000 shares of the Company's Common Stock and options to purchase 600,000 shares of Common Stock in connection with the proposal; (ii) amend the Company's Certificate of Incorporation to change the Company's name from "Conserver Corporation of America" to "CCA Companies Incorporated"; (iii) amend the Company's Certificate of Incorporation to increase the number of authorized shares of the Common Stock from 30,000,000 shares to 50,000,000 shares and Preferred Stock from 5,000 shares to 5,000,000 shares; and (iv) amend the Company's 1996 Stock Option Plan to increase the number of Common Stock shares authorized for issuance thereunder.

         In connection with the New Line of Business, the Company has, as more fully described herein, (i) acquired certain rights to develop a hotel and casino project in Yuzhno-Sakhalinsk on the Sakhalin Island of the Russian Federation (the "Sakhalin Project"), located 20 minutes by air from Sapporo, Japan, (ii) entered into an agreement with Dato David Chiu to provide certain development services with respect to the Sakhalin Project, (iii) reached an agreement to manage certain hotels of Dorsett Hotels and Resorts International, and (iv) entered into several other related agreements, including the Surinam Project, as hereinafter described (collectively, the "New Business Opportunities"). The foregoing agreements and transactions (other than the agreement relating to the Surinam Project) obligated the Company to pay approximately $6.75 million and to provide for the issuance by the Company, under certain circumstances and subject to the completion of certain terms and obligations thereunder, of up to 5,500,000 million shares of Common Stock and options to purchase 600,000 shares of Common Stock. In connection with the Company seeking New Business Opportunities, the Company entered into an agreement in principle, as of October 3, 1997, with Parbhoe Handelmij NV, a Surinamese limited liability company, to create a joint venture company to develop a casino project (the "Surinam Project") in Paramaribo, the capital city of Surinam (the former Dutch Guyana). Pursuant to the agreement, the joint venture company will also enter into an operating agreement with the Company to manage the casino. If the Surinam Project is developed as contemplated, the amount of cash to be advanced by the Company or financing from outside sources to be arranged by the Company is expected to aggregate approximately $4,800,000

         In addition to the direct issuance of shares of the Company's Common Stock in connection with the proposed transactions, the Company anticipates funding the cash portion of the initial capital required for the proposed New

Line of Business and New Business Opportunities with the proceeds from the private offering of shares of additional Common Stock and/or other securities of the Company. (See Note D)

         Sakhalin Agreement. In connection with the Sakhalin Project, the Company entered into an agreement dated August 12, 1997, and amended September 9, 1997 (as amended, the "Sakhalin Agreement") with Sakhalin General Trading and Investments Limited ("SGTI") and Sovereign Gaming and Leisure Limited ("Sovereign"), each a limited liability company organized under the laws of Cyprus, pursuant to which the Company would acquire: (i) all of the share capital of SGTI, which includes (a) all of SGTI's rights and interest in a project to develop the Sakhalin Project, and (b) SGTI's ownership interest in 65% of the shares of Sakhalin City Centre Limited ("SCC"), a closed joint stock company incorporated under the laws of the Russian Federation, which, in turn, holds certain rights, including a guarantee by the city of Yuzhno-Sakhalinsk to issue a gaming license to SCC and (ii) all rights and interest to or in the Sakhalin Project held by Sovereign, including certain operating and project management agreements with respect to the Project (collectively, the "Shares and Rights").

         On December 12, 1997, the Company, in accordance with the Sakhalin Agreement (i) completed the acquisition of 100% of the shares of SGTI, and thus acquired an indirect interest in 65% of the capital stock of SCC, (ii) acquired all rights and interests of Sovereign in certain operating and project management agreements related to the Sakhalin Project, and (iii) issued 2,000,000 shares of its Common Stock to the owners of SGTI. In addition, as required by the Sakhalin Agreement and in consideration of the Shares and Rights, the Company made advances of $3,000,000 to SGTI. The Company's Common Stock was valued at $5.20 per share on the date the acquisition was completed and as such, the value attributed to the 2,000,000 shares of the Company's Common Stock issued to the owners of SGTI was $10,400,000. Further, in connection with the development of the Sakhalin Project, the Company through its acquisition of SGTI and SCC recorded construction in progress of $3,444,000.

         The Sakhalin Agreement further provides that, upon request of the Company, Sovereign agrees to become project manager during the construction phase of the Sakhalin Project, subject to agreement on reasonable compensation for such services, which shall not exceed 5% of the construction cost of the Sakhalin Project or $5,000,000, whichever is less. Discussions with potential contractors for the Sakhalin Project have commenced, but there can be no assurance that contracts on terms acceptable to the Company for construction of the Sakhalin Project will be signed.

         Development Services Agreement. On October 2, 1997, the Company entered into an agreement (the "Development Services Agreement") with Dato David Chiu ("Chiu"), pursuant to which the Company would, as described below, transfer to Chiu 38.46% of the share capital of SGTI and would issue to Chiu one share of convertible junior preferred stock of the Company (the "Convertible Preferred Stock Share") which would convert, under specified conditions and certain circumstances, into 1,500,000 shares of Common Stock of the Company. The Development Services Agreement provides that Chiu will provide certain development services to the Company in connection with the Sakhalin Project, including using his best efforts to procure or secure the necessary debt financing and guarantees (on behalf of the Company and its subsidiaries and affiliates) for the complete turnkey construction of the Sakhalin Project which financing is to be on mutually acceptable terms. Construction costs for the Sakhalin Project are currently estimated at US$100 million. The shares of Common Stock underlying the Convertible Preferred Stock Share and the shares of SGTI to be issued to Chiu in consideration for his services will be issued on the date of mutual execution by the Company or its nominated affiliate of a legally enforceable and binding agreement from a lender, the terms of which are acceptable to the Company, SGTI and SCC, to provide the financing. In the event Chiu is unable to procure or secure the necessary financing and guarantees acceptable to the Company in accordance with the Development Services Agreement, the Convertible Preferred Stock Share issued to Mr. Chiu would not convert into 1,500,000 shares of Common Stock of the Company. If the financing is not realized as contemplated pursuant to the Development Services Agreement, the Company and the other investors in the Sakhalin Project would be required to obtain additional financing on behalf of SCC from a variety of sources, including borrowings under bank credit facilities, sales of securities and placement of term debt, to construct the hotel and casino. There can be no assurance that such additional financing would be available on terms satisfactory to the Company. Furthermore, there can be no assurance that the Company will not be required to issue additional securities of the Company in connection with the financing of the construction of the Sahkalin Project.

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

         Sakhalin Casino Consulting Agreement. Effective as of August 14, 1997, the Company entered into an agreement (the "Casino Consulting Agreement") which commenced December 2, 1997 (the "Commencement Date"), with Star Casinos Limited, a limited liability company organized under the laws of Cyprus (the "Consultant"), whereby the Consultant has agreed to provide consulting and technical services to the Company and any affiliated entities for a period of two years with respect to the development and ongoing operations of the Sakhalin Project casino. Under the terms of the Casino Consulting Agreement, the Consultant has agreed to make available the services of David Hartley ("Hartley"). The Consultant will receive (i) a fee of $21,000 per month plus reimbursement of reasonable expenses for the term of the agreement, adjusted pro rata for any partial month of service and (ii) options to purchase 100,000 shares of the Company's Common Stock, at $6.50 per share, with 50% of the options becoming exercisable on each of the first and second anniversary dates of the Commencement Date and expiring on the third anniversary date. At the end of the term of the agreement, provided that the Consultant is not in breach of the Casino Consulting Agreement, the Consultant will also be entitled to receive a $250,000 bonus. From the period between October 1, 1997 through the Commencement Date, the Consultant was paid by the Company a fee of $21,000 a month plus reimbursement of reasonable expenses. The Company may terminate the Casino Consulting Agreement for "cause," which includes (i) a material breach of the agreement, (ii) the unavailability of Hartley, (iii) material misconduct injurious to the Company by the Consultant or Hartley or (iv) the conviction of an act of fraud or conviction of a crime by the Consultant or Hartley. The agreement also binds the Consultant and Hartley to a two-year non-compete, non-solicitation provision.

         Hotel Management Services. On October 2, 1997, the Company entered an agreement (the "Hotel Management Agreement") with Dorsett Hotels and Resorts International, Ltd. ("Dorsett"), a company controlled 100 percent by Chiu, pursuant to which the Company, directly or through a subsidiary, would act as exclusive operator and manager of certain hotels owned by Dorsett. In consideration for Dorsett entering into the Hotel Management Agreement, the Company would (i) issue to Dorsett up to an aggregate 2,000,000 shares and/or options to purchase shares of the Company's Common Stock, upon specified conditions being satisfied and (ii) pay Dorsett $3,000,000. The Hotel Management Agreement provides for twenty year exclusive operating agreements (which have not yet been executed) with respect to the management of the Dallas Grand Hotel, Dallas, Texas, Dorsett Regency Bali, Indonesia and Rockman's Regency Melbourne, Australia, as well as operating agreements on substantially similar terms for five other hotels scheduled to open within the next two years (the "Operating Agreements").

         The Company, pursuant to the terms of the Operating Agreement for each hotel managed, would be entitled to management fees equal to three percent of gross revenues plus ten percent of gross operating profits. In addition, the Company would receive service fees equal to four percent of gross revenues for marketing, promotion and advertising expenses as well as an additional one-half of one percent of gross revenues for training costs which would be used in turn to fund such expenses. Each Operating Agreement would further provide that in the event Dorsett terminates the Operating Agreement for any reason other than for a material breach by the Company, the Company would be entitled to a termination fee. The termination fee shall be calculated based on the formula which is the remaining number of years under such Operating Agreement multiplied by a factor which is: (i) in the event of a termination during the first five years of the Agreement, the factor shall be the sum of the actual fees paid or payable to the Company based on revenues generated to date plus fees payable to the Company based on projected revenues for the rest of the year, (ii) in the event of a termination after the first five years, the factor shall be the average of the fees paid or payable to the Company for the preceding two years, or (iii) in the event of a termination after the first ten years, the factor shall be the average of the fees paid or payable to the Company for the preceding three years. If the Hotel Management Agreement is consummated the Company plans to add a management team with experience with major international hotel chains in the operation and management of hotels and leisure time activities worldwide.

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

         Subsequent to the execution of the Hotel Management Agreement with Dorsett, the Company was notified by Mr. Chiu that Far East Consortium International, Ltd. ("FEC") is the owner of certain hotels included in the agreement and as such, would require a separate agreement with the Company under terms and conditions similar to the Dorsett Hotel Management Agreement. The Company is currently in the process of negotiating the final structure and implementation of its agreements with Dato David Chiu, Dorsett and FEC. It is contemplated that each of these parties will enter into an agreement with the Company whereby they shall engage the Company as their exclusive operator and manager of certain hotels in consideration for cash, shares of the Company's Common Stock and/or options to purchase shares of the Company's Common Stock or any combination thereof.

         Other. On December 2, 1997, in connection with the Company entering into the New Line of Business, options to purchase 300,000 and 200,000 shares of Common Stock at an exercise price equal to $6.125 per share were issued to Brian
J. Bryce and Jay M. Haft, respectively. These options were valued at $1,220,000 and capitalized as part of the purchase price of SGTI.

         The Surinam Project. As of October 3, 1997, the company entered into an agreement in principle with Parbhoe Handelmij NV, a Surinamese limited liability, to create a joint venture company to develop a casino project (the "Surinam Project") in Paramaribo, the capital city of Surinam (the former Dutch Guyana). Pursuant to the agreement, the joint venture company will also enter into an operating agreement with the Company to manage the casino. If the Surinam Project is developed as contemplated, the amount of cash to be advanced by the Company or financing from outside sources to be arranged by the Company is expected to aggregate approximately $4,800,000.

(Note G) Subsequent Events:

         Tier II Private Placement Offering. On February 10, 1998 the Company

completed a portion of its Tier II Private Offering receiving net proceeds of $3,344,000 from the sale of 751,722 shares of its Common Stock at a per share price of $5.14. Also in connection with the PPO, the Company sold to the placement agent, for nominal consideration, warrants to purchase 262,751 shares of Common Stock exercisable for a period of four years at $5.14 per share.

         On February 20, 1998 the Company completed a second portion of its Tier II Private Offering receiving net proceeds of $1,296,000 from the sale of 290,162 shares of its Common Stock at a per share price of $5.14. Also in connection with the PPO, the Company sold to the placement agent, for nominal consideration, warrants to purchase 101,557 shares of Common Stock exercisable for a period of four years at $5.14 per share.

         Advances to CPC. On February 9, 1998, the Company advanced $250,000 to CPC which CPC in turn advanced to Atmos under its December 9, 1997 agreement with Sitedev. (See Note E)

Item 2.       Management's Discussion And Analysis
              Of Financial Condition And Results of Operation

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

         The Company's operations are subject to all of the risks inherent in the establishment of a new business enterprise, including the need to obtain financing, lack of revenues, reliability of sources of supply and the uncertainty of market acceptance of its business. The company has incurred losses since inception. From March 6, 1996 to June 30, 1997, the Company did not derive any revenues from operations. During the six months ended December 31, 1997, the Company had nominal revenues of $8,028 from the preliminary sales of its Conserver 21(TM) products. The Company's accumulated deficit at December 31, 1997 was $13,005,704, which included $6,681,307 of non-cash compensation charges related to the value attributed to stock options and warrants issued by the Company.

         From March 1996 to November 1996, the Company raised the capital necessary for its initial business development through debt and equity private placements. In June 1997, the Company completed an initial underwritten public offering (the "IPO") in which it received net proceeds of approximately $8,900,000 from the sale of 2,200,000 shares of its Common Stock at a per share price of $5.00. In July 1997, the Company's underwriter exercised it over-allotment option to purchase an aggregate of 330,000 shares of Common Stock at $5.00 per share resulting in the Company receiving additional net proceeds of

$1,448,000. Aggregate net proceeds to the Company from the IPO amounted to $10,348,000. Also in connection with the IPO, the Company sold to the underwriters, for nominal consideration, Underwriters' Warrants to purchase 220,000 shares of Common Stock exercisable for a period of four years at $8.25 per share. During the six months ended December 31, 1997, approximately $2,820,000 of the proceeds from the IPO were used for general business purposes, including payments for the retirement of convertible debentures in the amount of $385,000 and advances of $462,000 made to Conserver Purchasing Corporation. At June 30, 1997, approximately $2,130,000 of the proceeds from the IPO were used for general business purposes, including the $1,000,000 loan to Agrotech under the Distribution Agreement and the repayment of a $1,000,000 convertible debenture, together with the accrued interest thereon. The Company anticipates that the balance of the proceeds from the IPO will be used for working capital and general business purposes primarily in connection with its Conserver 21(TM) or related Principal Line of Business.

         There are several methods of food preservation commercially available that compete directly or indirectly with the Company's Conserver 21(TM). In order to market and sell Conserver 21(TM) or Atmos product, the Company will need to maintain a sales force with technical expertise in the food preservation and food transportation industries. The success of the Company's Principal Line of Business will depend on its ability to demonstrate the commercial viability and effectiveness of Conserver 21(TM) or the Atmos product.

         Initial marketing efforts of the Conserver 21(TM) product in the United States have indicated a need for improvement in the packaging and pricing of the Conserver 21(TM) product. These problems have affected the Company's ability to market Conserver 21(TM) and to generate revenue. The Company and Agrotech are currently in negotiations with respect to reducing the pricing arrangements for the Conserver 21(TM) product and to modify the manufacturing arrangements so that packaging can be done in the United States. Management of the Company is currently in discussions with a U.S.-based company that specializes in packaging products comparable to Conserver 21(TM), and has identified other U.S.-based packaging plants capable of packaging Conserver 21(TM). Estimated packaging costs provided by these entities indicate that the Company would be able to reduce the wholesale costs of the Conserver 21(TM) product if the product were packaged in the United States. There can be no assurance, however, that the Company will be able to successfully renegotiate the Distribution Agreement on more favorable terms or enter into a packaging arrangement with a third party to its satisfaction.

         While the Company is continuing to try to resolve the outstanding issues with Agrotech, because of the delay in completing these negotiations, the Company has attempted to identify alternative sources of products similar to Conserver 21(TM). After extensive research, the Company has identified only one other product that, from independent tests, the Company believes is as efficacious as Conserver 21(TM).

         Conserver Purchasing Corporation ("CPC") has entered into two agreements, each dated December 9, 1997, with Sitedev S.a.r.l. ("Sitedev"), the owner of the French company Atmos Concept S.A. ("Atmos"), which manufactures this alternative similar product. The Company believes, although there can be no assurance, that the Atmos product does not infringe upon the patents of Conserver 21(TM) held by Agrotech. While the Company is not a party to either of these agreements with Sitedev, the Company has advanced CPC $650,000 to fund the transactions and has received an option in return which the Company can, in its sole discretion, require CPC to assign all of its rights under these two agreements to the Company and to purchase the Atmos shares from CPC at the same price and on the same terms and conditions as CPC purchased such shares from Sitedev.

         The Atmos product, like Conserver 21(TM), has not been successfully commercialized, and there can be no assurance that the Atmos product can be successfully commercialized. Successful commercialization of the Atmos product is subject generally to similar difficulties and uncertainties that commercialization of Conserver 21(TM) faces.

         Although the Company is generally prohibited under the Distribution Agreement from dealing in products competitive with the Conserver 21(TM) product, the Company does have the right, upon appropriate notice to Agrotech, to use competing products if Agrotech is unable to supply the Conserver 21(TM) product on a timely basis in the quantities required by the Company. As a result of the transactions described herein with CPC and Sitedev, the Company may lose its exclusive distribution rights to Conserver 21(TM) in the United States and Canada under the Distribution Agreement.

         In August 1997, the Company announced that it was considering diversifying beyond its sole line of business of marketing, distributing and otherwise commercially exploiting Conserver 21(TM) (the "Principal Line of Business") and was exploring a possible new line of business in the hotel and casino industry (the "New Line of Business"). At a Special Meeting of Stockholders, which the Company held on December 2, 1997, the Company's stockholders voted on and approved various proposals regarding the New Line of Business and New Business Opportunities which: (i) permit the Company to enter into the New Line of Business in the hotel and casino industry and the New Business Opportunities, and to authorize the issuance of up to 5,500,000 shares of the Company's Common Stock and options to purchase 600,000 shares of Common Stock in connection with the proposal; (ii) amend the Company's Certificate of Incorporation to change the Company's name from "Conserver Corporation of America" to "CCA Companies Incorporated"; (iii) amend the Company's Certificate of Incorporation to increase the number of authorized shares of the Common Stock from 30,000,000 shares to 50,000,000 shares and Preferred Stock from 5,000 shares to 5,000,000 shares; and (iv) amend the Company's 1996 Stock Option Plan to increase the number of Common Stock shares authorized for issuance thereunder.

         In connection with the New Line of Business, the Company has (i) acquired certain rights to develop a hotel and casino project in Yuzhno-Sakhalinsk on the Sakhalin Island of the Russian Federation (the "Sakhalin Project"), located 20 minutes by air from Sapporo, Japan, (ii) entered into an agreement with Dato David Chiu to provide certain development services with respect to the Sakhalin Project, (iii) reached an agreement to manage certain hotels of Dorsett Hotels and Resorts International, and (iv) entered into several other related agreements, including the Surinam Project, as hereinafter described (collectively, the "New Business Opportunities"). The foregoing agreements and transactions (other than the agreement relating to the Surinam Project) obligated the Company to pay approximately $6.75 million, to provide for the issuance by the Company, under certain circumstances and subject to the completion of certain terms and obligations thereunder, of up to 5,500,000 million shares of Common Stock and options to purchase 600,000 shares of Common Stock. In connection with the Company seeking New Business Opportunities, the Company entered into an agreement in principle, as of October 3, 1997, with Parbhoe Handelmij NV, a Surinamese limited liability company, to create a joint venture company to develop a casino project (the "Surinam Project") in Paramaribo, the capital city of Surinam (the former Dutch Guyana). Pursuant to the agreement, the joint venture company will also enter into an operating agreement with the Company to manage the casino. If the Surinam Project is developed as contemplated, the amount of cash to be advanced by the Company or financing from outside sources to be arranged by the Company is expected to aggregate approximately $4,800,000.

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

Changes in Fiscal Year

         The Company initially adopted a fiscal year ending August 31, when it incorporated on March 6, 1996. During the 1997 calendar year, the Company elected to change its fiscal year end to June 30. Accordingly, the following discussion of the Company's results for the three and six months ended December 31, 1997 is compared to the three and six months ended December 31, 1996.

Results of Operations

         The Company has a limited operating history upon which an evaluation of its performance and prospects can be made. During the period from March 6, 1996 to December 31, 1997, the Company's activities were primarily limited to organization efforts and raising public and private capital to defray its organizational expenses and the development and initial implementation of its business plan for its Principal Line of Business. Commencing in August 1997, the Company's activities also included organizational and fund raising efforts relating to its New Line of Business and New Business Opportunities. From March 6, 1996 to June 30, 1997 the Company had no revenues. During the six months ended December 31, 1997 the Company had nominal revenues of $8,028.

               Comparison of Three Months Ended December 31, 1997
                     to Three Months Ended December 31, 1996

         Net Loss. The Company incurred a net loss of $1,649,340, or $0.19 per share, for the three months ended December 31, 1997, as compared to a net loss of $583,837, or $0.12 per share, for the three months ended December 31, 1996. This increase was primarily due to increases in both general and administrative expenses and compensation charges in connection with the issuance of options and warrants.

         Revenues. For the three months ended December 31, 1997, the Company had nominal revenues of $2,558 from the preliminary sales of its Conserver 21(TM) products. During the three months ended December 31, 1996, the Company had no revenues.

         Compensation Charges. During the three months ended December 31, 1997, non-cash compensation charges were $551,000 while the Company incurred no such charges for the three months ended December 31, 1996. This represents an increase during the current period in the Company's utilization of the issuance of stock options and warrants in lieu of cash compensation payments.

         General and Administrative Expenses. General and administrative expenses, which include travel expenses, salaries and professional and consulting fees, were $1,081,956 for the three months ended December 31, 1997 compared to $466,203 for the three months ended December 31, 1996. This 132% increase was primarily the result of costs associated with increases in the Company's business activities for its Principal Line of Business, additional expenses incurred as a result of the Company's status as a publicly traded entity and expenses incurred in exploring and entering into the New Line of Business and New Business Opportunities.

         Marketing and Sales. During the three months ended December 31, 1997, the Company incurred $61,695 in marketing and sales expenses in connection with its preliminary marketing and sales efforts for Conserver 21(TM). The Company incurred no marketing and sales expenses for the three months ended December 31, 1996.

         Research and Development. During the three months ended December 31, 1997, the Company incurred $19,262 in research and development expenses for Conserver 21(TM) which consisted primarily of product testing for the Conserver 21(TM) products. The Company incurred $11,000 in research and development expenses for the three months ended December 31, 1996.

         Interest Income. For the three months ended December 31, 1997 interest income was $73,415, compared to $15,044 for the three months ended December 31, 1996. This increase was due to additional cash being available for investment from the proceeds of the IPO.

         Interest Expense. For the three months ended December 31, 1997, interest expense including amortization of debt discount was $1,400 compared to $121,678 for the three months ended December 31, 1996. For the three months ended December 31, 1996, interest expense included non-cash charges related to the amortization of $74,178 on debt discount recorded for the value of Common Stock shares issued to convertible debentureholders. The decrease in actual accrued interest expense from $47,500 during the 1996 period to $1,400 in the 1997 period was the result of the repayment of certain outstanding obligations by the Company from the proceeds of the IPO.

         Income Taxes. For the three months ended December 31, 1997 and December 31, 1996, the Company was in the development stage and incurred net operating losses. As a result, no provision for income taxes was established.

                Comparison of Six Months Ended December 31, 1997
                      to Six Months Ended December 31, 1996

         Net Loss. The Company incurred a net loss of $3,056,566, or $0.38 per share, for the six months December 31, 1997, as compared to a net loss of

$1,480,281, or $0.31 per share, for the six months ended December 31, 1996. This increase was primarily due to increases in general and administrative expenses, sales and marketing expenses and compensation charges in connection with the issuance of options and warrants.

         Revenues. For the six months ended December 31, 1997, the Company had nominal revenues of $8,028 from the preliminary sales of its Conserver 21(TM) products. During the six months ended December 31, 1996, the Company had no revenues.

         Compensation Charges. During the six months ended December 31, 1997, non-cash compensation charges were $779,000 compared to $457,201 for the six months ended December 31, 1996. This represents a 70% increase during the current period in the Company's utilization of the issuance of stock options and warrants in lieu of cash compensation payments.

         General and Administrative Expenses. General and administrative expenses, which include travel expenses, salaries and professional and consulting fees, were $2,160,586 for the six months ended December 31, 1997 compared to $886,792 for the six months ended December 31, 1996. This 144% increase resulted from costs associated with increases in the Company's business activities for its Principal Line of Business, additional expenses incurred as a result of the Company's status as a publicly traded entity and expenses incurred in exploring and entering into the New Line of Business and New Business Opportunities.

         Marketing and Sales. During the six months ended December 31, 1997, the Company incurred $164,007 in marketing and sales expenses in connection with its preliminary marketing and sales efforts for Conserver 21(TM). The Company incurred no marketing and sales expenses for the six months ended December 31, 1996.

         Research and Development. During the six months ended December 31, 1997, the Company incurred $53,290 in research and development expenses for Conserver 21(TM) which represented an increase in product testing for the Conserver 21(TM) products. The Company incurred $11,000 in research and development expenses for the six months ended December 31, 1996.

         Interest Income. For the six months ended December 31, 1997 interest income was $176,967, compared to $26,390 for the six months ended December 31, 1996. This increase was due to additional cash being available for investment from the proceeds of the IPO.

         Interest Expense. For the six months ended December 31, 1997, interest expense including amortization of debt discount was $74,678 compared to $151,678 for the six months ended December 31, 1996. These amounts include non-cash charges related to the amortization of $60,328 and $74,178, respectively, on debt discount recorded for the value of Common Stock shares issued to convertible debentureholders. The decrease in actual accrued interest expense was the result of the repayment of certain outstanding obligations by the Company from the proceeds of the IPO.

         Income Taxes. For the six months ended December 31, 1997 and December 31, 1996, the Company was in the development stage and incurred net operating losses. As a result, no provision for income taxes was established.

Liquidity and Capital Resources

         From its date of incorporation through June 1997, the Company relied primarily upon privately raised debt and equity financing to fund its operations which included raising $3,172,000 through the private placement of its Common Stock at $5.00 per share.

         In June 1997, the Company completed its initial public offering in which it received net proceeds of approximately $8,900,000 from the sale of 2,200,000 shares of its common stock, $0.001 par value (the "Common Stock") at a per share price of $5.00. In July 1997, the Company's underwriter exercised its over-allotment option to purchase an aggregate of 330,000 shares of Common Stock at $5.00 per share, resulting in the Company receiving additional net proceeds of approximately $1,448,000. Aggregate net proceeds to the Company from the IPO amounted to approximately $10,348,000. Also in connection with the IPO, the Company sold to the underwriters, for nominal consideration, Underwriters' Warrants to purchase 220,000 shares of Common Stock exercisable for a period of four years at $8.25 per share.

         In December 1997, the Company completed the Tier I Private Offering which it commenced in November 1997 and received net proceeds of $3,709,000 from the sale of 876,331 shares of its Common Stock at a per share price of $5.14. Also in connection with the PPO, the Company sold to the placement agent, for nominal consideration, warrants to purchase 306,716 shares of Common Stock exercisable for a period of four years at $5.14 per share. Following the Tier I completion, the Company commenced the Tier II Private Offering and raised additional funds which were received in February 1998.

         During the six months ended December 31, 1997, approximately $2,820,000 of the proceeds from the IPO were used for general business purposes, including payments for the retirement of convertible debentures in the amount of $385,000 and advances of $462,000 made to Conserver Purchasing Corporation. At June 30, 1997, approximately $2,130,000 of the proceeds from the IPO were used for general business purposes, including the $1,000,000 loan to Agrotech under the Distribution Agreement and the repayment of a $1,000,000 convertible debenture, together with the accrued interest thereon. The Company anticipates that the balance of the proceeds from the IPO will be used for working capital and general business purposes primarily in connection with its Conserver 21(TM) or related business.

         At June 30, 1997 and at December 31, 1997, the Company had available cash and cash equivalents of $7,715,460 and $7,236,885, respectively.

         During the six months ended September 30, 1997, in connection with the convertible debentures issued by the Company in September and November 1996 in the aggregate principal amounts of $600,000 and $150,000, respectively, the $150,000 debenture issued in November 1996 was repaid in full from the proceeds of the IPO, and of the $600,000 debenture issued in September 1996, $365,000 of such debenture was converted into Common Stock at $5.00 per share and $235,000 was repaid from the proceeds of the IPO.

         The Company's 1996 Stock Option Plan (the "Plan") was adopted in

November 1996, and amended in December 1996, April 1997 and December 1997. Under the Plan, which authorizes the granting of incentive stock options or nonincentive stock options, the maximum number of shares of common stock for which options may be granted is 5,000,000 shares. During the six months ended December 31, 1997, the Company issued to employees stock options under the Plan to purchase an aggregate of 115,000 shares of Common Stock and to consultants stock options to purchase 827,500 shares of Common Stock. As at December 31, 1997, options to purchase 1,997,500 shares of Common Stock had been granted under the Plan. During the six months ended December 31, 1997, the Company also issued to a consultant 5,000 shares of Common Stock and issued to another consultant currently exercisable warrants to purchase 100,000 shares of Common Stock at $6.50 per share which expire in August 2001. Historically, the Company has used Common Stock issuances and stock option grants and warrants to pay a significant portion of its compensation expenses.

         In connection with the Company's Principal Line of Business, the Distribution Agreement requires the Company to make loans to Agrotech of up to $1,500,000 for the enhancement of Agrotech's manufacturing capacity. Under the terms of the Distribution Agreement, the first $1,000,000 of such loan is repayable over a three-year period as an offset against Conserver 21(TM) purchases by the Company in excess of $2,000,000 annually and the balance of any such loan is payable out of royalties which may be due to Agrotech from such sales over a three- to four-year period. At December 31, 1997, the Company had advanced Agrotech $1,000,000 under the terms of the Distribution Agreement. The Company has established a reserve equal to the amount advanced to Agrotech.

         Under the terms of the Distribution Agreement, the Company may be obligated to extend an additional loan of $500,000 to Agrotech. Due to the current renegotiations, the Company cannot determine at the present time whether any additional loans, under the terms of the Distribution Agreement, will be made or whether any offsets under the Distribution Agreement will be available.

         Pursuant to the first agreement between CPC and Sitedev, CPC acquired 51% of the shares of Atmos in return for advancing $400,000 to Atmos in December 1997 and $250,000 in February 1998. These funds are required for the discharge of certain debts and obligations of Atmos. The Company advanced these amounts to CPC to fund the payments to Atmos. Since CPC will be unable to repay any of the loans made to it by the Company, the Company will be required to exercise its option with CPC to acquire Atmos in order to recoup the value of its loans to CPC.

         Under the second agreement between CPC and Sitedev, CPC is obligated to deliver to Sitedev Common Stock of the Company having a market value of $1,000,000 in February 1998, subject to Atmos having received assignments satisfactory to CPC of certain patent rights in respect of its food preservation product from a former Atmos shareholder. The Company intends to issue $1,000,000 of its Common Stock for delivery of the patent rights assigned to Atmos. There can be no assurance that such assignments of the patent rights will be obtained. If such satisfactory assignments are not obtained, there will be no obligation to deliver any shares of the Company's common stock to Sitedev, and while CPC (or the Company, if it has exercised its option under the loan agreement) would retain its 51% stake in Atmos, the rights of CPC and the Company to utilize the alternative product may be diminished.


         During the six months ended December 31, 1997, the Company incurred $164,007 and $53,290 in marketing and sales expenses and research and development costs for Conserver 21(TM), respectively. Although the Company has completed some of the initial testing of Conserver 21(TM) and the alternative product of Atmos, the Company has not completed all of its own comprehensive independent tests. Thus, it is possible that the Company's product may require further research, development, design and testing, as well as regulatory clearances, prior to larger-scale commercialization. During the fiscal year ending June 30, 1998, the Company anticipates a significant increase in marketing and sales costs and research and development costs for Conserver 21(TM) or the Atmos product.

         The Company is in the development stage and its operations are subject to all of the risks inherent in the establishment of a new business enterprise, including the need to obtain financing, lack of revenues and the uncertainty of market acceptance of its business. The Company has derived only nominal revenues from operations and has incurred losses since inception. No significant operating revenues are anticipated until such time, if ever, as the Company can demonstrate the commercial viability of Conserver 21(TM) or the Atmos product. The Company currently has nominal orders for Conserver 21(TM) and there can be no assurance that potential customers will be willing to incur the costs of Conserver 21(TM) or the Atmos product. There can be no assurance regarding whether or when the Company will successfully implement its food technology business plan or operate profitably.

         The Company anticipates that during the fiscal year ended June 30, 1998 it will enter the operating stage for its food technology Principal Line of Business and as a result will incur additional costs in connection with inventory purchases, warehousing and shipping and hiring additional employees and consultants. The Company currently estimates that its available cash reserves will be sufficient to meet the Company's liquidity and working capital requirements for its Principal Line of Business, including additional expenditures for inventory purchase, hiring additional employees, consultants and warehouse space through June 1999. The continued expansion and operation of the Company's Principal Line of Business beyond such period may be dependent on its ability to obtain additional financing.

         The Company currently has 11 employees. The Company anticipates a significant increase in the number of employees and consultants during the next 12 to 18 months. This increase in the number of employees and consultants and the attendant costs cannot be estimated at this time. Management does not anticipate, however, such workforce increases until such time the Company's Principal New Line of Business and/or proposed New Line of Business have the potential to generate sufficient revenues to offset such costs.

         In addition to the direct issuance of shares of the Company's Common Stock, the Company anticipates funding the cash portion of the initial capital required for the New Line of Business and New Business Opportunities with the proceeds from its Tier I and Tier II private sale of additional Common Stock and/or other securities of the Company. Issuances of securities would be dilutive to stockholders and any other types of financing would likely constrain the Company's financial and operating flexibility. With respect to the New Line of Business and the New Business Opportunities, the Company during the six months ended December 31, 1997 funded $3,000,000 under the Sakhalin Agreement and is further obligated to pay an aggregate of approximately $3.75 million under the Hotel Management Agreement, the Development Services Agreement and the Casino Consulting Agreement. Further, if the Surinam Project is developed as contemplated, the amount of cash to be advanced by the Company or financing from outside sources to be arranged by the Company is expected to aggregate approximately $4,800,000

         In addition, the Company issued in December 1997 pursuant to the Sakhalin Agreement, 2,000,000 shares of its Common Stock and is further required to issue, under certain circumstances and subject to the completion of certain terms and obligations thereunder, up to 3,500,000 shares of Common Stock under the Hotel Management Agreement and Development Services Agreement. Further, the Company issued options to purchase 600,000 shares of Common Stock in December 1997 relating to obligations created by the aforementioned transactions. The Company's stockholders will experience significant dilution in their percentage ownership interest in the Company upon the issuance of the shares of Common Stock as contemplated under the agreements related to the New Line of Business and the New Business Opportunities.

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

         The Company's future performance will be subject to a number of business and other factors, including many factors beyond the Company's control, such as economic downturns and changes in the marketplace, as well as the level of competition and the ability of the Company to successfully implement its business strategy and effectively monitor and control its costs. There can be no assurance that the Company will be able to generate significant revenues or achieve profitable operations.

Subsequent Events

         Tier II Private Placement Offering. On February 10, 1998 the Company completed a portion of its Tier II Private Offering receiving net proceeds of $3,344,000 from the sale of 751,722 shares of its Common Stock at a per share price of $5.14. Also in connection with the PPO, the Company sold to the placement agent, for nominal consideration, warrants to purchase 262,751 shares of Common Stock exercisable for a period of four years at $5.14 per share.

         On February 20, 1998 the Company completed a second portion of its Tier

II Private Offering receiving net proceeds of $1,296,000 from the sale of 290,162 shares of its Common Stock at a per share price of $5.14. Also in connection with the PPO, the Company sold to the placement agent, for nominal consideration, warrants to purchase 101,557 shares of Common Stock exercisable for a period of four years at $5.14 per share.

         Advances to CPC. On February 9, 1998, the Company advanced $250,000 to CPC which CPC in turn advanced to Atmos under its December 9, 1997 agreement with Sitedev.

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

                           PART II. OTHER INFORMATION

Item 2.       Changes in Securities and Use of Proceeds

         The following information is furnished pursuant to Item 701(f) of Regulation S-K in connection with the Company's IPO:

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

                  Underwriters discounts and commissions              $1,075,250
                  Expenses paid to or for underwriter                 $  561,750
                  Auditors Fees                                           85,000
                  Legal Fees                                          $  280,000
                  Printing Expenses                                   $  233,000
                  Miscellaneous Filing Fees and Other Expenses        $   67,000

         Such payments referred to above were not direct or indirect payments to officers, directors, general partners of the issuer or their associates, affiliates of the issuer or any person owning 10% or more of any class of equity securities of the issuer, nor were such payments referred to above were direct or indirect payments to others, except as indicated.


         Net offering proceeds were:  $10,348,000

         From the effective date of the Securities Act registration to the end of the reporting period the amount of net offering proceeds used for any purpose for which at least 5% of the issuer's total offering proceeds, whichever is less, has been used were:

                  Retirement of Convertible Debentures, together
                    with accrued interest thereon                     $1,583,000
                  Loan pursuant to Distribution Agreement             $1,000,000
                  Working Capital and General Business Purposes       $1,923,000

         Such payments referred to above were not direct or indirect payments to officers, directors, general partners of the issuer or their associates, affiliates of the issuer or any person owning 10% or more of any class of equity securities of the issuer, nor were such payments referred to above were direct or indirect payments to others, except as indicated.

         If the use of proceeds disclosed represents a material change in the use of proceeds described in the prospectus, describe the material change:

Item 6.       Exhibits and Reports on Form 8-K

         (a)       Exhibits

                  Exhibit No.                        Documents

                       27                    Financial Data Schedule

         (b)       Reports on Form 8-K

                  A Report on Form 8-K was filed with the Securities and Exchange Commission on December 18, 1997, noticing resignation of Richard A. Eisner & Company, LLP as independent accountants for the Company as a result of the Company's need for an accounting firm capable of providing international accounting and auditing services.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        CONSERVER CORPORATION OF AMERICA

Dated:  February 23, 1998            By:  /s/ Charles H. Stein
                                         ---------------------
                                         Charles H. Stein
                                         Chairman, Chief Executive Officer
                                           and President

                                     By: /s/ Miles R. Greenberg
                                         ----------------------
                                         Miles R. Greenberg
                                         Chief Financial Officer