Form 10-Q
period 1998-03-31
CONSERVER CORP OF AMERICA
filed 1998-05-20
CIK 1026671

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                  -------------

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

                           Commission File No. 0-22191

                           CCA COMPANIES INCORPORATED
                           --------------------------
                           (Exact Name of Registrant)

              Delaware                                          65-0675901
-------------------------------                           ---------------------
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

                                 (305) 444-3888
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

                                 Not Applicable
              ----------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if changed Since Last Report)

         Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [ ] No. [X]

         State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date.

             Class                                  Outstanding at May 10, 1998
 -----------------------------                      ---------------------------
 Common Stock, $.001 par value                            11,988,167 shares


===============================================================================

                           CCA COMPANIES INCORPORATED
                          (a development stage company)

                               INDEX TO FORM 10-Q

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

Condensed Balance Sheets as of June 30, 1997
         and March 31, 1998 (unaudited)...........................................................................i

Condensed Statements of Operations for the Three and Nine Months ended March 31,
         1997 (unaudited), the Three and Nine Months ended March 31, 1998
         (unaudited), and for the period from March 6, 1996 (inception) to
         March 31, 1998 (unaudited)..............................................................................ii

Condensed Statements of Cash Flows for the Three and Nine Months ended March 31,
         1997 (unaudited), the Three and Nine Months ended March 31, 1998
         (unaudited), and for the period from March 6, 1996 (inception) to
         March 31, 1998 (unaudited).............................................................................iii

Notes to Condensed Financial Statements...........................................................................1

Item 2.       Management's Discussion and Analysis of
              Financial Conditions and Results of Operations......................................................7

PART II. OTHER INFORMATION

Item 2.       Changes in Securities and Use of Proceeds..........................................................16

Item 6.       Exhibits and Reports on Form 8-K...................................................................17

SIGNATURES.......................................................................................................18

                          PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements

                           CCA COMPANIES INCORPORATED
                          (a development stage company)

                            CONDENSED BALANCE SHEETS

ASSETS                                                                             June 30,               March 31,
                                                                                     1997                   1998
                                                                               -----------------      ------------------
                                                                                                         (Unaudited)
CURRENT ASSETS:
Cash and cash equivalents                                                        $   7,715,460           $  5,273,048
Accounts receivable                                                                                           182,715
Advances to officers and employees                                                      26,965                134,567
Other current assets                                                                   186,783                420,010
                                                                               -----------------      ------------------
     Total current assets                                                            7,929,208              6,010,340

Loans receivable                                                                                              838,894
Deposits on assets to be acquired                                                                           2,449,864
Construction in progress                                                                                    5,005,049
Excess cost over fair value of assets acquired                                                             10,583,561
Property and equipment, net                                                             21,986                190,107
Leasehold improvements, net                                                                                   622,788
Management contract agreements                                                                              4,700,080
Tradename                                                                                                     491,667
Other assets                                                                                                   69,890
Due from minority interests                                                                                    98,557
                                                                               -----------------      ------------------
     TOTAL                                                                     $     7,951,194        $    31,060,797
                                                                               =================      ==================
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses                                                  531,602                601,144
Notes payable - current (net of $60,328 discount)                                      689,672
                                                                               -----------------      ------------------
Total current liabilities                                                            1,221,274                601,144
                                                                               -----------------      ------------------
Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock, par value $.01, 5,000 shares authorized,
      1 issued and outstanding                                                                                      1
Common stock, par value $.001; 50,000,000 shares authorized; 6,385,404 and 11,988,167 shares issued and outstanding at June 30, 1997 and
     March 31, 1998, respectively                                                        6,386                 11,988
Additional paid-in capital                                                          16,672,672             45,037,810
(Deficit) accumulated during the development stage                                  (9,949,138)           (14,590,146)
                                                                               -----------------      ------------------
     Total stockholders' equity                                                      6,729,920             30,459,653
                                                                               -----------------      ------------------
     TOTAL                                                                     $     7,951,194        $    31,060,797
                                                                               =================      ==================

See notes to condensed financial statements.

                           CCA COMPANIES INCORPORATED
                          (a development stage company)

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                    For the            For the             For the            For the             Period from
                                 Three Months        Three Months        Nine Months         Nine Months         March 6, 1996
                                     Ended              Ended               Ended               Ended           (Inception) to
                                March 31, 1997      March 31, 1998     March 31, 1997      March  31, 1998      March 31, 1998
                                ----------------    ---------------    ----------------    ----------------    ------------------
REVENUES                            $                 $   178,466         $                 $   186,494          $    186,494

OPERATING EXPENSES:
Marketing and sales                     6,066              74,657               6,066           238,664               354,241
Research and development               12,869                                  22,230            53,290               105,536
General and administrative            462,040           1,562,120           1,350,470         3,722,706             5,868,489
Write-down of inventory                                                                          10,000               365,800
Provision for bad debt                                                                                              1,000,000
Compensation charges
  in connection with issuance
  of options and warrants             223,000             197,000             680,201           976,000             6,878,307
                                ----------------    ---------------    ----------------    --------------      ----------------
    Total operating expenses          703,975           1,833,777           2,058,967         5,000,660            14,572,373
                                ----------------    ---------------    ----------------    --------------      ----------------
(LOSS) FROM OPERATIONS               (703,975)         (1,655,311)         (2,058,967)       (4,814,166)          (14,385,879)

OTHER INCOME (EXPENSE):
Interest income                        14,211              70,868              40,602           247,836               307,757
Interest expense                      (49,053)                                (84,260)          (14,350)             (199,524)
Amortization of debt discount         (78,125)                               (152,303)          (60,328)             (312,500)
                                ----------------    ---------------    ----------------    --------------      ----------------
    Total other income
     (expense)                       (112,967)             70,868            (195,961)          173,158              (204,267)
                                ----------------    ---------------    ----------------    --------------      ----------------
NET (LOSS)                          $(816,942)        $(1,584,443)        $(2,254,928)      $(4,641,008)         $(14,590,146)
                                ================    ===============    ================    ==============      ================
NET (LOSS) PER SHARE OF
    COMMON STOCK                    $   (0.16)        $     (0.14)        $     (0.47)      $     (0.51)
                                ================    ===============    ================    ==============

WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES AND COMMON
    SHARE EQUIVALENTS
    OUTSTANDING                     4,952,900          11,391,190           4,825,955         9,124,367
                                ================    ===============    ================    =============

See notes to condensed financial statements.

                           CCA COMPANIES INCORPORATED
                          (a development stage company)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)




                                                For the           For the             For the          For the         Period from
                                              Three Months      Three Months        Nine Months       Nine Months      March 6, 1996
                                                 Ended              Ended              Ended             Ended        (Inception) to
                                              March 31, 1997   March 31, 1998      March 31, 1997    March 31, 1998   March 31, 1998
                                              -------------    ----------------    ---------------   --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss)                                      ($816,942)       ($1,584,443)        ($2,254,928)     ($4,641,008)     ($14,590,146)
Adjustments:
  Compensation expense in connection with
      issuance of options and warrants            223,000            197,000             680,201          976,000         6,878,307
  Impairment of inventory                                                                                  10,000           365,800
  Provision for bad debt                                                                                                  1,000,000
  Depreciation and amortization                    78,437            131,994             153,397          196,465           331,179
  Compensation expense for officer's salary        30,000             30,000              95,000           90,000           260,000
  Legal services provided by shareholder           24,775             14,013              42,800          165,600           215,750
  Consulting services provided for common
    stock                                                                                                  26,250            26,250
  Changes in current assets and current
     liabilities:
     Accounts receivable                                            (171,615)                            (182,715)         (182,715)
     Advances to officers and employees           (44,585)           (21,179)            (64,449)        (107,602)         (134,567)
     Prepaid expenses and other current
       assets                                    (211,888)           176,813            (353,814)         (28,227)         (215,010)
     Accounts payable and accrued expenses         88,496           (120,146)            212,360           69,542           601,144
                                              -------------    ----------------     --------------  ---------------   --------------
Total adjustments                                 188,235            236,880             765,495        1,215,313         9,146,138
                                              -------------    ----------------   ----------------  ---------------   --------------
Net cash (used) by operating activities          (628,707)        (1,347,563)         (1,489,433)      (3,425,695)       (5,444,008)
                                              -------------    ----------------   ----------------  ---------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, equipment and leasehold                  (6,532)          (741,985)            (13,491)        (799,091)         (823,242)
  improvements
Deposits on assets to be acquired                                 (2,449,864)                          (2,449,864)       (2,449,864)
Funds used for acquisitions and development                       (2,306,633)                          (4,909,285)       (4,909,285)
Funds used for loans and notes receivable         (85,250)          (326,704)           (328,550)        (838,894)       (2,103,176)
                                              -------------    ----------------   ----------------  ---------------   --------------
Net cash (used) by investing activities           (91,782)        (5,825,186)           (342,041)      (8,997,134)      (10,285,567)
                                              -------------    ----------------   ----------------  ---------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Subscriptions receivable                                                                   1,374                              1,374
Subscription funds  returned                                                             (90,000)                           (90,000)
Repurchase of shares of common stock                                                  (1,800,000)                        (1,800,000)
Net proceeds from public offering                                                                       1,447,567        10,306,296
Proceeds from sale of common stock                                 5,208,912           2,621,243        8,917,850        12,219,953
Proceeds from notes payable                                                              750,000                          2,250,000
Repayments of notes payable                                                                              (385,000)       (1,885,000)
                                              -------------    ----------------   ----------------  ---------------   --------------
Net cash provided (used) by financing
    activities                                                     5,208,912           1,482,617        9,980,417        21,002,623
                                              -------------    ----------------   ----------------  ---------------   --------------
NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                         (720,489)        (1,963,837)           (348,857)      (2,442,412)        5,273,048

CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD                         1,876,637          7,236,885           1,505,005        7,715,460
                                              -------------    ----------------   ----------------  ---------------   --------------
CASH AND CASH EQUIVALENTS, END OF PERIOD       $1,156,148         $5,273,048          $1,156,148       $5,273,048        $5,273,048
                                              =============    ================   ================  ===============   ==============

See notes to condensed financial statements.

                           CCA COMPANIES INCORPORATED
                          (a development stage company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

(Note A) Basis of Presentation and the Company:

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three-month and nine-month periods ended March 31, 1998 are not necessarily indicative of the results that may be expected for any interim period or the year ending June 30, 1998.

         The Company was incorporated on March 6, 1996 and initially adopted a fiscal year ending August 31. Subsequently, in June 1997 the Company elected to change its fiscal year end to June 30. Accordingly, the condensed statements of operations and cash flows have been prepared for the three and nine months ended March 31, 1998 as compared to the three and nine months ended March 31, 1997.

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

(Note B) The Company:

         CCA Companies Incorporated, formerly known as Conserver Corporation of America (the "Company") is a development stage company incorporated under the laws of the State of Delaware on March 6, 1996. The Company was initially engaged in food technology, and beginning in August 1997 it diversified into the hotel and casino industry.

         In the spring of 1997, the Company was granted the exclusive right to promote, import, distribute, market, sell and otherwise commercially exploit Conserver 21(TM), a non-toxic product which can be used to retard spoilage and decay in food and flowers, in the United States and Canada. The Company was also granted an option and a right of first refusal to exercise such rights throughout the world. Conserver 21(TM) is currently packaged in two forms: packets and filters.

         The Company experienced problems with respect to the pricing and packaging of the Conserver 21(TM) product and in conjunction with discussions to resolve these issues with Agrotech 2000 S.L. ("Agrotech"), its distributor, the Company commenced efforts to identify alternative sources of products similar to Conserver 21(TM). After extensive research, the Company identified one other product that, from independent tests, the

Company believes is as efficacious as Conserver 21(TM). The Company has obtained an option to acquire the rights to manufacture, market and distribute this alternative product. Efforts to negotiate a viable business arrangement with Agrotech were unsuccessful, and the Company gave notice to Agrotech of its termination of the Distribution Agreement. (See Note E)

         As a development stage company, the Company's activities since its inception have been primarily focused on raising both debt and equity financing (public and private), recruiting management personnel, testing, developing and exploiting Conserver 21(TM) and negotiating distribution and other arrangements. Since the first quarter of fiscal 1998, the management of the Company has also been engaged in exploring new business opportunities for the Company.

         From March 1996 through November 1996, the Company raised capital necessary for its business development through debt and equity private placements. In June and July 1997, the Company raised additional capital through an initial public offering (the "IPO"). (See Note D.)

         In August 1997, the Company announced that it was considering diversifying beyond its sole line of business of marketing, distributing and otherwise commercially exploiting Conserver 21(TM) (the "Principal Line of Business") and was exploring a possible new line of business in the hotel and casino industry (the "New Line of Business"). At a Special Meeting of Stockholders, which the Company held December 2, 1997, the Company's stockholders voted on and approved various proposals regarding the New Line of Business and related matters. (See Notes E and F.) In order to meet the funding requirements of the New Line of Business, the Company in November 1997 commenced a private placement offering to sell shares of its common stock which it completed in February 1998. (See Note D.)

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

         [3] Amortization of excess cost over book value:

         In December 1997, the Company acquired all of the common stock of Sakhalin General Trading & Investments, Limited ("SGTI")' for an amount which exceeded the book and fair market value of SGTI's net tangible assets. This excess amount has been recorded as an intangible asset and will be amortized over a 30 year life. (See Note F)

(Note D) Initial Public Offering ("IPO") and Private Placement Offering ("PPO"):

         In June 1997, the Company completed its initial public offering in which it received net proceeds of approximately $8,900,000 from the sale of 2,200,000 shares of its common stock, $0.001 par value (the "Common Stock") at a per share price of $5.00. In July 1997, the Company's underwriter exercised its over-allotment option to purchase an aggregate of 330,000 shares of Common Stock at $5.00 per share, resulting in the Company receiving additional net proceeds of approximately $1,448,000. Aggregate net proceeds to the Company from the IPO amounted to approximately $10,307,000. Also in connection with the IPO, the Company sold to the underwriters, for nominal consideration, Underwriters' Warrants to purchase 220,000 shares of Common Stock exercisable for a period of four years at $8.25 per share.

         During the nine months ended March 31, 1998, approximately $4,650,000 of the proceeds from the IPO were used for general business purposes, including payments for the retirement of convertible debentures in the amount of $385,000 and advances of $839,000 made to Conserver Purchasing Corporation. (See Note E) At June 30, 1997, approximately $2,130,000 of the proceeds from the IPO was used for general business purposes, including the $1,000,000 loan to Agrotech under the Distribution Agreement and the repayment of a $1,000,000 convertible debenture, together with the accrued interest thereon.

         In November 1997, the Company commenced efforts to raise additional capital to fund its Hotel and Casino Business (See Note F). The Company completed its private offering to raise capital in February and received in the aggregate net proceeds of $8,918,000 from the sale of 2,044,763 shares of its Common Stock at a per share price of $5.14. Also in connection with the offering, the Company sold to the placement agent, for nominal consideration, warrants to purchase 715,668 shares of Common Stock exercisable for a period of four years at $5.14 per share.

(Note E) Food Technology Business:

         The Company's distribution and marketing rights for Conserver 21(TM) were derived from a distribution agreement entered into in March 1997 (the "Distribution Agreement") with Agrotech 2000 S.L. ("Agrotech"), a Spanish company that manufactures and packages Conserver 21(TM) and whose principal stockholder is the developer of Conserver 21(TM). Initial marketing efforts of the Conserver 21(TM) product in the United States indicated a need for improvement in the packaging and pricing of the Conserver 21(TM) product. These problems affected the Company's ability to market Conserver 21(TM) and to generate revenue. Although the Company and Agrotech entered into negotiations with respect to reducing the pricing arrangements for the Conserver 21(TM) product and to modify the manufacturing arrangements so that packaging could be done in the United States, no agreement has been reached, and the Company gave notice of termination to Agrotech with respect to the Distribution Agreement.

         During the period, the Company was involved in efforts to resolve the outstanding issues with Agrotech, the Company identified an alternative source of product similar to Conserver 21(TM) which, from independent tests, the Company believes is as efficacious as Conserver 21(TM).

         Conserver Purchasing Corporation ("CPC") entered into two agreements, each dated December 9, 1997, with Sitedev S.a.r.l. ("Sitedev"), the owner of the French company Atmos Concept S.A. ("Atmos"), which manufactures this alternative similar product. The Company believes, although there can be no assurance, that the Atmos product does not infringe upon the patents of Conserver 21(TM) held by Agrotech. While the Company is not a party to either of these agreements with Sitedev, the Company has the option, in its sole discretion, to require CPC to assign all of its rights under these two agreements to the Company and to purchase from CPC the Atmos shares held by CPC at the same price and on the same terms and conditions as CPC purchased such shares from Sitedev.

         Under the first agreement, CPC acquired 51% of the shares of Atmos in return for advancing $400,000 to Atmos upon execution of the first agreement on December 9, 1996, and agreeing to advance an additional $250,000 to Atmos, which it did on February 9, 1998. The agreement requires Atmos to use all such funds to discharge certain of its debts and obligations. The Company advanced $400,000 to CPC under a loan agreement dated December 5, 1997, to fund CPC's initial payment required under the first agreement, and in February 1998, advanced the additional $250,000 to CPC for the remaining payments required under the first agreement. Through March 31, 1998, the Company advanced to CPC an additional $189,000 for inventory purchases and overhead requirements bringing the total advances to CPC for funding Atmos to an aggregate amount of $839,000. Since CPC will be unable to repay any of the loans made to it by the Company, the Company must exercise the option to acquire Atmos in order to recoup the value of its loans to CPC.

         Under the second agreement, CPC was obligated to deliver to Sitedev common stock of the Company having a market value of $1,000,000 in February 1998, subject to Atmos having received assignments satisfactory to CPC of certain patent rights in respect of its food preservation product from a former Atmos shareholder. In early May 1998, such assignments satisfactory to CPC were received. CCA is therefore prepared to issue $1,000,000 of its Common Stock, priced in accordance with the agreements between CPC and Sitedev. However, because those agreements contain a warranty from Sitedev which limits the amount of liabilities of Atmos to be assumed by CPC and provide that the CCA Common Stock may be held by CPC as security for a breach of the warranties, CCA has not issued the shares while an audit of Atmos, which is currently being conducted by Atmos' accountants, is uncompleted.

         The Atmos product, like Conserver 21(TM), has not been successfully commercialized, and there can be no assurance that the Atmos product can be successfully commercialized. Successful commercialization of the Atmos product is subject generally to similar difficulties and uncertainties that commercialization of Conserver 21(TM) faces.

(Note F) Hotel and Casino Business:

         Hotel Management Services. On October 2, 1997, the Company entered an agreement (the "Hotel Management Agreement") with Dorsett Hotels and Resorts International, Ltd. ("Dorsett"), a company controlled 100 percent by Mr. Dato David Chiu, pursuant to which the Company, directly or through a subsidiary, would act as exclusive operator and manager of certain hotels owned by Dorsett. In consideration for Dorsett entering into the Hotel Management Agreement, the Company would (i) issue to Dorsett up to an aggregate 2,000,000 shares and/or options to purchase shares of the Company's Common Stock, upon specified conditions being satisfied and (ii) pay Dorsett $3,000,000. The Hotel Management Agreement provides for twenty year exclusive operating agreements with respect to the management of the Dallas Grand Hotel, Dallas, Texas, Dorsett Regency Bali, Indonesia, Dorsett Regency, Kuala Lumpur, Malaysia, and Rockman's Regency Melbourne, Australia, as well as operating agreements on substantially similar terms for four other hotels scheduled to open within the next two years (the "Operating Agreements").

         The parties amended the Hotel Management Agreement on January 28, 1998 whereby the consideration for Dorsett entering into the Hotel Management Agreement was amended to (i) the issuance to Dorsett up to an aggregate of 800,000 shares and/or options to purchase shares of the Company's Common Stock, upon specific conditions being satisfied and (ii) pay Dorsett $1,000,000. The Amended Hotel Management Agreement appoints the Company as the exclusive operator of the Dorsett Regency, Bali; Dorsett Resort, Serenban; Dorsett Court, Angkor Wat; and Dorsett Hotel, Phuket. Pursuant to the Amended Hotel Management Agreement, the Company has paid Dorsett $1,000,000 but has not granted the shares of the Company's Common Stock since the conditions precedent to such issuance have yet to be satisfied.

         The Company entered into Operating Agreements for each of the hotels effective January 1, 1998, other than the Rockman's Regency, Melbourne, effective March 1, 1998. The Company, pursuant to the terms of the Operating Agreement for each hotel managed, is entitled to a base fee equal to three percent of gross revenues, calculated on an annual basis and payable monthly, plus an incentive fee of ten percent of gross operating profits. In addition, the Company is to receive annual service fees equal to four percent of gross revenues for marketing, promotion and advertising expenses as well as an additional one-half of one percent of gross revenues for training costs which would be used in turn to fund such expenses. Each Operating Agreement further provides that in the event Dorsett terminates the Operating Agreement for any reason other than for a material breach by the Company, which is not remedied by the Company, or upon breach of covenant or warranty, bankruptcy or non-payment, the Company would be entitled to a termination fee. The termination fee shall be calculated based on the formula which is the remaining number of years under such Operating Agreement multiplied by a factor which is: (i) in the event of a termination during the first five years of the Agreement, the factor shall be the sum of the actual fees paid or payable to the Company based on revenues generated to date plus fees payable to the Company based on projected revenues for the rest of the year, (ii) in the event of a termination after the first five years, the factor shall be the average of the fees paid or payable to the Company for the preceding two years, or (iii) in the event of a termination after the first ten years, the factor shall be the average of the fees paid or payable to the Company for the preceding three years. The Company plans to add a management team with experience with major international hotel chains in the operation and management of hotels and leisure time activities worldwide.

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

         Subsequent to the execution of the Hotel Management Agreement with Dorsett, the Company was notified by Mr. Chiu that Far East Consortium International, Ltd. ("FEC") is the owner of certain hotels included in the agreement and as such, would require a separate agreement with the Company under terms and conditions similar to the Dorsett Hotel Management Agreement. On January 25, 1998, the Company entered into an Amendment to the Hotel Management Agreement and a separate agreement (the "FEC Hotel Management Agreement"), with FEC whereby CCA was appointed as exclusive operator and manager of the Dallas Grand Hotel, Dallas; Rockman's Regency, Melbourne; Dorsett Regency, Kuala Lumpur; and Radisson Plaza, Edmonton, in consideration for FEC receiving upon execution of the FEC Hotel Management Agreement, $1,500,000 and the Company granting FEC the right to receive 1,200,000 shares of Common Stock of the Company. Of the 1,200,000 shares of Common Stock to be granted to FEC, shares are to be granted in such proportions upon the delivery of a duly executed and legally enforceable hotel management contract relating to the following hotels, 275,000 allocated to the Dallas Grand Hotel, 400,000 allocated to the Rockman's Regency, 275,000 allocated to the Dorsett Regency and 250,000 allocated to the Radisson Plaza. Hotel operating agreements must be delivered within two years of January 28, 1998 in order for FEC to receive such shares. The FEC Hotel Management Contract contains the same provisions as the Dorsett Hotel Management Agreement with regards to transfer of shares, irrevocable proxy, and repurchase of shares. Pursuant to the FEC Hotel Management Agreement, the Company has paid FEC $1,500,000 and has issued FEC 950,000 shares of the Company's Common Stock. The Company has not yet issued the 250,000 shares of Common Stock allocated to the Radisson Plaza, Edmonton.

         The Suriname Project. As of October 3, 1997, the company entered into an agreement in principle with Parbhoe's Handelmij NV, a Surinamese limited liability company, to create a joint venture company to develop a casino project (the "Suriname Project") in Paramaribo, the capital city of Suriname (the former Dutch Guyana). Pursuant to the agreement, the joint venture company will also enter into a Casino Management Agreement with the Company to manage the casino. Through March 31, 1998, the Company has advanced $1,835,000 for this project. Total additional funds which will be required to be advanced by the Company or financing from outside sources to be arranged by the Company is expected to aggregate approximately $3,000,000.

(Note G) Subsequent Events:

         Budapest Project. On April 3, 1998, the Company's wholly owned subsidiary, Dorsett Hotels & Resorts Inc. ("CCA Dorsett") entered into an agreement with Casino Bahia De Cadiz S.A. ("Cadiz") and Mrs. Teresa Juste Picon, ("Juste") (both of Spain) to purchase (i) their 95% interest in the equity capital of Roulette Kft. ("Roulette"), a Hungarian limited liability company that operates the Orfeum Casino in Budapest, and (ii) receivables of in excess of $1.5 million due to Cadiz and Juste under loan agreements and lease agreements with Roulette. (the "Budapest Project"). Under the agreement, the Company has paid $100,000 to Cadiz and Juste and has loaned $270,000 to Roulette. Further, the Company has made two additional loans, repayable on demand, totalling $250,000 to Roulette for working capital. The agreement provides for CCA Dorsett to manage the Orfeum Casino during the period from April 3, 1998, up to the closing of the acquisition. The purchase is subject to the approval of the Hungarian Gaming Supervisory Board, warranties about the business and operations of Roulette and other normal legal conditions. At the closing CCA Dorsett is required to deliver to Cadiz and Juste $460,000 of CCA Common Stock calculated at $7.50 per share, which equates to 61,333 shares of CCA Common Stock. The Company has given Cadiz and Juste a put option to sell their shares of CCA Common Stock back to the Company at $7.875 per share during the three month period starting six months after the closing. There can be no assurance that the Hungarian Gaming Supervisory Board will approve CCA Dorsett as the new controlling shareholder. Under the agreement, if the purchase is not completed, Cadiz and Juste are obligated to repay the $100,000 payment and the $270,000 loan made to Roulette. The Company has a claim against Roulette for the repayment of its other $250,000 of loans.

Item 2.       Management's Discussion And Analysis
              Of Financial Condition And Results of Operation

         The following discussion and analysis of significant factors affecting the Company's operating results and liquidity and capital resources should be read in conjunction with the accompanying financial statement and related notes.

Overview

         The Company, which was organized in March 1996, is in the development stage and its activities since the date of incorporation have been primarily focused on raising both debt and equity financing (public and private), recruiting management personnel, testing, developing and exploiting its food technology product and negotiating distribution and other arrangements. Since August 1997, management of the Company has also been engaged in exploring new business opportunities for the Company and has entered into several agreements.

         The Company's operations are subject to all of the risks inherent in the establishment of a new business enterprise, including the need to obtain financing, lack of revenues, reliability of sources of supply and the uncertainty of market acceptance of its business. The company has incurred losses since inception. From March 6, 1996 to June 30, 1997, the Company did not derive any revenues from operations. During the nine months ended March 31, 1998, the Company had revenues of $186,494 derived primarily from the commencement of its hotel management operations. The Company's accumulated deficit at March 31, 1998 was $14,590,146, which included $6,878,307 of non-cash compensation charges related to the value attributed to stock options and warrants issued by the Company.

         From March 1996 to November 1996, the Company raised the capital necessary for its initial business development through debt and equity private placements. In June 1997, the Company completed an initial underwritten public offering (the "IPO") in which it received net proceeds of approximately $8,900,000 from the sale of 2,200,000 shares of its Common Stock at a per share price of $5.00. In July 1997, the Company's underwriter exercised it's over-allotment option to purchase an aggregate of 330,000 shares of Common Stock at $5.00 per share resulting in the Company receiving additional net proceeds of $1,448,000. Aggregate net proceeds to the Company from the IPO amounted to $10,306,000. Also, in connection with the IPO, the Company sold to the underwriters, for nominal consideration, Underwriters' Warrants to purchase 220,000 shares of Common Stock exercisable for a period of four years at $8.25 per share. During the nine months ended March 31, 1998, approximately $4,650,000 of the proceeds from the IPO were used for general business purposes, including payments for the retirement of convertible debentures in the amount of $385,000 and advances of $839,000 made to Conserver Purchasing Corporation. At June 30, 1997, approximately $2,130,000 of the proceeds from the IPO were used for general business purposes, including the $1,000,000 loan to Agrotech under the Distribution Agreement and the repayment of a $1,000,000 convertible debenture, together with the accrued interest thereon.

         In November 1997, the Company commenced efforts to raise additional capital to fund its Hotel and Casino Business (See Note F). The Company completed its private offering to raise capital in February and received in the aggregate net proceeds of $8,918,000 from the sale of 2,044,763 shares of its Common Stock at a per share price of $5.14. Also in connection with the offering, the Company sold to the placement agent, for nominal consideration, warrants to purchase 715,668 shares of Common Stock exercisable for a period of four years at $5.14 per share.

         The Company's distribution and marketing rights for Conserver 21(TM) were derived from a distribution agreement entered into in March 1997 (the "Distribution Agreement") with Agrotech 2000 S.L. ("Agrotech"), a Spanish company that manufactures and packages Conserver 21(TM) and whose principal stockholder is the developer of Conserver 21(TM). Initial marketing efforts of the Conserver 21(TM) product in the United States indicated a need for improvement in the packaging and pricing of the Conserver 21(TM) product. These problems affected the Company's ability to market Conserver 21(TM) and to generate revenue. Although the Company and Agrotech entered into negotiations with respect to reducing the pricing arrangements for the Conserver 21(TM) product and to modify the manufacturing arrangements so that packaging could be done in the United States, no agreement has been reached. As a result, the Company gave notice of termination to Agrotech with respect to the Distribution Agreement.

Changes in Fiscal Year

         The Company initially adopted a fiscal year ending August 31, when it incorporated on March 6, 1996. During the 1997 calendar year, the Company elected to change its fiscal year end to June 30. Accordingly, the following discussion of the Company's results for the three and nine months ended March 31, 1998 is compared to the three and nine months ended March 31, 1997.

Results of Operations

         The Company has a limited operating history upon which an evaluation of its performance and prospects can be made. During the period from March 6, 1996 to March 31, 1998, the Company's activities were primarily limited to organization efforts and raising public and private capital to defray its organizational expenses and the development and initial implementation of its business plan for its Principal Line of Business. Commencing in August 1997, the Company's activities also included organizational and fund raising efforts relating to its New Line of Business and New Business Opportunities. From March 6, 1996 to June 30, 1997 the Company had no revenues. During the nine months ended March 31, 1998 the Company had revenues of $178,466 primarily attributable to the commencement of its hotel management operations.

                 Comparison of Three Months Ended March 31, 1998
                      to Three Months Ended March 31, 1997

         Net Loss. The Company incurred a net loss of $1,584,443, or $0.14 per share, for the three months ended March 31, 1998, as compared to a net loss of $816,942, or $0.16 per share, for the three months ended March 31, 1997. This increase was primarily due to increases in general and administrative expenses.

         Revenues. For the three months ended March 31, 1998, the Company had revenues of $178,466 from initial fees earned on its hotel management contracts. During the three months ended March 31, 1997, the Company had no revenues.

         Compensation Charges. During the three months ended March 31, 1998, non-cash compensation charges were $197,000 while the Company incurred $223,000 of such charges for the three months ended March 31, 1997. This represents a decrease of $26,000 during the current period in the Company's utilization of the issuance of stock options and warrants in lieu of cash compensation payments.

         General and Administrative Expenses. General and administrative expenses, which include travel expenses, salaries and professional and consulting fees, were $1,562,120 for the three months ended March 31, 1998 compared to $462,040 for the three months ended March 31, 1997. This 238% increase was primarily the result of costs associated with increases in the Company's business activities for its Principal Line of Business, additional expenses incurred as a result of the Company's status as a publicly traded entity and expenses incurred in exploring and entering into the New Line of Business and New Business Opportunities.

         Marketing and Sales. During the three months ended March 31, 1998, the Company incurred $74,657 in marketing and sales expenses in connection with its preliminary marketing and sales efforts for its food technology product. The Company incurred minimal marketing and sales expenses for the three months ended March 31, 1997.

         Research and Development. During the three months ended March 31, 1998, the Company incurred no research and development expenses. The Company incurred $12,869 in research and development expenses for the three months ended March 31, 1997.

         Interest Income. For the three months ended March 31, 1998 interest income was $70,868, compared to $14,211 for the three months ended March 31, 1997. This increase was due to additional cash being available for investment from the proceeds of the IPO and Private Offering.

         Interest Expense. For the three months ended March 31, 1998, interest expense including amortization of debt discount was $0 compared to $127,178 for the three months ended March 31, 1997. For the three months ended March 31, 1997, interest expense included non-cash charges related to amortization of $78,125 on debt discount recorded for the value of Common Stock shares issued to convertible debentureholders. The decrease in actual accrued interest expense from $49,053 during the 1997 period to $0 in the 1998 period was the result of the repayment of certain outstanding obligations by the Company from the proceeds of the IPO.

                 Comparison of Nine Months Ended March 31, 1998
                       to Nine Months Ended March 31, 1997

         Net Loss. The Company incurred a net loss of $4,641,008, or $0.51 per share, for the nine months ended March 31, 1998, as compared to a net loss of $2,254,928, or $0.47 per share, for the nine months ended March 31, 1997. This increase was primarily due to increases in general and administrative expenses, sales and marketing expenses and compensation charges in connection with the issuance of options and warrants.

         Revenues. For the nine months ended March 31, 1998, the Company had revenues of $186,494 from fees earned on its initial hotel management services. During the nine months ended March 31, 1997, the Company had no revenues.

         Compensation Charges. During the nine months ended March 31, 1998, non-cash compensation charges were $976,000 compared to $680,201 for the nine months ended March 31, 1997. This represents a 44% increase during the current period in the Company's utilization of the issuance of stock options and warrants in lieu of cash compensation payments.

         General and Administrative Expenses. General and administrative expenses, which include travel expenses, salaries and professional and consulting fees, were $3,722,706 for the nine months ended March 31, 1998 compared to $1,350,470 for the nine months ended March 31, 1997. This 175% increase resulted from costs associated with increases in the Company's business activities for its Principal Line of Business, additional expenses incurred as a result of the Company's status as a publicly traded entity and expenses incurred in exploring and entering into the New Line of Business and New Business Opportunities.

         Marketing and Sales. During the nine months ended March 31, 1998, the Company incurred $238,664 in marketing and sales expenses in connection with its preliminary marketing and sales efforts for Conserver 21(TM). The Company incurred nominal marketing and sales expenses of $6,066 for the nine months ended March 31, 1997.

         Research and Development. During the nine months ended March 31, 1998, the Company incurred $53,290 in research and development expenses which represented an increase in product testing for its food technology product. The Company incurred $22,230 in research and development expenses for the nine months ended March 31, 1997.

         Interest Income. For the nine months ended March 31, 1998 interest income was $247,836, compared to $40,602 for the nine months ended March 31, 1997. This increase was due to additional cash being available for investment from the proceeds of the IPO and Private Offering.

         Interest Expense. For the nine months ended March 31, 1998, interest expense including amortization of debt discount was $74,678 compared to $236,563 for the nine months ended March 31, 1997. These amounts include non-cash charges related to amortization of $60,328 and $152,303, respectively, on debt discount recorded for the value of Common Stock shares issued to convertible debentureholders. This decrease in the current period in actual accrued interest expense was the result of the repayment of certain outstanding obligations by the Company from the proceeds of the IPO.

Liquidity and Capital Resources

         From its date of incorporation through June 1997, the Company relied primarily upon privately raised debt and equity financing to fund its operations which included raising $3,172,000 through the private placement of its Common Stock at $5.00 per share.

         In June 1997, the Company completed its initial public offering in which it received net proceeds of approximately $8,900,000 from the sale of 2,200,000 shares of its common stock, $0.001 par value (the "Common Stock") at a per share price of $5.00. In July 1997, the Company's underwriter exercised its over-allotment option to purchase an aggregate of 330,000 shares of Common Stock at $5.00 per share, resulting in the Company receiving additional net proceeds of approximately $1,448,000. Aggregate net proceeds to the Company from the IPO amounted to approximately $10,306,000. Also in connection with the IPO, the Company sold to the underwriters, for nominal consideration, Underwriters' Warrants to purchase 220,000 shares of Common Stock exercisable for a period of four years at $8.25 per share.

         In November 1997, the Company commenced efforts to raise additional capital to fund its Hotel and Casino Business (See Note F). The Company completed its private offering to raise capital in February and received in the aggregate net proceeds of $8,918,000 from the sale of 2,044,763 shares of its Common Stock at a per share price of $5.14. Also in connection with the offering, the Company sold to the placement agent, for nominal consideration, warrants to purchase 715,668 shares of Common Stock exercisable for a period of four years at $5.14 per share.

         During the nine months ended March 31, 1998, approximately $4,650,000 of the proceeds from the IPO were used for general business purposes, including payments for the retirement of convertible debentures in the amount of $385,000 and advances of $839,000 made to Conserver Purchasing Corporation. At June 30, 1997, approximately $2,130,000 of the proceeds from the IPO were used for general business purposes, including the $1,000,000 loan to Agrotech under the Distribution Agreement and the repayment of a $1,000,000 convertible debenture, together with the accrued interest thereon.

         At June 30, 1997 and at March 31, 1998, the Company had available cash and cash equivalents of $7,715,460 and $5,273,048, respectively.

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

         The Company's 1996 Stock Option Plan (the "Plan") was adopted in November 1996, and amended in December 1996, April 1997 and December 1997. Under the Plan, which authorizes the granting of incentive stock options or nonincentive stock options, the maximum number of shares of common stock for which options may be granted is 5,000,000 shares. During the nine months ended March 31, 1998, the Company issued to employees stock options under the Plan to purchase an aggregate of 125,000 shares of Common Stock and to consultants stock options to purchase 952,500 shares of Common Stock. As at March 31, 1998, options to purchase 2,132,500 shares of Common Stock had been granted under the Plan. During the nine months ended March 31, 1998, the Company also issued to a consultant 5,000 shares of Common Stock and issued to another consultant currently exercisable warrants to purchase 100,000 shares of Common Stock at $6.50 per share which expire in August 2001. Historically, the Company has used Common Stock issuances and stock option grants and warrants to pay a significant portion of its compensation expenses.

         In connection with the Company's Principal Line of Business, the Distribution Agreement with Agrotech required the Company to make loans to Agrotech of up to $1,500,000 for the enhancement of Agrotech's manufacturing capacity. Under the terms of the Distribution Agreement, the first $1,000,000 of such loan is repayable over a three-year period as an offset against Conserver 21(TM) purchases by the Company in excess of $2,000,000 annually and the balance of any such loan is payable out of royalties which may be due to Agrotech from such sales over a three- to four-year period. In June 1997, the Company advanced $1,000,000 and has established a reserve equal to the amount advanced to Agrotech. The Company had not advanced any further sums to Agrotech at the time of its termination of the Distribution Agreement.

         Pursuant to the first agreement between CPC and Sitedev, CPC acquired 51% of the shares of Atmos in return for advancing $400,000 to Atmos upon execution of the first agreement on December 9, 1997 and agreed to advance an additional $250,000 to Atmos which it did on February 9, 1998. The agreement requires Atmos to use all such funds to discharge certain of its debts and obligations. The Company advanced $400,000 to CPC under a loan agreement dated December 5, 1997, to fund CPC's initial payment required under the first agreement, and in February 1998, advanced the additional $250,000 to CPC for the remaining payments required under the first agreement. Through March 31, 1998, the Company advanced to CPC an additional $189,000 for inventory purchases and overhead requirements bringing the total advances to CPC for funding Atmos to an aggregate amount of $839,000. Since CPC will be unable to repay any of the loans made to it by the Company, the Company must exercise the option to acquire Atmos in order to recoup the value of its loans to CPC.

         Under the second agreement between CPC and Sitedev, CPC is obligated to deliver to Sitedev Common Stock of the Company having a market value of $1,000,000 in February 1998, subject to Atmos having received assignments satisfactory to CPC of certain patent rights in respect of its food preservation product from a former Atmos shareholder. In early May 1998, such assignments satisfactory to CPC were received. CCA is therefore prepared to issue $1,000,000 of its Common Stock, priced in accordance with the agreements between CPC and Sitedev. However, because those agreements contain a warranty from Sitedev which limits the amount of liabilities of Atmos to be assumed by CPC and provide that the CCA Common Stock may be held by CPC as security for a breach of the warranties, CCA has not issued the shares while an audit of Atmos, which is currently being conducted by Atmos' accountants, is uncompleted.

         During the nine months ended March 31, 1998, the Company incurred $238,664 and $53,290 in marketing and sales expenses and research and development costs for its food technology product, respectively. Although the Company has completed some of the initial testing of its food technology product, the Company has not completed all of its own comprehensive independent tests. Thus, it is possible that the Company's product may require further research, development, design and testing, as well as regulatory clearances, prior to larger-scale commercialization. During the fiscal year ending June 30, 1998, the Company anticipates a significant increase in marketing and sales costs and research and development costs for its food technology product.

         The Company is in the development stage and its operations are subject to all of the risks inherent in the establishment of a new business enterprise, including the need to obtain financing, lack of revenues and the uncertainty of market acceptance of its business. The Company has derived only nominal revenues from operations and has incurred losses since inception. No significant operating revenues are anticipated until such time, if ever, as the Company can demonstrate the commercial viability of its food technology product. The Company currently has nominal orders for its food technology product and there can be no assurance that potential customers will be willing to incur the costs of such product. There can be no assurance regarding whether or when the Company will successfully implement its food technology business plan or operate profitably.

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

         The Company currently has 11 employees. The Company anticipates a significant increase in the number of employees and consultants during the next 12 to 18 months. This increase in the number of employees and consultants and the attendant costs cannot be estimated at this time. Management does not anticipate, however, such workforce increases until such time the Company's Principal Line of Business and/or New Line of Business have the potential to generate sufficient revenues to offset such costs.

         In addition to the direct issuance of shares of the Company's Common Stock, the Company anticipates funding the cash portion of the initial capital required for the New Line of Business and New Business Opportunities with the proceeds from the private sale of additional Common Stock and/or other securities of the Company. Issuances of securities would be dilutive to stockholders and any other types of financing would likely constrain the Company's financial and operating flexibility. With respect to the New Line of Business and the New Business Opportunities, the Company during the nine months ended March 31, 1998 funded $3,000,000 under the Sakhalin Agreement and approximately $3.13 million under the Hotel Management Agreement, the Development Services Agreement and the Casino Consulting Agreement. Further, the Suriname Project will require cash to be advanced by the Company or financing from outside sources to be arranged by the Company of approximately $4,800,000. As of March 31, 1998, $1,835,000 has been advanced by the Company.

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

Subsequent Events

         Budapest Project. On April 3, 1998, the Company's wholly owned subsidiary, Dorsett Hotels & Resorts Inc. ("CCA Dorsett") entered into an agreement with Casino Bahia De Cadiz S.A. ("Cadiz") and Mrs. Teresa Juste Picon, ("Juste") (both of Spain) to purchase (i) their 95% interest in the equity capital of Roulette Kft. ("Roulette"), a Hungarian limited liability company that operates the Orfeum Casino in Budapest, and (ii) receivables of in excess of $1.5 million due to Cadiz and Juste under loan agreements and lease agreements with Roulette. (the "Budapest Project"). Under the agreement, the Company has paid $100,000 to Cadiz and Juste and has loaned $270,000 to Roulette. Further, the Company has made two additional loans, repayable on demand, totalling $250,000 to Roulette for working capital. The agreement provides for CCA Dorsett to manage the Orfeum Casino during the period from April 3, 1998, up to the closing of the acquisition. The purchase is subject to the approval of the Hungarian Gaming Supervisory Board, warranties about the business and operations of Roulette and other normal legal conditions. At the closing CCA Dorsett is required to deliver to Cadiz and Juste $460,000 of CCA Common Stock calculated at $7.50 per share, which equates to 61,333 shares of CCA Common Stock. The Company has given Cadiz and Juste a put option to sell their shares of CCA Common Stock back to the Company at $7.875 per share during the three month period starting six months after the closing. There can be no assurance that the Hungarian Gaming Supervisory Board will approve CCA Dorsett as the new controlling shareholder. Under the agreement, if the purchase is not completed, Cadiz and Juste are obligated to repay the $100,000 payment and the $270,000 loan made to Roulette. The Company has a claim against Roulette for the repayment of its other $250,000 of loans.

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

         Net offering proceeds were:  $10,306,000

         From the effective date of the Securities Act registration to the end of the reporting period the amount of net offering proceeds used for any purpose for which at least 5% of the issuer's total offering proceeds, whichever is less, has been used were:

              Retirement of Convertible Debentures, together
                with accrued interest thereon                         $1,583,000
              Loan pursuant to Distribution Agreement                 $1,000,000
              Advances to C.P.C.                                      $  839,000
              Working Capital and General Business Purposes           $3,271,000

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

                      27                             Financial Data Schedule

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     CONSERVER CORPORATION OF AMERICA



Dated:  May 20, 1998                 By:  /s/ Charles H. Stein
                                         ---------------------------------
                                              Charles H. Stein
                                              Chairman, Chief Executive Officer
                                              and President


                                     By: /s/ Miles R. Greenberg
                                         ---------------------------------
                                             Miles R. Greenberg
                                             Chief Financial Officer