Form 10-K
period 1998-06-30
CCA COMPANIES INC
filed 1998-12-16
CIK 1026671

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------
                                    FORM 10-K

(Mark One)

 x       ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
---      OF 1934.

For the fiscal year ended June 30, 1998

                                       OR

___ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from              to

                         Commission file number 0-22191

                           CCA COMPANIES INCORPORATED
             (Exact Name of Registrant as Specified in Its Charter)

              Delaware                                        65-0675901
   (State or Other Jurisdiction of                         (I.R.S. Employer
   Incorporation or Organization)                        Identification No.)

                           3250 Mary Street, Suite 405
                             Coconut Grove, FL 33133
                    (Address of Principal Executive Offices)

                                  305-444-3888
                (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:

                                                     Name of Each Exchange
         Title of Each Class                          on Which Registered
         -------------------                     ------------------------------
   Common Stock, $0.001 par value                 12(g)(Nasdaq SmallCap Market)

        Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark whether the Issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90
days. Yes x   No
         ---    ---

         Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                   ----

         The aggregate market value of voting stock held by non-affiliates as of November 15, 1998 was $10,613,925.

         The number of shares of Common Stock, $0.001 par value, outstanding as of November 15, 1998 was 11,793,925.

                    Documents Incorporated By Reference: None

                                TABLE OF CONTENTS

                                     PART I

                                                                                    Page
Item 1.      Business............................................................... 4
             Company Overview....................................................... 4
             Summary of Recent Business............................................. 4
             Division Overviews..................................................... 6
             Casino Division........................................................ 6
             Hotel Management Division.............................................. 6
             Sakhalin Project....................................................... 9
             Food Preservation Technology........................................... 12
             Insurance.............................................................. 15
             Employees.............................................................. 15
             Segments/foreign operations............................................ 15
Item 2.      Properties............................................................. 15
Item 3.      Legal Proceedings...................................................... 16
Item 4.      Submission of Matters to a Vote of Securities Holders.................. 16

                                     PART II

Item 5.      Market for Common Equity and Related Stockholder Matters............... 16
Item 6.      Selected Financial Data................................................ 18

Item 7.      Management's Discussion and Analysis of Financial Condition and
                Results of Operations

             Company Overview....................................................... 19
             Change in Fiscal Year.................................................. 20
             Results of Operations.................................................. 21
             Liquidity and Capital Resources........................................ 24
             Year 2000 Compliance................................................... 26
             New Accounting Standards............................................... 27
             Subsequent Events...................................................... 27
             Factors That Could Affect Operating Results............................ 28

Item 7a.     Market Risk............................................................ 30

                                    PART III

Item 8.      Financial Statements................................................... 30
Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............................................ 30

                                     PART IV

Item 10.     Directors and Executive Officers of the Registrant..................... 30
             Compliance with Section 16(a) of the Securities Exchange Act of 1934... 34

Item 11.     Executive Compensation................................................. 34
             Summary Compensation Table............................................. 34
             Employment Agreement................................................... 35
             Option Grants For the Twelve Months Ended June 30, 1998................ 35
Item 12.     Security Ownership of Certain Beneficial Owners and Management......... 36
Item 13.     Certain Relationships and Related Transactions......................... 39
Item 14.     Exhibits, Financial Statements and Schedules, and Reports on Form 8-K.. 41

             Financial Statements................................................... 41
             Exhibits............................................................... 42
             Signatures............................................................. 44

     This Annual Report on Form 10-K contains forward-looking statements. Additional written and oral forward-looking statements may be made by the Company from time to time in Securities and Exchange Commission ("SEC") filings and otherwise. The Company cautions readers that results predicted by forward-looking statements, including, without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, capital needs, interest costs, and income are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements due to risks and factors identified from time to time in the Company's filings with the SEC, including those discussed in this Report, and other risks and uncertainties.

     Item 1.  Business

                                COMPANY OVERVIEW

     Summary of Recent Business

          CCA Companies Incorporated was incorporated under the laws of the State of Delaware on March 6, 1996 as Conserver Corporation of America and changed its name on December 2, 1997. The active business of CCA Companies Incorporated (with its subsidiaries, the "Company") now is (i) operation and ownership of a gaming casino in Budapest and of a temporary gaming casino in Suriname, where a permanent casino is nearly completed, and (ii) development of a casino and hotel project in Sakhalin in the Russian Federation.

          The Company needs cash (i) to continue its basic operation; (ii) to complete the Suriname Casino so as to realize that casino's cash flow potential; and (iii) to pay any material expenses of continuing negotiations for the Sakhalin project and for maintaining its position in that project. The Company recently has been unable to raise adequate cash for all those needs by a sale of its securities or by other financing on terms acceptable to it. Largely as a result of the Company's need for cash, the report of independent certified public accountants covering the Company's certified financial statements for the year ended June 30, 1998 as contained in this Form 10-K contains a going concern emphasis paragraph. However, the Company believes it can meet its cash needs under certain conditions. For further discussion of the Company's cash needs and how it proposes to meet them, see "Liquidity and Capital Resources Summary" below.

          The Company's original principal business was food preservation technology. Exploitation of that business and development and market entry of the Company's principal product in that business is now being re-evaluated, possibly for a sale or joint venture of that business.

          After mid-1997 the Company entered into various agreements (i) to acquire and operate gaming casinos in Hungary and Suriname; (ii) to obtain (over about two years) eight hotel management operating contracts, mostly for hotels in Asia; and (ii) to build during the next two years and then to own and operate, a hotel and casino in Sakhalin, a Russian Federation island just North of Japan (the "Sakhalin Project").

          In September 1998 the Company acquired the fully operating casino in Budapest, Hungary. A Suriname casino, owned by a 50% joint venture of the Company, is now operating as a small casino in temporary quarters in the hotel where the Company is completing a larger permanent casino for operation. The Company, with its joint venturer, has provided the joint venture entity with funds to build, and to be used to complete and begin operating, the permanent casino by February 1999. Additionally, the Company has provided the gaming equipment to be used in the operation of the joint venture casino. The Company is also seeking to acquire, develop and/or operate other casinos abroad.

          Until November 1998, the Company held Hotel Operating Contracts for three open hotels with a total of about 1300 rooms, one of which was being actively managed by the Company. The Company had entered into Hotel Management Agreements providing for the Company to enter into future Hotel Operating Contracts to operate five other hotels. The Company had received operating fees for one of the open hotels since January 1998 and for two of the open hotels since

     March 1998.

          As a result of the failure of the other parties to the Hotel Management Agreements to deliver to the Company physical control and practical management power over two open hotels, and their notice to the Company that renovation or construction of five other hotels was deferred and being reviewed, the Company began negotiations with those parties over the status of the Hotel Management Agreements. In November 1998, the Company reached a settlement, described below, terminating the Hotel Management Agreements and all then existing Hotel Operating Contracts, and exchanging mutual releases of related obligations. The Company received $450,000 cash, was returned 700,000 shares of its Common Stock, retained $1,625,000 in payments of management fees and loans, and the other parties took over other obligations of the Company's hotel management operation estimated at about $350,000. Consequently, as of November 4, 1998 the Company had no active hotel management or operation business. The Company intends to resume its hotel operating activity in the future.

          Until March 1998 the Company was for accounting purposes deemed a development stage company. Receipt of revenues, primarily from hotel management operation, technically ended that status. However, the Company's operations are still subject to all of the risks inherent in the establishment of new business enterprises, including the need to obtain financing, lack of significant revenues, unreliability of sources of supply and the uncertainty of market acceptance of its products and services. The Company has incurred losses since inception. From March, 1996 to June, 1997 the Company did not have any revenues. During the year ended June 30, 1998 the Company had revenues of $649,620 primarily attributable to the commencement of its hotel management operations in January 1998 under then existing Hotel Operating Contracts. The Company's accumulated deficit at June 30, 1998 was $22,492,210 (which included $6,823,876 of non-cash compensation charges related to the value attributed to stock options and warrants issued by the Company). Furthermore, as a consequence of the settlement of the Hotel Management Agreements, for accounting purposes the Company recorded a write down of assets of $4,200,000, including a $2,400,000 loss relating to (i) the difference between the stock price on the date the stock was issued and the stock price on the date of the settlement and (ii) the value of the stock retained by FEC as part of the settlement.

          The casino and hotel project in Sakhalin requires the Company to obtain substantial financing to progress further. In September 1998 the Company entered into a letter of intent with JSC Rosneftegazstroy ("RNGS"), which is a large Russian construction company. That letter of intent may lead to RNGS guaranteeing the financing of the full cost of a turnkey construction contract on the Company's Sakhalin Project, for which RNGS would be the major subcontractor. The letter of intent also contemplated joint development of a start-up hotel management business in the Russian Federation and the Commonwealth of Independent States through a RNGS management subsidiary to be acquired by the Company. The consummation of any of those transactions is still conditional on substantial further negotiations and agreements with RNGS and others. If fully consummated as described in the letter of intent, the Company would arrange for RNGS to obtain a 51% interest in the Sakhalin Project in consideration of the guarantee, and the Company would issue 3,000,000 shares of the Common Stock for the acquisition of the start-up hotel management Company. For three years the 51% interest in the Sakhalin Project could be exchanged at the option of the Company or RNGS for the Company's issuance of additional shares of Common Stock which, together with the three million shares previously issued would give RNGS 51% of the Common Stock of the Company to be thereupon outstanding. This letter of intent is described below in more detail.

          The Asian countries where the Company formerly managed a hotel and formerly sought to manage more hotels, the Russian Federation where the Company has the Sakhalin Project, and Japan (which is a significant potential source of gaming visitors to Sakhalin), are all currently having significant economic problems. Some are having significant political, social and governmental problems. These problems are generally regarded as an over-all "Asian Crisis", although circumstances vary from country to country. The "Asian Crisis" substantially reduced tourist use and business use of all the hotels the Company had managed or sought to manage in Asia. The Company's related fees and fee structure, which was largely based on percentages of gross revenue and profit, was adversely affected by this fact. The situation in the Russian Federation has delayed and might further delay, or even prevent, financing, construction and operation of the Sakhalin Project.

                              DIVISIONAL OVERVIEWS

     Casino Division

          The Company's subsidiary and joint venture are currently operating one temporary gaming casino in Suriname and one open and operating casino in Budapest, and the Company anticipates eventually operating the casino in the Sakhalin Project, if and when that project is built. The Company is also seeking to operate, or acquire interests in, other casinos outside the U.S. The Company has one officer (Mr. David Hartley) and 205 employees engaged directly in casino operations.

          The Company's joint venture Suriname casino currently under construction will occupy two leased floors, totaling about 20,000 square feet, in the Plaza Hotel, which is a downtown hotel in the capital city. The casino will have about 20 gaming tables, 161 slot machines and a 50-seat restaurant. The temporary casino there is currently fully operating, and the permanent one is projected to be completed and operational by January 1999. There are other casinos in the capital city, but only one competes for the same gaming clientele. Other casinos in the region compete with the Suriname casino for an international clientele.

          The Suriname casino is being constructed by the Company pursuant to an agreement with a local company that owned the casino license, and the casino license is now held by a local joint venture company owned 50% by the Company. The joint venture company entered into a Suriname Casino Management Agreement in April 1998 for the Company to operate the Casino for fifteen years at a base fee equal to 3% of gross revenues calculated on an annual basis and payable monthly, plus an incentive fee of ten percent of gross operating profits. The joint venture company leased the casino premises from the hotel owner, its joint venture partner for fifteen years beginning February 1998 for $200,000 per year, subject to locally based escalation.

          The Budapest casino was acquired in September of 1998 when the Company's subsidiary Dorsett Hotels and Resorts, Inc. ("Dorsett Hotels") acquired the 95% interest in the equity of Roulette Kft. ("Roulette"), the local company that owns rights to the casino, and various obligations of Roulette to others. On the September 1998 closing of the acquisition the Company issued to the Roulette stockholders 17,857 shares of the Company's Common Stock (at a value of $7 per share), subject to additional shares being issued to make up any then short-fall in value from $125,000 if the market price for shares in February 1999 is less than $7.00. Further shares with a market value of $225,000 will be issued when the gaming license is renewed when it expires in November 1999. The Company issued 7,143 shares and paid $45,000 to a consultant. At June 30, 1998 the Company had paid $100,000 to the former stockholders as a deposit towards the purchase, and had loaned $667,000 to Roulette. The Company entered into agreements to manage the casino.

          The Company's Budapest Casino occupies about 5,000 leased square feet in the downtown Beke Radisson Hotel. The casino is in full operation and has about 11 gaming tables and 20 slot machines. The lease and the casino gaming license expire November 1999 and are not assured of renewal. This casino has been marginally losing money since the Company assumed management in April 1998 through August 1998. The Company anticipates it will be profitable for the fiscal year ending June 1999. There are several other casinos in Budapest that compete for the same gaming clientele.

     Hotel Management Division

          Until November 1998 the Company had one officer (Mr. Michaelsen) and three employees engaged directly in hotel management and had hotel operating contracts on three open hotels, only one of which it actively managed (the Dorsett Regency Hotel in Kuala Lumpur, Malaysia). Through June 30, 1998, the Company had earned fees for managing these three hotels totaling $640,000. The Company's management office was located in leased offices in Kuala Lumpur. Mr. Michaelsen was previously employed by Dorsett International and held an employment contract with the Company. If the Company had undertaken further hotel management it would have required further subordinate personnel.

          When the Company settled and terminated its Hotels Management Agreements in November 1998 various obligations related to its hotel management operations were taken over by others.

     Initial Entry into the Hotel Managing and Operating Business Under Hotel Management Agreements; Current Status.

          To make its initial entry into the hotel management and operating business, from mid-1997 and into early 1998 the Company entered into two agreements (as amended, the "Hotel Management Agreements"). One was with Dorsett Hotels and Resorts International Ltd. ("Dorsett International") and one with Far East Consortium International Ltd. ("FEC"). Under the agreements the Company was granted the right (directly or through a subsidiary) to be exclusive manager and operator of three particular hotels then open, and five others then to be opened, and to do so pursuant to long-term contracts ("Hotel Operating Contracts") to be entered into with the owners of the various hotels. The Company's "Hotel Management Division" held Hotel Operating Contracts, all dated January 28, 1998 and with
     20-year terms for four existing hotels with a total of about 1,300 rooms. These hotels were in Kuala Lumpur, Malaysia; Bali, Indonesia; Dallas, Texas; and Melbourne, Australia. The Company commenced active management only of the Dorsett Regency Hotel in Kuala Lumpur, Malaysia, and received the regular fee rates for its management. The owners of the other hotels did not deliver physical possession of those hotels or the practical power to manage those hotels. Commencement of the Company's management of the Dallas Grand Hotel, which was fully open and operating but in need of repair, was deferred pending final plans for renovations.

          In July 1998 FEC paid the Company $500,000, which the Company treated as a loan to be repaid in six months together with interest at a rate of prime plus 1%. In the alternative the principal and interest could have been repaid by way of offset against management fees for the Kuala Lumpur, Dallas, and Melbourne hotels, which latter two hotels FEC has not yet delivered for management by the Company. In July 1998 FEC paid the Company a further $500,000, which the Company booked as a loan also to be repaid in the future or offset against future management fees.

          The Hotel Management Agreements granted management rights to four unopened hotels. None of the unopened hotels was then under construction. They were (i) the Dorsett Plaza Hotel, an about 180-room hotel in Edmonton, Canada that was formerly scheduled to open in 1998, and (ii) three other hotels in Asia with a proposed total of about 550 rooms, formerly scheduled to open in 1999.

          The status on signing the Hotel Management Agreements and, prior to the settlement on November 4, 1998, of the three groups of hotels mentioned above is summarized as follows:

     Opened
     ------
     Dallas Grand Hotel*            +       Dallas, Texas, U.S.A.
     Rockman's Regency*             +       Melbourne, Australia
     Dorsett Regency*               +       Kuala Lumpur, Malaysia

     Formerly Scheduled
     To Open in 1998
     ---------------

     Dorsett Regency                +       Bali, Indonesia
     Dorsett Plaza*                 +       Edmonton, Alberta, Canada

     Formerly Scheduled
     To Open in 1999
     ------------------

     Dorsett Court         x        Seremban, Malaysia
     Dorsett Court         x        Ankor Wat, Siem Riep, Cambodia
     Dorsett Hotel         x        Phuket, Thailand

     *Hotels subject to FEC Hotel Management Agreement. All others are subject to the Dorsett International Hotel Management Agreement.

     A + indicates the Company had a Hotel Operating Contract; an x that it does not.

          Prior to November 1998 the owners of all the unopened hotels advised the Company that plans to open these hotels were under re-examination and, more particularly, each was generally in the following status. Scheduled conversion of an office building for the Dorsett Plaza Hotel in Edmonton, Canada (which was to be a downtown commercial hotel) had not been commenced, although the owners advised the Company that they were evaluating financing proposals. Owners of the Dorsett Court Hotel in Seremban, Malaysia advised the Company that construction of that hotel (which is a golf resort hotel) may be soon commenced and may be completed by the end of 1999, but plans are not definite. Owners of the Dorsett Court Hotel at Ankor Wat, Cambodia (a resort or tourist hotel serving the famous ruins) and of the Dorsett Hotel in Phuket, Thailand (a beach resort hotel) told the Company that the construction of these two hotels had been indefinitely deferred.

     November 1998 Termination and Settlement

          In connection with the foregoing problems, the Company had negotiations with the owners of the hotels, Mr. David Chiu (who was represented to the Company as having been the sole stockholder in Dorsett International) and with representatives of the parties (the "HMA Parties") to the Hotel Management Agreements. A successor to Dorsett Hotels and Resorts International Ltd. was that party in the case of the four hotels in Indonesia, (Seremban) Malaysia, Cambodia and Thailand. Far East Consortium International Ltd. was that party in the case of the four hotels in Malaysia (Kuala Lumpur), Australia, Canada and Texas.

          On November 4, 1998 the Company entered into a settlement agreement (the "November Settlement Agreement") with the HMA Parties, Far East Consortium (M) Limited, their subsidiaries and Mr. Chiu. Pursuant to that agreement the Company was paid $450,000 cash, was returned 700,000 shares of its Common Stock and retained $1,625,000 theretofore paid the Company as management fees or loans. Various obligations related to the hotel management operations were taken over by the other parties. CCA and the other parties to that agreement waived all claims and matters between them and rescinded agreements between them. Consequently, as of November 4, 1998 the Company had no active hotel management or operation business. The company intends to resume its hotel operating activity in the future.

     Original Acquisition of Hotel Management Division

          The Company had entered into the Hotel Management Agreement ("HMA") with Dorsett International on October 2, 1997. It was subsequently amended through January 28, 1998 (as amended, the "Dorsett International Hotel Management Agreement"). Under that agreement the Company (i) paid Dorsett International $1,000,000 upon or after execution of the original Dorsett Hotel Management Agreement, and (ii) beginning on the commencement of management of the Dorsett Regency hotel in Bali, Indonesia under the Company's Hotel Operating Contract, and until January 28, 2000, agreed to grant Dorsett International "rights" to purchase up to an aggregate 800,000 shares of the Company's Common Stock. The 800,000 shares were to be issued in the following amounts for, and upon delivery of, a duly executed and legally enforceable Hotel Operating Contract for each of the following hotels once opened and operating: 200,000 shares for the Dorsett Court Hotel, Malaysia, 300,000 shares for the Dorsett Court, Cambodia, and 300,000 shares for the Dorsett Hotel, Thailand. Dorsett International assigned to Mr. Chiu its rights to receive the cash payments and stock.

          The Company had entered into the Hotel Management Agreement with FEC on January 28, 1998. That agreement corrected and carried out aspects of the original Dorsett International Hotel Management Agreement. The Company
     (i) paid FEC $1,500,000 upon or after execution of the FEC Hotel Management Agreement, and (ii) agreed to issue 1,200,000 shares of Common Stock of the Company. The 1,200,000 shares were agreed to be issued in the following amounts upon the delivery of a duly executed and legally enforceable Hotel Operating Contract for each of the following hotels: 275,000 for the Dallas Grand Hotel, Dallas; 400,000 for the Rockman's Regency, Melbourne; 275,000 for the Dorsett Regency, Kuala Lumpur; and 250,000 for the Dorsett Plaza, Edmonton. All that stock was issued upon delivery of related Hotel Operating Contracts except for the stock identified to the Dorsett Plaza, Edmonton which was to be issued contingent on the opening and operation of the hotel.

          The Company thus paid a total of $2,500,000 and issued a total of 950,000 shares pursuant to the Dorsett International and FEC Hotel Management Agreements. The fair value of the shares issued to FEC was recorded by the Company at about $3.5 million, and the $1.5 million payment was allocated to the hotels, including $300,000 allocated to the Edmonton Canada hotel.

          On January 30, 1998, the Company acquired from David Chiu for $500,000 all the stock in four British Virgin Islands companies, including that of Dorsett International, as evidenced by four bearer share certificates. As a result of the acquisitions the Company also acquired rights to use the name "Dorsett" in the hotel business. (See "November 1998 Termination and Settlement" above.)

     Common Stock Aspects of Hotel Management Agreements

          The shares issued or issuable to the HMA Parties were for three years after issue, subject to contractual restrictions on transfer and to an irrevocable proxy which the Company has authorized be exercised by its Chairman, Mr. Charles Stein, and indefinitely thereafter were subject to the Company's "first option" to purchase any of the shares, exercisable within ten days after notice that the holder proposes to sell them. The first option was to purchase either at the reported Small Cap Nasdaq market price on the date of the notice of proposed sale (if the proposed sale is to be on the market), or the price under a bona fide offer submitted with the notice (if the proposed sale is pursuant to that offer).

     Other Agreements

          In August 1997 the Company entered into a two-year Casino Consulting Agreement with Star Casinos Limited ("Star") as consultant, primarily to obtain the services of Mr. David Hartley, who is an experienced casino consultant. He is now the full-time President of the Company's Casino Division. Star is owned and controlled by Mr. Hartley. The active term of the agreement began in October 1997 at a $250,000 annual salary paid direct to Mr. Hartley by the Company. In December 1997 the Company granted to Star Plan options to purchase 100,000 shares of Common Stock at $6.50 per share, reduced to $1.50 in September 1998. The options vest and become exercisable in 2 equal installments, on each succeeding October anniversary. If it has fully performed, at the end of the term of the Casino Consulting Agreement Star will be entitled to a $250,000 bonus. The agreement imposes non-compete and non-solicitation restrictions on Star for two years after the term.

     Sakhalin Project

          In August 1997 the Company entered into agreements to acquire all the stock of Sakhalin General Trading and Investments Limited ("SGTI"), a Cyprus company that holds 65% of the stock in Sakhalin City Center Limited ("SCC"). In December 1997 the Company acquired the stock in SGTI for 2 million shares of the Company's Common Stock valued for accounting purposes at $5.20 per share (or a total of $10,400,000) and in addition, advanced SGTI $3,000,000 primarily to be used for clearing the construction site and relocating the residents occupying the site. The Company's Common Stock price was $6.50 when the relevant agreements were first entered into, as well as when the stock was issued on December 12, 1997. SCC is a Russian Federation company that holds construction, development and operating rights to the Sakhalin Project. The Sakhalin Project is the construction and operation of an about 450-room hotel and casino in Sakhalin City on Sakhalin Island in the Russian Federation 25 miles from Northernmost Japan. No building has yet begun, but architectural plans have been prepared, the site has been cleared, and foundation construction bids are being negotiated. The currently estimated cost of completing the Sakhalin Project is about $100 million. The hotel and casino will be on a City-owned site (long-term leased to SCC rent free, with the option to buy) in the center of the regional capital City. The City and the Regional government agreed with SCC to issue it the requisite gaming license (renewable at the same time as the lease is renewable), not to issue a gaming license to any near-by new casino, and to maintain the small size of the three small other local casinos. The City and the Regional Government hold the 35% of SCC's shares not held by SGTI. The City also (i) agreed to grant certain tax relief, including relief from the City's 90% tax on gaming revenues, and (ii) to authorize a private airport terminal for the hotel's arriving visitors. The hotel and casino may accept US dollars, and may export dollars without exchange control. The casino is planned as a magnet destination for the regional gaming clientele. The City's international airport can be reached by direct and indirect flights from hub airports in Japan and Asia, and by a short hop from international airports and cities in Northern Japan. The local Sakhalin governments are expected to use their current oil-boom revenues to develop air and land connections so as to realize some of the Island's potential as a gaming, tax-free shopping, and mountain and ski resort.

          In view of the current conditions in the Russian Federation and Asia, the Company believes its undertaking of the Sakhalin Project is subject to many serious risks and contingencies. Many of these risks are inherent in a hotel and casino construction and operation specifically in the Russian Federation or in Sakhalin, or even in any such project abroad. Some risks result from the Company's lack of specific experience in construction, or from the nature of agreements or other arrangements for the Project. Currently, the economic and political situation in the Russian Federation appears to be even more unstable than it was last November 1997. The so-called "Asian Crisis" has continued to be highly volatile, and Japan, where much of the potential gaming clientele resides, has had an economic slow-down.

          In September 1998 the Company entered into negotiations with JSC Rosneftegazstroy ("RNGS"). RNGS is a very large construction company in the Russian Federation, generally viewed as the "privatized" main successor to the construction arm of the former government of the USSR. On September 23, 1998 the Company and the President of RNGS, on behalf of RNGS, executed and delivered a letter, designated a "letter of intent", expressing their intent to negotiate and enter into definitive agreements for certain transactions outlined in that letter. The execution and delivery of definitive agreements are subject to extensive further negotiations and many contingencies. The letter of intent provides for the Company and RNGS, until one gives notice to the other that the negotiations are ended, each to proceed in good faith and at is own respective expense to negotiate and draft definitive agreements with the terms set forth in the letter of intent, and such other terms as are customary for a transaction of this nature. Neither RNGS nor CCA has given such notice.

          The letter of intent provides more specifically as follows. The Company, RNGS, Roshotel Management Limited ("Roshotel Management"), and Roshotel International Limited ("Roshotel International") express their respective intentions, but not their obligation, to enter into definitive agreements for the transactions outlined below. The Company owns 100% of the capital stock in Sakhalin General Trading and Investments Ltd. ("SGTI"), which owns 65% of the capital stock of Sakhalin City Centre Limited ("SCC"), which in turn holds development rights to the "Sakhalin Project", a project to build and operate a hotel and gaming casino in Yuzhno-Sakhalinsk ("City") in the Sakhalin state ("Oblast") of the Russian Federation. The Company needs and seeks financing for the Sakhalin Project. The parties seek to combine their mutual expertise, opportunities and resources (i) to complete the Sakhalin Project, and (ii) to develop a hotel and casino management business in the Russian Federation and the Common wealth of Independent States. Roshotel Management has been formed by RNGS and Valmet International Limited ("Valmet") to develop that business. Roshotel International is an affiliate of RNGS formed to hold property interests related to that business, which RNGS will cause to retain Roshotels Management as its exclusive hotel manager. SCC will enter into a turnkey contract ("Turn-Key Contract") with a contractor for building and equipping the Sakhalin Project and for its delivery, tested and fully ready for first beneficial use. RNGS will be the favored subcontractor if its offer of a contract is substantially equal to the best other offer, and in any event, as guarantor of the financing, will have a right of reasonable disapproval of any other contractor. RNGS will directly guarantee when due on acceptance of delivery of the Project the repayment to the financing person of (or will itself provide all or part of) 100% of the cost of the TurnKey Contract. That financing is to be on substantially the most favorable terms as RNGS could obtain for itself if it stood in the place of SCC. The Company, Valmet and RNGS will jointly cooperate to negotiate that financing, the terms of which will be subject to the reasonable disapproval of either. No financing will be with recourse to the Company, but can be with recourse to SCC and its interest in the project, SGTI or its interest in SCC. When the financing of the TurnKey Contract is firmly bound and ready, RNGS will issue to the financing person RNGS's guarantee ("Financing Closing"). Thereupon, Roshotel International will be, as RNGS's designee, entitled to receive from SCC 51% of the capital stock in SCC to be then outstanding after such issuance, as full payment for the RNGS guarantee and all RNGS financing services. However, it is a condition to SCC's obligation to issue that 51% interest (and thus to issuance of the RNGS guarantee) that the regional government Oblast and the City Sakhalin agreements have agreed to reduce their combined percentage in SCC from 35% to 17% (as SGTI reduces its percentage to 32%), all without their changing the land lease, tax on gaming, or their other benefits provided for the Sakhalin Project. At the Financing Closing the Company will acquire from the stockholders in Roshotel International all the capital stock in Roshotel Management, in exchange for three million shares of Common Stock in CCA issued by the Company (the "Hotel Management Shares"). The Company would then merge Roshotels into the Company's Dorsett hotel division. At the Financing Closing a three-year put/call option will be granted pursuant to which the Company or RNGS may elect to exchange Roshotel International's 51% interest in SCC for such number of shares of the Company's Common Stock to be issued by the Company, as, when combined with the previously issued Hotel Management Shares, would equal 51% of the Common Stock in the Company to be then outstanding after such exchange. The Company's obligation to consummate the transactions contemplated will be subject to, among other things, the following being acceptable to the
     Company: (i) the Company's due diligence review of RNGS, Roshotel International and Roshotel Management; (ii) approval by the SCC stockholders of the reductions in their respective interest and the issuance of the 51% interest to Roshotels International; (iii) obtaining the Company stockholder and board approvals; (iv) execution of a definitive agreement and related documents, and satisfaction of all the conditions contained therein; (v) execution by SCC of a financing agreement with a financing person for the Project; and (v) receipt of a guaranty issued by RNGS to the financing person. The issuance of the guaranty by RNGS will be subject to, among other things, the following being acceptable to RNGS, Roshotel International, and Roshotel Management: (i) receipt of a financing agreement with a financing person on terms and conditions (including period, interest and amount) acceptable to RNGS; (ii) completion of an agreed budget for the Project's construction; (iii) receipt of license and permits that may be required under federal or local Russian law regarding the Project; (iv) RNGS's due diligence of the Company, its subsidiaries and SCC; (v) execution of a definitive agreement and related documents, and satisfaction of the conditions contained therein; (vi) satisfaction that the shares to be issued for Roshotel Management and to Roshotel International are not subject to unacceptable dilution through option, warrants or otherwise; (vii) agreement on management, officers and directors of the Company. The senior management is expected to include Mr. Dallas Dempster as President, Chief Executive Officer and Chief Operating Officer, and RNGS nominees.

          When the Company acquired the stock in SGTI, its subsidiary SCC and Sovereign Gaming and Leisure Ltd., a Cyprus company, already had a 1994 Construction Management Agreement (for Sovereign to manage the construction of the Sakhalin Project) and a 1994 Operation Management Agreement (for it to operate the Project). As part of the SGTI transaction Sovereign assigned both to the Company, along with Sovereign's other rights relating to the Project, and received 200,000 shares of the Company's Common Stock. The Common Stock was valued at $5.25 per share and thus the value attributed to the shares was $1,050,000. Consequently, the Company is currently the holder of the rights thereunder to manage the development and construction of the Sakhalin Project, and upon its completion to operate and manage it. Under the 1994 Construction Management Agreement, SCC is to pay to the Company an overhead fee of 5% of the estimated cost of the Project for its general office expenses and a management supervisory fee for overhead. The management supervisory fee is to be paid monthly over the construction period timetable, commencing when that timetable commences. If the construction period were to commence, the Company would be required to itself provide those services for those fees, to subcontract for those services, to assign or renegotiate the 1994 Construction Management Agreement, or take other related action or combination of actions. The local City and Regional Governments currently hold a 35% interest in SCC, and the Company anticipates possible broad negotiations with those stockholders if and when the Company proceeds to negotiate terms of its letter of intent with RNGS, or other matters. Sovereign agreed that, upon request of the Company, Sovereign would become construction manager, subject to agreement on reasonable compensation, not to exceed the lesser of 5% of construction costs or $5,000,000.

          The Sakhalin Project (other than its financing) has been managed by SCC in Sakhalin City, primarily by Mr. Valery Mozolevsky, who has had long-term employment with SCC and is experienced in the Project. The Company in August 1998 retained the services of an experienced project manager that will oversee and manage the project with Mr. Mozolevsky. If the Sakhalin Project substantially proceeds, SCC (and the Company) may have to substantially expand relevant management and staff, and obtain consultants and contractors in design, construction and management. Mr. Dallas Dempster was, and still is, one of two Executive Directors of SCC. Mr. Valery Mozolevsky was, and still is, the other Executive Director.

          On December 2, 1997, the Company issued to Mr. Brian Bryce (then a director of the Company) and Mr. Jay Haft (then a director of the Company), respectively, Plan options to purchase 300,000 and 200,000 of the Company's Common Stock at $6.125 per share. The options had previously been granted to them in August 1997 conditional on the stockholders of the Company approving the Company's entry into the new hotel and casino business, including the Sakhalin Project. That approval was obtained at the December 1997 meeting of the Company's stockholders. The options were granted to them in recognition of their services in obtaining the Sakhalin Project for the Company. On December 2, 1997 the closing market price of the Company's Common Stock was $6.50 per share. The value of these options was about $1.1 million on the Black-Scholes option-pricing model. Messrs. Bryce, Haft and James Stanton (the latter two both then directors) had also agreed that if the stockholders did not approve the Company's entry into the hotel and casino business they and Jasmine Trustees Ltd., an affiliate of Mr. Bryce's, would collectively reimburse the Company for up to $750,000 that might be incurred by the Company for the Sakhalin Project.

             Although Mr. David Chiu had not theretofore been associated with the Sakhalin Project, in October 1997 the Company entered into a Development Services Agreement with him for him to provide various services to the Project. That agreement provided that he (i) may receive 38 percentage points of the 65 percentage points of the Company's stock interest in SGTI, and (ii) grants him one share of convertible Preferred Stock of the Company with nominal dividend rights and liquidation value. The share of Preferred Stock was to be convertible into 1,500,000 shares of Common Stock of the Company only if and when he timely procures loan financing for the Sakhalin Project acceptable to the Company. The stock interest in SGTI is also to be transferred upon fulfillment of that condition. The shares of Common Stock would be subject to the same kind of restrictions on transfer, irrevocable proxy and first option as the shares issued under the Hotel Management Agreements. As of August 1998, the Development Services Agreement has expired.

     Food Preservation Technology

          The Company has been developing and seeking to exploit a product that extends the life of harvested fresh fruits, vegetables and flowers. The product is made in granules used to absorb gases that would otherwise accelerate ripening. The granules are in packets that are put in confined storage or transport spaces, or are in filters that are put in the cooling or ventilation systems for those spaces. The Company believes it has made sufficient exploitation plans, and has done sufficient marketing studies and testing of its current product, Preservit(Trademark), and of like products, to have substantially completed pre-sales development for Preservit(Trademark). The Company believes that its product is substantially ready for initial market entry. The Company's exploitation plans for this type of product had called for initial market entry and continuing marketing efforts to be made by close co-operative analysis of a particular potential customer's operations, and by specific demonstration of the product's benefits. While use of such a product is not complicated, these marketing plans also called for the Company to help assure its proper on-site use by providing on-site use supervision. The Company has stopped building these market-entry techniques and on-site capabilities for what it had called its "Preservit(Trademark) Program" style of marketing in the U.S. and Canada. In view of the cost of the Preservit(Trademark)Program, the Company is reconsidering the necessity for these techniques and capabilities. Abandonment of its prior similar product had delayed market entry of any product. One factor formerly delaying market entry of such a product was the need for certain regulatory action, primarily a finding by the U.S. EPA that the incidental generation of carbon dioxide did not classify the product as a pesticide. That finding has been substantially obtained. The Company has become aware that commercial use of Preservit(Trademark) in the United States does not currently require other material regulatory approvals.

          The Company believes there are other products comparable to Preservit(Trademark)and competitive with it. The Company has become aware that Extend-A-Life Systems, a subsidiary of Agway, has begun some trade advertising for a similar product. The Company does not expect to benefit from any U.S. patent on Preservit(Trademark), and there is none. The Company is not aware of any U.S. patent (or any other patent) infringed by manufacture, sale or commercial use of Preservit(Trademark), and is not relying on any patent to exclude others from manufacture, sale or use of any such other product. The Company would not currently have the financial resources to engage in patent litigation, which is often very prolonged and expensive.

          The Company's Preservit(Trademark)business involves substantial risk. Preservit(Trademark)has not been accepted as commercially viable in significant actual use, or otherwise successfully exploited. It may not be successfully exploitable with or without supplemental services or products, and, although tested acceptably to the Company in controlled conditions on various food products, may not function satisfactorily in actual use in specific applications or with specific food products.

     Acquisition of Preservit(Trademark) Rights

          Preservit(Trademark)replaces another similar product, Conserver21(Trademark), which the Company had previously brought to its market-entry stage. Problems with the packaging and pricing of the prior product by its foreign manufacturer forced the Company to end its exploitation plans for that product and to terminate the distribution agreement through which it held distribution rights to that product. Meanwhile the Company identified "Preservit(Trademark)", then manufactured in France but without significant market acceptance there, as a replacement product. The Company has come to the conclusion, and still believes, that Preservit(Trademark)is commercially similar to its prior abandoned product, that it is equally efficacious, and that it would satisfactorily substitute in the Company's existing exploitation plans, or in adapted plans.

          The Company does not currently directly hold or own any rights to Preservit(Trademark). It holds an option to purchase the 51% interest held by Conserver Purchasing Corporation ("CPC") in Atmos Concepts S.A. ("Atmos"), a French manufacturer and patent holder.

          The Company's option is to acquire from CPC its 51% stock ownership in Atmos for the same price CPC paid the Atmos stockholders to acquire 51% of the Atmos stock. That price was $1,650,000, payable $650,000 in cash to Atmos to discharge existing obligations and the balance, to the Atmos stockholders, in the Company's Common Stock valued at $1,000,000 contingent upon delivery of patents on the Atmos product. In October 1998, the Company's Common Stock was issued but not delivered to the Atmos stockholders. The Company's Common Stock is being held by the Company to secure CPC and the Company against breach of the same warranties as were made by Atmos and its stockholders to CPC. CPC has asserted that those warranties have been breached because, among other things, the debt and other obligations of Atmos exceed the limits warranted. Consequently, the Company does not currently plan to exercise its option to acquire CPC's 51% interest in Atmos.

          In December 1997 and February 1998 the Company loaned CPC a total of $650,000 for its use in discharging the Atmos debts and obligations, and through June 30, 1998 loaned CPC an additional $970,000 for inventory purchases, overhead requirements and for the discharge of additional Atmos obligations, bringing the total loans made to CPC to $1,620,000. If the Company does not exercise its option to acquire 51% of the Atmos stock, CPC would likely be unable to repay these loans, except possibly from any available proceeds from sale of its stock in Atmos or of the partially developed business, which currently has a high level of uncertainty. Consequently, the Company established a reserve equal to the full amount of the $1,620,000 loans made to CPC.

     Preservit(Trademark)Plant

          In August 1998 the sole plant formerly manufacturing Preservit(Trademark), together with ten tons of inventory of Preservit(Trademark), was moved from France to a rented site in Kent, England. A long-term lease is currently being negotiated. The relocated plant has not been actually operated. The Company believes that attaining normal production is not difficult, and can be promptly achieved when needed. However, any sustained delay in normal production, any unanticipated costs, or any material incapacity of the plant could adversely affect market entry of Preservit(Trademark).

     Previous Financings of Food Preservation Technology Division

          From March to November 1996 the Company raised the capital necessary for its initial business development in food preservation technology through debt and equity private offerings. In June 1997 the Company completed an underwritten initial public offering, largely on the basis of its prospective exploitation of its food preservation technology. It received in the offering net proceeds of approximately $10,306,000 from the sale of 2,530,000 shares of its Common Stock at a per share price of $5.00. At June 30, 1997, approximately $2,130,000 of the proceeds from the initial public offering had been used for general business purposes, including a $1,000,000 loan to the manufacturer of Conserver21(Trademark)under the related distribution agreement, and the repayment of principal and interest under an unrelated $1,000,000 convertible debenture of the Company. During the year ended June 30, 1998, about $6,477,000 of the proceeds from the initial public offering were used for general business purposes, including payments for the retirement of all other convertible debentures of the Company (in the amount of $385,000) and the above-noted advances of $1,620,000, made to CPC relating to Preservit(Trademark). The Company did not use directly for its food preservation technology business any part of the proceeds of its subsequent November 1997 Private Offering.

     Current Status of Food Preservation Technology Division

          During the year ended June 30, 1998, the Company incurred a total of $377,000 in marketing and sales expenses primarily for its food preservation technology business. If the Company begins actual market entry of Preservit(Trademark), the Company anticipates having to make significant related marketing and selling expenditures during the 12 months thereafter. These expenditures would be largely for inventory purchases, warehousing, shipping, and hiring of additional employees and consultants, all as Preservit(Trademark)begins and proceeds with any market entry. The Company might experience a significant increase in the number of employees or consultants as it implements market entry with or without its on-site service concept. This increase and the attendant cost cannot be estimated at this time. Management would seek to phase in such a work force increase to coincide with such sales as appear to have the potential to generate sufficient revenues to help offset related costs. No operating revenues are anticipated from Preservit(Trademark)until such time, if ever, as the Company can actually begin selling significant quantities of Preservit(Trademark). Even if substantial sales can be made, they will be made beyond the period in which many of the above expenditures will be made. Right after the Company began minimal actual market entry of Conserver21(Trademark), the Company had only nominal sales or orders for that comparable product. Although the Company believes the pre-sales development stage for Preservit(Trademark)has been completed and it is substantially ready for market-entry if the Company decided to begin market entry for Preservit(Trademark), it is not clear when or whether the Company can reach even nominal initial sales or orders, implement its business plans, or operate profitably with Preservit(Trademark). The Company estimates that almost all its available cash reserves and foreseen future cash will be allocated to other uses, and after such use would not be sufficient to permit it to begin market entry, or to itself further continue the Preservit(Trademark)business. Thus, any continued operation or expansion of that business by the Company would likely be dependent on the Company's ability to obtain additional financing specifically for the food preservation technology business. As a consequence of the Company's current lack of allocated funds to itself undertake market entry and development of Preservit(Trademark), and its current limited ability to obtain financing, the Company is considering various alternatives. These include possible joint venture (whereby the Company might manufacture and package Preservit(Trademark), but it would be marketed by others), other various arrangements, and even sale of the Preservit(Trademark) partially developed business.

          In early 1998 the Company terminated its distribution agreement with the manufacturer of the Company's former food preservation product largely because of breaches and failures by the manufacturer. Under that agreement the Company had loaned the manufacturer $1,000,000 and the Company believes it might have been required to loan the manufacturer $500,000 more but for the termination. The $1,000,000 loan was repayable over three years by offset against the Company's purchase of the former food preservation product over that period. The Company believes that the loans may not be repaid, due to the manufacturer's financial condition and possible disputes over the termination, none of which has yet been asserted by the manufacturer. In May 1997, delivery of the initial $500,000 of the loan to the manufacturer was advanced on behalf of the Company by Mr. James V. Stanton, a director and Vice-Chairman of the Company, at an interest rate of 10% per annum. In June 1997, the Company repaid the $500,000 loan, together with accrued interest of $5,000, from the proceeds of its initial Public Offering. During the ten months ended June 30, 1997, the Company established a reserve equal to the $1,000,000 loan to that manufacturer.

     Insurance

          The Company currently maintains comprehensive general liability insurance with coverage of $1,000,000 per occurrence and umbrella insurance of $4,000,000 per occurrence. There can be no assurance that the Company's coverage will be adequate to protect the Company from all potential losses.

     Employees

          As of June 30, 1998, the Company had 219 employees, including its 6 executive officers.

     Segments/foreign operations

          See Note 14 to the consolidated financial statements.

     Available Information

          The Company files reports and information with the Securities and Exchange Commission pursuant to Section 13 or 15(d) of the Securities Exchange Act. These reports include quarterly reports (Form 10-Q), annual reports (Form 10-K) and sometimes periodic reports (Form 8-K). The Company also files its proxy statements and has filed a registration statement under the Securities Act of 1993 for a June 1997 public offering of its Common Stock. Its Commission File Number is 0-22191. The Company's June 6, 1997 Prospectus and its November 21, 1997 proxy statement contains substantial historical information about its business and proposed business as at the date of those documents. The public may read and copy materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW , Washington, D.C. Information on the operation of that room may be obtained by calling the SEC at 1-800-SEC-0330. Since the Company files its material electronically, the filed material may be obtained from the SEC's Internet site at http://www.sec.gov.

     Item 2.  Properties

          The Company maintains its principal executive offices at 3250 Mary Street, Suite 405, Coconut Grove, Florida 33133. This office space occupies approximately 4,300 square feet, and is subject to a 5-year lease, commenced October 1997, at monthly rental of approximately $7,800. Effective September 30, 1997, the Company terminated its month-to-month lease for its 1,000 square foot headquarters in an executive office suite in Coral Gables, Florida, at a rental of approximately $6,000 per month. The Company anticipated opening a small London office to replace it present facilities. The Company also maintains an office in New York at a monthly rental of $1,800 per month.

          The Company's Sakhalin project is managed from a small leased office space in Sakhalin city.

          The Company's hotel management office was in a small leased office space in Kuala Lumpur, Malaysia.

          The Company's casino properties are described in the above Divisional Overview for the Casino Division.

          The Company believes its existing facilities are adequate to meet current needs.

     Item 3.  Legal Proceedings

          There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their material property is subject. The Company knows of no such proceedings contemplated by any government authorities, or of any material legal proceeding to which a director, officer or affiliate of the Company or any owner of record or beneficially of more than 5% of its Common Stock (or any associate of any of the same) is a party adverse to the Company or any of its subsidiaries or in which any such person has a material adverse interest to the Company.

     Item 4.  Submission of Matters to a Vote of Securities Holders

          No matters were submitted by the Company to a vote of security holders, through the solicitation of proxies or otherwise, during the last quarter of the fiscal year ended 1998.

                                     PART II

     Item 5.  Market for Common Equity and Related Stockholder Matters

          Price Range of Common Stock. Since June 6, 1997 (the date the Common Stock was first listed), the Common Stock has been quoted on the Nasdaq SmallCap market under the symbol "RIPE". Prior to June 6, 1997, there was no market for the Company's Common Stock.

          The following sets forth, for the quarterly periods indicated, high and low per share bid information for the Common Stock reported by Nasdaq on the Nasdaq SmallCap market:

                            For the quarterly periods
                             beginning June 6, 1997
                            ending September 30, 1998

                                                High          Low

     June 6, 1997 - June 30, 1997           $   5 7/8        $  5
     July 1 - Sept. 30, 1997                    11              5.5
     Oct. 1 - Dec. 31, 1997                     11 5/8          5 1/8
     Jan. 1 - March 31, 1998                    8 13/16         4.5
     April 1 - June 30, 1998                    8               4
     July 1, 1998 - Sept. 30, 1998              4.125           1.25


     (The above prices reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions. Beginning in 1998 the Small Cap market began quoting on the decimal system.)

          Approximate Number of Security Holders. As of Novemver 15, 1998, the Company had about 775 registered holders of record of its Common Stock.

          Dividend Information. The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds and profits, if any, in the development of the Company's business.

          Sale of Unregistered Securities; Uses of Proceeds from Registered Securities. Information required by Item 701 of Regulation S-K (as to unregistered equity securities sold during fiscal 1997), and by Rule 46B of the Securities Act of 1933 (as to use of proceeds of a public offering) was previously reported in the Company's Report on Form 10-Q for the quarterly period ended March 31, 1998.

          The following information is furnished in connection with unregistered securities sold or issued by the Company since the filing of the Company's March 31, 1998 Form 10-Q:

     On September 14, 1998, 250,000 shares of the Company's Common Stock were sold for $2 per share to Parbhoes Handelmij NV, the Company's joint venture partner in its Suriname casino.

     On September 16, 1998, the Company issued unregistered shares of its Common Stock to the shareholders of Roulette Kft., ownership company of the Budapest casino, in accordance with the terms and conditions of the purchase agreement with Roulette. The following is a list of the shares issued:

                  Casino Bahia De Cadiz SA           16,917
                  Teresa Juste Picon                    940
                  Domosthenis Nassopoulos             7,143

     On September 30, 1998, 89,000 shares of the Company's Common Stock were issued to Maritime Services Corporation, the building contractor for the Suriname casino currently under construction. These shares were issued at a price of $2.25 per share or $200,250, which Maritime agreed to accept as consideration and payment towards its construction contract with the Company.

          The following information is furnished in connection with the Company's Initial Public Offering:

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

     The title of securities registered: Common Stock, $0.001 par value

     For each of securities registered, the amount registered: 2,530,000 shares (including underwriter's overallotment)

     Aggregate price of the offering amount registered: $12,650,000

     For each of securities, the amount sold: 2,530,000 shares (including underwriter's overallotment) Aggregate offering price of the amount of each securities sold: $12,650,000

     From the effective date of the Securities Act registration statement to the ending date of the reporting period, the amount of expenses incurred for the Company's account in connection with the issuance and distribution of the Securities registered: $2,344,000.

             Underwriters discounts and commissions           $ 1,075,250
             Expenses paid to or for underwriter              $   561,750
             Auditors Fees                                    $    85,000
             Legal Fees                                       $   280,000
             Printing Expenses                                $   233,000
             Miscellaneous Filing Fees and Other Expenses     $   109,000

     Such payments referred to above were not direct or indirect payments to officers, directors, general partners of the issuer or their associates, affiliates of the issuer or any person owning 10% or more of any class of equity securities of the issuer, nor were such payments referred to above direct or indirect payments to others.

     Net offering proceeds were:  $10,306,000

     From the effective date of the Securities Act registration to the end of the reporting period the amount of net offering proceeds used for any purpose for which at least 5% of the issuer's total offering proceeds, whichever is less, has been used were:

            Retirement of Convertible Debentures, together
              with accrued interest thereon                     $1,583,000
            Loan pursuant to Distribution Agreement             $1,000,000
            Advances to Conserver Purchasing Corporation        $1,621,000
            Acquisitions and General Business Purposes          $6,102,000

     Such payments referred to above were not direct or indirect payments to officers, directors, general partners of the issuer or their associates, affiliates of the issuer or any person owning 10% or more of any class of equity securities of the issuer, nor were such payments referred to above direct or indirect payments to others.

     Item 6.  Selected Financial Data

                          STATEMENT OF OPERATIONS DATA

                                                                 March 6, 1996 (Date       For the
                                                                   of Inception)       Ten Month Period
                                                                       Through               Ended             Year Ended
                                                                 August 31, 1996(1)     June 30, 1997(1)      June 30, 1998
                                                                 ------------------     ----------------      -------------
       Revenues                                                 $                 ___  $              ___   $         649,620
       Operating expenses:
          Marketing and sales                                                     ___              115,576            376,589
          General and administrative expenses                                 458,611            1,739,419          6,287,544
          Write down of inventory                                                 ___              355,800
          Write down in value of management contracts                             ___                  ___          4,200,000
          Compensation charges in connection with issuance
             of stock options and warrants                                    907,201            4,995,106            921,569
          Provision for bad debt                                                  ___            1,000,000          1,620,830
                                                                         ------------       --------------  -----------------
       Operating loss                                                     $(1,365,812)       $  (8,205,901)     $ (12,756,912)

       Other expenses:
          Interest income (expense), net                                      (21,259)            (356,166)           213,840
                                                                         ------------       --------------  -----------------
       Net Loss                                                           $(1,387,071)         $(8,562,067)      $(12,543,072)
                                                                         ------------       --------------  -----------------
       Net Loss per share of common stock - basic and diluted                   $(.32)         $     (1.83)       $     (1.37)
                                                                         ------------       --------------  -----------------
       Weighted average number of
          common shares outstanding                                         4,390,767            4,667,490          9,175,536
                                                                         ------------       --------------  -----------------

----------
            (1) The Company was incorporated on March 6, 1996 and initially adopted a fiscal year ending August 31. During the 1997 year, the Company elected to change its fiscal year end to June 30.

     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This Annual Report on Form 10-K contains forward-looking statements. Additional written and oral forward-looking statements may be made by the Company from time to time in Securities and Exchange Commission ("SEC") filings and otherwise. The Company cautions readers that results predicted by forward-looking statements, including, without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, capital needs, interest costs, and income are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements due to risks and factors identified from time to time in the Company's filings with the SEC, including those discussed in this Report, and other risks and uncertainties.

     Company Overview

         CCA Companies Incorporated was incorporated under the laws of the State of Delaware on March 6, 1996 as Conserver Corporation of America and changed its name on December 2, 1997. The active business of CCA Companies Incorporated (with its subsidiaries, the "Company") now is (i) operation and ownership of a gaming casino in Budapest and of a temporary gaming casino in Suriname, where a permanent casino is nearly completed, and (ii) development of a casino and hotel project in Sakhalin in the Russian Federation.

         The Company needs cash (i) to continue its basic operation; (ii) to complete the Suriname Casino so as to realize that casino's cash flow potential; and (iii) to pay any material expenses of continuing negotiations for the Sakhalin project and for maintaining its position in that project. The Company recently has been unable to raise adequate cash for all those needs by a sale of its securities or by other financing on terms acceptable to it. Largely as a result of the Company's need for cash, the report of independent certified public accountants covering the Company's certified financial statements for the year ended June 30, 1998 as contained in this Form 10-K contains a going concern emphasis paragraph. However, the Company believes it can meet its cash needs under certain conditions. For further discussion of the Company's cash needs and how it proposes to meet them, see "Liquidity and Capital Resources Summary" below.

         The Company's original principal business was food preservation technology. Exploitation of that business and development and market entry of the Company's principal product in that business is now being re-evaluated, possibly for a sale or joint venture of that business.

         After mid-1997 the Company entered into various agreements (i) to acquire and operate gaming casinos in Hungary and Suriname; (ii) to obtain (over about two years) eight hotel management operating contracts, mostly for hotels in Asia; and (ii) to build during the next two years and then to own and operate, a hotel and casino in Sakhalin, a Russian Federation island just North of Japan (the "Sakhalin Project").

         In September 1998 the Company acquired the fully operating casino in Budapest, Hungary. A Suriname casino, owned by a 50% joint venture of the company, is now operating as a small casino in temporary quarters in the hotel where the Company is completing a larger permanent casino for operation. The Company, with its joint venturer, has provided the joint venture entity with loans used to build, and to be used to complete and begin operating, the permanent casino by January 1999. The Company is also seeking to acquire, develop and/or operate other casinos abroad.

         Until November 1998 the Company held Hotel Operating Contracts for three open hotels with a total of about 1200 rooms, one of which was being actively managed by the Company. The Company had entered into Hotel Management Agreements providing for the Company to enter into future Hotel Operating Contracts to operate five other hotels. The Company had received operating fees for one of the open hotels since January 1998 and for two of the open hotels since March 1998.

         As a result of the failure of the other parties to the Hotel Management Agreements to deliver to the Company physical control and practical management power over two open hotels, and their notice to the Company that renovation or construction of five other hotels was deferred and being reviewed, the Company began negotiations with those parties over the status of the Hotel Management Agreements. In November 1998 the Company reached a settlement, described below, terminating the Hotel Management Agreements and all then existing Hotel Operating Contracts, and exchanging mutual releases of related obligations. The Company received $450,000 cash, was returned 700,000 shares of its Common Stock, retained $1,625,000 in payments of management fees and loans, and the other parties took over other obligations of the Company's hotel management operation estimated at about $350,000. Consequently, as of November 4, 1998 the Company had no active hotel management or operation business. The Company intends to resume its hotel operating activity in the future.

         Until March 1998 the Company was for accounting purposes deemed a development stage company. Receipt of revenues, primarily from hotel management operation, technically ended that status. However, the Company's operations are still subject to all of the risks inherent in the establishment of new business enterprises, including the need to obtain financing, lack of significant revenues, unreliability of sources of supply and the uncertainty of market acceptance of its products and services. The Company has incurred losses since inception. From March, 1996 to June, 1997 the Company did not have any revenues. During the year ended June 30, 1998 the Company had revenues of $649,620 primarily attributable to the commencement of its hotel management operations in January 1998 under then existing Hotel Operating Contracts. The Company's accumulated deficit at June 30, 1998 was $22,492,210 (which included $6,823,876 of non-cash compensation charges related to the value attributed to stock options and warrants issued by the Company). Furthermore as a consequence of the settlement of the Hotel Management Agreements, for accounting purposes the Company recorded a write down of assets of $4,200,000, including a $2,400,000 loss relating to (i) the difference between the stock price on the date the stock was issued and the stock price on the date of the settlement and (ii) the value of the stock retained by FEC as part of the settlement.

         The casino and hotel project in Sakhalin requires the Company to get substantial financing to progress further. In September 1998 the Company entered into a letter of intent with JSC Rosneftegazstroy ("RNGS"), which is a large Russian construction company. That letter of intent may lead to RNGS guaranteeing the financing of the full cost of a turnkey construction contract on the Company's Sakhalin Project, for which RNGS would be the major subcontractor. The letter of intent also contemplated joint development of a start-up hotel management business in the Russian Federation and the Commonwealth of Independent States through a RNGS management subsidiary to be acquired by the Company. The consummation of any of those transactions is still conditional on substantial further negotiations and agreements with RNGS and others. If fully consummated as described in the letter of intent, the Company would arrange for RNGS to obtain a 51% interest in the Sakhalin Project in consideration of the guarantee, and the Company would issue 3,000,000 shares of the Common Stock for the acquisition of the start-up hotel management Company. For three years the 51% interest in the Sakhalin Project could be exchanged at the option of the Company or RNGS for the Company's issuance of additional shares of Common Sock which, together with the three million shares previously issued would give RNGS 51% of the Common Stock of the Company to be thereupon outstanding. This letter of intent is described below in more detail.

         The Asian countries where the Company formerly managed a hotel and formerly sought to manage more hotels, the Russian Federation where the Company has the Sakhalin Project, and Japan (which is a significant potential source of gaming visitors to Sakhalin), are all currently having significant economic problems. Some are having significant political, social and governmental problems. These problems are generally regarded as an over-all "Asian Crisis", although circumstances vary from country to country. The "Asian Crisis" substantially reduced tourist use and business use of all the hotels the Company had managed or sought to manage in Asia. The Company's related fees and fee structure, which was largely based on percentages of gross revenue and profit, was adversely affected by this fact. The situation in the Russian Federation has delayed and might further delay, or even prevent, financing, construction and operation of the Sakhalin Project.

         For a detailed discussion and analysis of the Company's individual operating divisions, see "Divisional Overviews" in Item 1 of this report.

     Change in Fiscal Year

         The Company initially adopted a fiscal year ending August 31. During the 1997 calendar year, the Company elected to change its fiscal year end to June 30. Accordingly, the following discussion of the Company's results for the year ended June 30, 1998 is compared to the ten months ended June 30, 1997.

     Results of Operations

         The Company has a limited operating history upon which an evaluation of its performance and prospects can be made. During the period from March 6, 1996 to March 31, 1998, the Company's activities were primarily limited to organizational efforts and raising public and private capital to defray its organizational expenses and the development and initial implementation of its business plan for its food technology business. Commencing in August 1997, the Company's activities also included organizational and fund raising efforts relating to its entrance into the business of managing and owning hotels and casinos. From March 6, 1996 to June 30, 1997 the Company had no revenues. During the year ended June 30, 1998 the Company had revenues of $649,620 primarily attributable to the commencement of its hotel management operations.

             Results of Operations for the Year Ended June 30, 1998

          Net Loss. The Company incurred a net loss of $12,543,072 or $1.37 per share, for the year ended June 30, 1998. Included in the net loss for the year were (i) non-cash compensation charges of $921,569 recorded in connection with the value attributed to stock options and warrants issued by the Company, (ii) a $1,620,830 charge for provision of bad debt, (iii) general and administrative expenses of $6,287,544 and (iv) $4,200,000 write-down in the value of management contracts.

          Revenues. For the year ended June 30, 1998, the Company had revenues of $649,620, almost all of which ($639,740) were attributable to its signing in January 1998 hotel management operating contracts. The Company generated no revenues in prior fiscal periods.

          Compensation Charges. During the year ended June 30, 1998, non-cash compensation charges were $921,569 for the issuance of stock options to purchase 390,000 shares of Common Stock and of warrants to purchase 100,000 shares of Common Stock. The Company incurred $4,995,106 of charges for the ten months ended June 30, 1997 for the issuance of stock options to purchase 1,835,000 shares of Common Stock and of warrants to purchase 550,000 shares of Common Stock. This represents a decrease during the current period in the Company's utilization of the issuance of stock options and warrants as compensation payments.

          General and Administrative Expenses. General and administrative expenses, which included travel expenses, salaries and professional and consulting fees, were $6,287,544 for the year ended June 30, 1998 compared to $1,739,419 for the ten months ended June 30, 1997. This increase over the prior period resulted from increases in the Company's business activities for its food technology business, additional expenses incurred as a result of the Company's status as a publicly traded entity, and expenses incurred in exploring and entering the business of managing and owning hotels and casinos. The increase during the current period is primarily attributable to increases in payroll and consulting expenses of $944,542, legal and professional fees of $777,654, travel expenses of $798,596 and amortization of $342,578. In addition, the Company recorded a writedown of $554,262 related to construction in progress originally recorded on the acquisition of SGTI and the Sakhalin project.

          Marketing and Sales. During the year ended June 30, 1998, the Company incurred $376,589 in marketing and sales expense in connection with increased marketing and sales efforts for its food technology product after the completion of its initial public offering in June 1997. The Company incurred $115,576 in marketing and sales expenses for the ten months ended June 30, 1997.

          Write-down in value of management contracts. Subsequent to June 30, 1998, the Company entered into a settlement agreement with FEC, Dorsett and Mr. Chiu in which both parities withdrew from and released all of the above mentioned Hotel Management Agreements. According to the terms of the Agreement, FEC will keep 250,000 of the 950,000 shares of the Company's Common Stock originally issued to FEC. At June 30, 1998, the carrying value of the related assets was reduced to the fair value based on the terms of the settlement agreement, and accordingly, the Company recorded a charge of $4,200,000 to write down the carrying amount of the management contract agreements, trade names, and deposit on assets to be acquired. The charge is reflected in the accompanying consolidated statements of operations for the year ended June 30, 1998.

          Provision for Bad Debt. In December 1997 and February 1998 the Company loaned CPC a total of $650,000 for its use in discharging the Atmos debts and obligations, and through June 30, 1998 loaned CPC an additional $970,000 for inventory purchases, overhead requirements and for the discharge of additional Atmos obligations, bringing the total loan made to CPC to $1,620,000. Presently, the Company does not anticipate that it will exercise its options to acquire 51% of the Atmos stock, and CPC would likely be unable to repay these loans, except possibly from any available proceeds from sale of its stock in Atmos or of the partially developed business, which proceeds are likely to be less than the loans. Consequently, the Company established a reserve equal to the $1,620,000 in loans made to CPC.

          Interest Income. For the year ended June 30, 1998, interest income was $288,518, compared to $51,180 for the ten months ended June 30, 1997. This increase was due to additional cash being available for investment from the proceeds of the Company's public and private offerings.

          Interest Expense.For the year ended June 30, 1998, interest expense including amortization of debt discount was $74,678 compared to $407,346 for the ten months ended June 30, 1997. These amounts included non-cash charges related to the amortization of $60,328 and $252,000, respectively, on debt discount recorded for the value of Common Stock shares issued to convertible debentureholders. The decrease in actual accrued interest expenses from $155,346 during the prior period to $14,350 in the current period was the result of the repayment of certain outstanding obligations by the Company from the proceeds of its June 1997 initial public offering.

          Results of Operations for the Ten Months Ended June 30, 1997

          Net Loss. Net loss for the ten months ended June 30, 1997 was $8,562,067, or $1.83 per share. Included in the net loss for the period were (i) non-cash compensation charges of $4,995,106 recorded in connection with the value attributed to stock options and warrants issued by the Company, (ii) general and administrative expenses of $1,739,419, (iii) a $1,000,000 charge for provision of bad debt, (iv) interest expense of $356,166 (net of interest income), (v) a $355,800 write-down of Conserver 21(Trademark)inventory, and (vi) marketing and sales expenses of $115,576.

          Compensation Charges. During the ten months ended June 30, 1997, non-cash compensation charges were $4,995,106 for the issuance of stock options to purchase 1,835,000 shares of Common Stock and warrants to purchase 550,000 shares of Common Stock.

          General and Administrative Expense. For the ten months ended June 30, 1997, general administrative expenses were $1,739,419 and included expenditures consisting primarily of travel expenses, salaries and professional and consulting fees.

          Marketing and Sales. During the ten months ended June 30, 1997, the Company incurred $115,576 in marketing and sales expenses in connection with its preliminary marketing and sales expenses for Conserver 21(Trademark).

          Write-down of Inventory. Initial purchases of Conserver
     21(Trademark)packets by the Company have indicated certain manufacturing limitations in the packaging process of the Conserver 21(Trademark)packets, which management of the Company believes can be ultimately rectified. In light of these limitations and the unmarketablility of the inventory purchased, the

     Company wrote down $355,800 of its Conserver 21(Trademark)inventory during the ten months ended June 30, 1997.

          Provisions for Bad Debt. Under the terms of the Distributing Agreement, the Company advanced $1,000,000 to Agrotech as of June 30, 1997 which was repayable over a three year period as an offset against Conserver 21(Trademark)purchases by the Company in excess of the purchase of a minimum of $2,000,000 of Conserver 21(Trademark)products by April 1998 (the "Initial Volume Commitment"). The Company attempted to renegotiate the Distribution Agreement with a view to reduce the pricing arrangements regarding the Conserver 21(Trademark)packet and manufacturing arrangements so that all packaging is done in the United States. Due to the uncertainty that existed as to the outcome of the renegotiations of the Distributing Agreement, the Company's ability to exceed the Initial Volume Commitment for Conserver 21(Trademark) products based on the pricing levels and the anticipated renegotiated lower pricing level, and the manufacturing difficulties, management of the Company believed that achieving the Initial Volume Commitment necessary to offset the Company's purchases from Agrotech against the Agrotech Loan was remote. Accordingly, for the ten months ended June 30, 1997, the Company established a reserve equal to the Agrotech Loan. The Company terminated its Distribution Agreement with Agrotech during the fiscal year ended June 30, 1998.

          Interest Expense.For the ten months ended June 30, 1997, interest expense was $356,166, net of interest income of $51,180, resulting from interest accrued on the Company's convertible debentures and non-cash charges related to the amortization of $252,000 on debt discount recorded for the value of Common Stock issued to convertible debentureholders.

          Income Taxes. For the ten months ended June 30, 1997, the Company, for tax purposes, did not have any operations, or net operating losses. The Company's expenses were preoperating and therefore, are capitalized and will be amortized starting on the date operations commenced.

                Result of Operations for the period March 6, 1996
                     (date of inception) to August 31, 1996

          Net Loss. Net loss for the period from March 6 to August 31, 1996, was $1,387,071 or $0.32 per share. Included in the net loss for this period were (i) general and administrative expenses of $458,611 and (ii) non-cash compensation charges of $907,201 in connection with the value attributed to stock options and warrants issued by the Company.

          General and Administrative Expenses. For the period from March 6 to August 31, 1996, general and administrative expenses were $458,611 and primarily included expenditures of travel expenses, salaries and professional and consulting fees.

          Compensation Charges. For the period from March 6 to August 31, 1996, non-cash compensation charges were $907,201 for value attributed to the issuance of stock options to purchase 100,000 shares of Common Stock and warrants to purchase 325,000 shares of the Company's Common Stock.

          Interest Expense. For the period from March 6 to August 31, 1996, interest expense was $21,259, net of interest income of $8,741.

          Income Taxes. During the period from March 6, to August 31, 1996, the Company, for tax purposes, did not have any operations, or net losses. The Company's expenses are preoperating and therefore, were capitalized and will be amortized starting on the date operations commenced.

Liquidity and Capital Resources Summmary

          Due to its lack of available cash and its limited ability to obtain financing, the Company has been forced to suspend its market entry for Preservit(Trademark). The suspension of market entry plans for Preservit(Trademark)suspends the prospective substantial research, development and start-up expenditures that would have been required for such market entry. No substantial expenditures are associated with the suspension. Although the Company is considering seeking a joint venture or other transaction for resumption of that business, with another party financing the transaction, it has not identified any other such party. If the Company were able to sell the business, then the sale might produce some cash. The amount of such cash, if any, cannot be predicted.

          The Company's joint venture may soon complete the Suriname
     Casino, which, once fully open, is anticipated to provide cash distributions to the Company. The Company anticipates that as of November 30, 1998, the Suriname Casino will require about $1.5 million further cash over the next 3 months to complete it, which is to be funded by either the Company, its joint venture partner, or both. At November 15, 1998, the Company had funded its joint venture $4,000,000 for these purposes. In September 1998 the other joint venturer loaned the subsidiary $600,000 at a 3% per month interest rate. It was then agreed that all loans or investments made or to be thereafter made by the venturers would be repaid, together with interest, from the joint venture's cash available from net operating income and on a basis pro rata to the total of such loan or investment balances and accrued interest.

          The fully operating small Budapest casino should soon provide some cash distributions. In September 1998 the Company purchased 95% of the Hungarian company operating that Budapest casino. That casino has generated cash losses from April, when the Company undertook its management, to August 1998. However, by the end of August the casino had begun to operate near breakeven. The Company has received no cash distributions from the Budapest casino.

          While the Company has entered into a letter of intent with RNGS dated September 23, 1998 relating to the Sakhalin Project, that project is not expected to produce operating income for at least 18 to 24 months from that date. The negotiation of, and any favorable progress toward, definitive agreements under that letter of intent might increase the Company's ability to obtain cash for incidental interim financing, which might be secured by the Company's interests in the Project. Such progress would probably require the Company to make expenditures for travel, accounting, legal, expert and other related charges, and possibly substantial expenditures to bring the budget, design and construction plans to more final stages. If the agreement with RNGS is consummated, the Company's need for most or all of the cash for the construction phase might be fulfilled or obviated. In December 1997, the Company advanced $3,000,000 and issued 2,000,000 shares of its Common Stock as part of the agreement to purchase the 100% interest in SGTI, which in turn owns 65% of SCC, the Company directly developing the Project. As of June 30, 1998, the Company had advanced $3,421,000 as loans to SGTI for the development of the Sakhalin Project.

          At June 30, 1998 the Company had no debt for borrowed money, and little or no cash interest expenses. Consequently, interest payments are not material to the Company's cash position. (In 1997, the Company had repaid all its then outstanding debt obligations from the proceeds of its June 6, 1997 initial public offering. A significant portion of interest expense in the statement of operations are non-cash items for amortization of debt discount recorded for the value of Common Stock then issued in exchange for convertible debentures.)

          The November 1998 settlement of the Hotel Management Agreements ended all related payments, although the Company received a $450,000 cash payment in that settlement and retained $1,000,000. In addition, on December 3, 1998, the Company received $300,000 from two individuals for the purchase of 400,000 shares of Common Stock at the market value. The individuals were also issued warrants to purchase 200,000 shares of Common Stock at an exercise price of $1 per share. These cash payments were and are being applied primarily to urgent cash payment obligations arising from the overall operation of its businesses.

          Since July 1998 the Company has actively sought to raise cash through loans or sales of securities. It has been unable to do so on terms acceptable to it, but is continuing its efforts. The current financial condition of the Company, the current market price of its stock, the unresolved prospects of its business and future business prospects all have impaired the Company's ability to borrow or otherwise raise capital other than on disadvantageous terms. If the Company is not successful in obtaining additional financing for its operations, it will undertake to reduce its operating overhead, negotiate payment terms with vendors and attempt to obtain additional casino management contracts. However, there can be no assurance that the Company will be successful in accomplishing its objectives. Consequently, the report of the independent certified public accountants covering the Company's consolidated financial statements for the year ended June 30, 1998 contains a going concern emphasis paragraph.

          At September 30, 1998, the Company had a working capital deficit of $1.3 million, excluding liabilities which were relieved by the termination of the Hotel Management Agreements. The Company is seeking at least

     $3,000,000 in financing to meet the $1.5 million estimated cost commitment ($2,200,000 at June 30, 1998) to bring the Suriname Casino to full operation, to discharge current payment obligations, and for working capital. At September 30, 1998 the Company had approximately $495,000 cash or cash equivalents on hand. As of that date, its only predicted (but contingent) sources of cash were (i) about $150,000 to $200,000, per month anticipated from the operating profits of the temporary Suriname Casino. If funds can be made promptly available for remaining work, the permanent Suriname Casino might be open and operating by late February 1999. It is impossible to reliably predict what distributable cash flow that casino will generate. Nevertheless, the Company has previously projected for internal planning purposes a distributable cash flow of $300,000 in the first month after full operation, a 10% increase each month thereafter for 4 months, and then a leveling off.

          The Company believes the additional financing and cash sources, if realized, will provide adequate cash flow to maintain the Company's current operations for the next 12 months. As a result of the delinquent filing of this form 10-K, the Company was notified by Nasdaq of possible delisting from its 12(g) SmallCap Market Exchange. The Company has consequently written the Nasdaq Listings Hearings Director to explain the reason for delay in filing this report. If the Company were to become delisted it would have an adverse affect on the Company's ability to obtain the additional financing it is currently seeking.

     Prior Financing

          The Company was a development stage company through March 1998. The Company's activities since its inception in March 1996 have been primarily focused on raising both debt and equity financing (public and private), organizing and developing its food preservation technology business, and, since mid-1997, organizing and developing its hotel management business and casino business. The Company has incurred losses since its inception, and , as of June 30, 1998, the Company has yet to derive any substantial income from operations, except for about $640,000 from fees under hotel management contracts that commenced in January and March, 1998. The Company's accumulated deficit at June 30, 1998 was $22.5 million.

          From March 1996 through February 1998, the Company raised capital necessary for its business development through debt and equity private placements. In 1996 it had a private offering of Common Stock and convertible debentures in which it raised about $4.9 million. In June 1997, while the Company was developing its food preservation technology business, the Company completed an initial underwritten public offering (the "Initial Public Offering") in which it received net proceeds of about $10,306,000 from the sale of 2,530,000 shares of its Common Stock at a per share price of $5.00. At that time the Common Stock began being quoted on the Nasdaq SmallCap market and is still so quoted. In November 1997 through February 1998 the Company began and completed another private offering of Common Stock (the "1997 Private Offering") in which it received net proceeds of about $8.9 million from the sale of 2,044,763 shares of its Common Stock at $5.14 per share. The 1997 Private Offering was largely intended by the Company to raise cash for its initial expenditures for its new hotel and casino businesses. The Company's stockholders at a meeting in December 1997 approved entry into those businesses. As of June 30, 1998, the Company had spent all proceeds of the 1997 Private Offering directly for those initial expenditures.

          The Company's accumulated deficit at June 30, 1998 included $6.8 million of non-cash compensation charges related to the value attributed to stock options and warrants issued by the Company. The Company has historically made extensive use of options granted under its 1996 Stock Option Plan (the "Plan") and of non-Plan options and warrants. By November 30, 1998 the closing bid market price of the Company's Common Stock had fallen from a 1998 high of $8.813 to a new low of $.469 on November 10, 1998. On September 14, 1998 the Board of Directors and its Compensation Committee expressed their concern that during future critical times the Company might face problems with maintaining the loyalty and diligence of key personnel. The Board voted on such date to reduce the exercise price to $1.50 of all Plan and non-Plan options and warrants held by any then-current directors, officers or employees of the Company, and of persons associated with principal London counsel on such date. About 80,000 non-Plan options, 325,000 warrants and 1,502,500 Plan options for Common Stock were so affected. In addition, the Board voted to grant non-Plan and Plan options at market price to seven officers or directors to purchase 1.5 million shares. As a result of effecting the reductions and grants the Company estimates that it will incur an additional $750,000 in non-cash compensation charges in the fiscal year ending June 30, 1999.

     Year 2000 Impact on Business Operations

          Computers, software and other equipment utilizing microprocessors that use only two digits to identify a year in a date field may be unable to process accurately certain date-based information at or after the year 2000. The Company recognizes the need to insure that its operations will not be adversely affected by Year 2000 software failures. Software failures due to processing errors potentially arising from calculations using the year 2000 date are a recognized risk, and the Company is addressing this issue on several different fronts.

          The Company is in contact with its suppliers to assess their compliance. There can be no assurance that there will not be a material adverse effect on the Company if third parties do not covert their computer systems in a timely manner and in way that is compatible with the Company's systems. The Company believes that its actions with suppliers will minimize these risks.

          Through June 30, 1998, the Company has not incurred material expenses relating to Year 2000 compliance efforts and believes that the expenses associated with completing its Year 2000 compliance plans will not have a material adverse impact on the Company's operations and is not expected to exceed $50,000. Internal and external expenses specifically associated with modifying internal-use software for the Year 2000 will be expensed as incurred. The Company's current estimates of the amount of time and expenses necessary to implement and test its computer systems are based on the facts and circumstances existing at this time. Nevertheless, achieving Year 2000 compliance is dependent on many factors, some of which are not completely within the Company's control. Should either the Company's internal system or the internal systems of one or more significant vendors or suppliers fail to achieve Year 2000 compliance, the Company's business and its results of operations could be adversely affected.

          The Company uses a significant number of computer software programs and operating systems in its casino and internal operations, including applications used in financial business systems and various administration functions. To the extent that these software applications contain source code that is unable to appropriately interpret the upcoming calendar year "2000", some level of modification or even replacement of such source code or applications will be necessary. The Company is in the process of identifying the software applications that are not "Year 2000" compliant and anticipates completion of this process by September 1999. Given the information known at this time about the Company's systems, coupled with the Company's ongoing efforts to upgrade or replace business critical systems as necessary, it is currently not anticipated that these "Year 2000" costs will have a material adverse impact on the Company's business, financial condition and results of operations.

     New Accounting Standards

          In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Number 130 (SFAS 130) "Reporting Comprehensive Income." This statement, which is required to be adopted for financial statements issued for annual periods beginning after December 15, 1997, establishes standards for reporting and display of comprehensive income and its components in full set of general-purpose financial statements. At that time, the Company will be required to report total comprehensive income, an amount that will include net income as well as other comprehensive income. Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles have previously been reported as separate components of equity in the Company's consolidated financial statements. SFAS 130 will not have a material impact on the Company's financial statements since its requirements deal mainly with financial disclosures.

          In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Number 131 (SFAS 131) "Disclosure about Segments of an Enterprise and Related Information." This statement, which is required to be adopted for financial statements issued for annual periods beginning after December 15, 1997, establishes standards for the way that public business enterprises report information about operating segments in financial reports issued to shareholders. The Company has not yet determined the financial statement impact of SFAS 131.

          In June 1998, the Financial Accounting Standards Board Issues SFAS 133, Accounting for Derivative Instruments and Hedging Activities, SFAS 133 requires companies to recognize ALL derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in operations in the period of change. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

          Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on July 1, 1999 to affect its consolidated financial statements.

     Subsequent Events:

          Subsequent events are described in Item 1 of this report, above in this Management Discussion and Analysis and in the Company's consolidated financial statements included herein.

     Factors That Could Affect Operating Results

          This Annual Report on Form 10-K contains forward-looking statements. Additional written and oral forward-looking statements may be made by the Company from time to time in Securities and Exchange Commission ("SEC") filings and otherwise. The Company cautions readers that results predicted by forward-looking statements, including, without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, capital needs, interest costs, and income are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to the following factors, among other risks and factors identified from time to time in the Company's filings with the SEC.

     Food Technology Business

     . The Company was, for accounting purposes, in the development stage until March 1998. Its operations are still in fact subject to all of the risks inherent in the establishment of a new business enterprise, including the need to obtain financing, lack of significant revenues, reliability of sources of supply and the uncertainty of market acceptance of its business. The Company has not as yet derived any significant revenues from operations and has incurred losses since inception.

     . No operating revenues are anticipated from its food technology business until such time, if ever, as the Company can demonstrate the commercial viability of Preservit(Trademark). There can be no assurance whether or when the Company will successfully implement its business plan or operate profitably.

     . The Company believes that its proposed use of Preservit(Trademark)does not currently subject it to any material federal, state, or local regulatory approvals. There can be no assurance, however, that future regulatory approvals will not be required in the United States or Canada (where the Company anticipated will be the sites of any market entry), leading to unanticipated expenses and delays inherent in the regulatory process.

     . The Company has not undertaken any investigation as to the applicable requirements that may be imposed by regulatory agencies outside the United States. There can be no assurance that such legal restrictions in jurisdictions outside the United States will not result in a delay in the Company's ability to commercially develop the Preservit(Trademark)in those jurisdictions.

     . The Company has no orders for Preservit(Trademark)products, and there can be no assurance that potential customers will be willing to incur the costs of Preservit(Trademark), that Preservit(Trademark)will be contracted for by any supermarkets or other retailers, distributors or growers or, even if accepted by any such entities, that it will prove profitable or attractive to potential customers. In addition, there can be no assurance that other competing products will not be more economical or attractive to the Company's potential customers.

     . The Company has never utilized Preservit(Trademark)under the conditions and in the volumes that will be required to make Preservit(Trademark)profitable, and cannot predict all of the difficulties that may arise in connection therewith.

     . The Company's ability to operate its Preservit(Trademark)business successfully itself or with others will depend on a variety of factors, many of which are outside the Company's control, including competition, cost and availability of the product and changes in regulatory requirements.

     . Any market or initial marketing activities might have to be performed by its executive officers and advisors. To varying degrees, such persons have had prior experience in the food industry and marketing food products and services. However, none have had any experience with Preservit(Trademark)or in marketing that product. In order to market and sell Preservit(Trademark), the Company may need to maintain or retain a sales force with technical expertise in the food preservation and food transportation industries. There can be no assurance that the Company will be able to gain or obtain such expertise or that such marketing efforts will be successful.

     . There are several methods of food preservation commercially available that compete directly or indirectly with Preservit(Trademark). Many of the Company's potential competitors may have substantially greater financial, human and other resources than the Company as well as more experience in the marketing and selling of post-harvest life extension products. There can be no assurance that Preservit(Trademark)will gain commercial acceptance or establish any meaningful market share. Furthermore, any such market share, if and when achieved, could be lost or reduced by enhanced competition or the emergence of new and more effective preservation technologies.

     Hotel Business and Casino Business

     . The Company's current and future business plans with respect to the ownership and management of hotels and casinos are affected, in large part, by changes in conditions which favorably or unfavorably affect investments in those enterprises. Many of these conditions are beyond the Company's control and affect: (i) the ability of the Company to operate any hotels and casinos; (ii) competition from other hospitality and entertainment properties; (iii) changes in regional and local population and disposable income composition; (iv) unanticipated increases in operating costs; (v) legal restrictions as to the use of advertising typically utilized in marketing gaming operations; (vi) restrictive changes in zoning and similar land use laws and regulations or in health, safety and environmental laws, rules and regulations; (vii) the inability to secure property and liability insurance to fully protect against all losses, or to obtain such insurance at reasonable costs; (viii) the exercise of the power of eminent domain; (ix) seasonality; and (x) changes in travel patterns or preferences which may be affected by increases in gasoline prices, changes in airline schedules and fare, strikes, weather patterns and/or relocation or reconstruction of highways, among other factors. Given the rapid developments and changes in the hotel and casino industries, it is impossible to accurately predict future trends or changes in those industries or their effect on the Company. In particular, the success of the Company's Sakhalin Project is largely dependent on tourism from the active gaming populations of Japan, Korea, China and the Russian Federation. Although the economic viability of any of that project is at least in part based upon tourist incentives which would streamline the process of tourists entering the regions in which the Company plans to operate casinos for gaming in such regions, there can be no assurance that restrictions will not be imposed on gaming generally in the regions in which the Company plans to operate and/or on tourists entering such regions for gambling, which may adversely impact the Company's results of operations.

     . The collection of the casino receivables with respect to the projects from international customers could be adversely affected by future business or economic trends or significant events in the countries in which such customers reside. There can be no assurance that operating cash flows and results of operations will not be adversely impacted by any inability to collect receivables from high--end players. In addition, gaming debts may not be legally enforced in certain foreign jurisdictions or in certain jurisdictions within the United States on grounds that they are against public policy. Such unenforceability may have an adverse impact on the collectability of such receivables.

     . As a result of the Company's proposed expansion into the hotel and casino industries internationally, the Company's operations with respect to the proposed projects will be subject to greater risks inherent in international operations such as the possibility of the loss of revenues, property or equipment due to expropriation, nationalization, war, insurrection, terrorism or civil disturbance, the instability of foreign economies, currency fluctuations and devaluations, adverse tax policies and governmental activities that may limit or disrupt markets, restrict payments or the movement of funds or result in the deprivation of contract rights. The Company is subject to taxation in a number of jurisdictions, and the final determination of its tax liabilities involves the interpretation of the statutes and requirements of various domestic and foreign taxing authorities. Foreign tax authorities routinely examine foreign income tax returns of foreign subsidiaries, unconsolidated affiliates and related entities.

      . For factors affecting the Sakhalin Project, including the current economic climate in Russia, see Item 1, "Sakhalin Project".

          There can be no assurance that any of these risks will not have an adverse effect on the Company's results of operations.

     Item 7a. Quantitative and Qualitative Disclosure About Market Risk

          The Company held no material market risk sensitive financial instruments or interest therein, and held none at June 30, 1998. The Company's loans, payables, or receivables to or from others (including loans, payables or receivables to or from its subsidiaries or joint ventures) and the interest thereon, are all expressed as dollar obligations and payable in dollars.

          However, the Company's routine daily foreign operations are usually conducted in local foreign currencies. The Company is exposed to foreign currency exchange rate risk between the time foreign gaming revenue or other revenues are received and the time they are converted into dollars. The Company has not entered into any exchange rate protection arrangements.

     Item 8.  Financial Statements and Supplementary Data

     Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          In December 1997 the Company's principal independent accountant Richard A. Eisner & Company LLP resigned because the Company and its accountants believed that the Company's proposed entry into the international hotel and casino businesses required a principal accountant with more substantial and conveniently located international offices and resources. In April 1998 the Company retained BDO Seidman, LLP as its principal independent accountant. The decision to change accountants was approved by the Audit Committee and the Board of Directors.

                                    PART III

     Item 10.  Directors and Executive Officers of the Registrant

     Identification of Directors

          The Board of Directors is divided into three classes, the terms of which expire successively over a three-year period. At each annual meeting of stockholders, successors to directors whose terms expire at that meeting are to be elected for three-year terms. The current directors of the Company are as follows, except that in November 1998 Mr. Haft resigned as a director:

                                Class A Directors

     JAY M. HAFT, 62, has served as a director of the Company since October
          1996. Mr. Haft resigned in November 1998 and has not been replaced. A practicing attorney for over 25 years, Mr. Haft also serves as Chairman of Noise Cancellation Technologies, Inc., Extech, Inc. and Jenna Lane, Inc. He is a Managing General Partner of Venture Capital Associates, Ltd. and of Gen Am "1" Venture Fund, a domestic and an international venture capital fund, respectively. From 1989 until 1994, he was a partner at Parker Duryee Rosoff & Haft, counsel to the Company for its initial public offering, in New York, New York. He is currently of counsel to such firm. Since 1994, Mr. Haft has been a consultant and director to various public and private companies. He is a member of the Florida State Commission for Government Accountability to the People.

     DALLAS DEMPSTER, 57, was elected to the Board and also elected
          President and Chief Executive Officer on July 20, 1998. Since its inception he has been one of the two executive directors of the entity developing the Sakhalin Project, and is a founder of that project. From 1985 to 1991 Mr. Dempster was the Chairman and Managing Director of Burswood Resort Complex, of which he was the founder. Burswood is the largest tourist destination resort development in Western Australia, costing A$320 million, employing over 2,700 employees, and with revenues in excess of A$400 million. Between 1983 and 1990 he was Chairman of the Rottnest Island Authority on behalf of the Western Australia government. Mr. Dempster was principal project director and/or owner of substantial other property development projects in Sydney and Perth, a member of the Airline Deregulation/Committee, and a member of the Board of the Aboriginal Enterprise Company Limited. In March 1994 Mr. Dempster was fined A$4,000 for having violated the Australian Companies Code by counseling or procuring, or being directly or indirectly knowingly concerned in or party to, the making, by a bank officer, of a false book entry relating of the affairs of an Australian merchant bank. A person so found is automatically prohibited for five years from the management of a company in Australia. In October 1993 an Australian Court found that in 1986 Mr. Dempster failed to disclose to a co-venturer with his family company a payment to be made to him upon the co-venturer's withdrawal from the co-venture project. The co-venturer was awarded A$22 million judgment against Mr. Dempster and his family company. The family company had received A$50 million from the sale of the project several years after the withdrawal. The family company paid A$11 million in settlement, and in 1997 Mr. Dempster filed for voluntary bankruptcy in Australia, which has since been annulled on his reaching an agreed settlement of A$1.0 million. The Company has been provided with a legal opinion that under applicable Australian law the effect of the annullment of Mr. Dempter's bankruptcy is to retrospectively annihilate the bankruptcy and its consequences at law and to treat it as if it never happened (except that all acts done by the trustee or Court before the annullment shall be deemed to have been validly made or done).

                                Class B Directors

     JAMES V. STANTON, 66, has been Vice Chairman and a director of the Company since its inception in March 1996. From 1981 to 1988 he served as Executive Vice President of the Delaware North Company, one of the largest privately held food companies in the United States. Mr. Stanton has been an attorney since 1962 and a registered lobbyist in Washington, D.C. since 1988, and represented the 20th Congressional District of Ohio in the United States House of Representatives from 1971 to 1977, where he served on the Select Committee on Intelligence, the Government Operations Committee, and the Public Works and Transportation Committee.

     JONATHAN M. CAPLAN, Q.C., 47, elected a director in December 1997, is a barrister-at-law, practicing in the United Kingdom and was appointed Queens Counsel in 1991. Mr. Caplan specializes in various areas of work, including legal consultation and advisory work pertaining to financial regulations, Stock Exchange regulations, international law and media law. He practices principally in London and the Far East. Mr. Caplan is a director of ACE Editing Ltd., a UK company providing technical services to the television industry. He is also a member of the Educational Board of the Journal of Criminal Law, a fellow of the Royal Society for Arts in London.

          Mr. Caplan was formerly the Chairman of Public Affairs for the Bar Council of England and Wales.

                                Class C Directors

     CHARLES H. STEIN, 70, was the Chairman, President and Chief Executive
          Officer of the Company since its inception in March 1996 through July 20, 1998, after which he has been Chairman. From June 1994 until March 1996, Mr. Stein was a private investor and consultant. From October 1993 until June 1994, Mr. Stein was Chairman of HMI International Ltd., a Florida based wholesaler and retailer of resale products. From 1985 to 1987, he was President and Chief Executive Officer of Night Hawk Resources, Ltd. (Vancouver Stock Exchange) which was engaged in oil and gas exploration in Texas and Alaska. Prior thereto and from 1987, Mr. Stein was a private investor. Early in his career, Mr. Stein pioneered the concept of packing fresh orange juice in "milk-type" cartons, which concept was sold to Kraft Foods, Inc. From December 1968 to October 1983, Mr. Stein was Chairman and Chief Executive Officer of Hardwicke Companies Inc. (Nasdaq), which built, developed, or operated more than 50 restaurants (including Tavern on the Green, Maxwell's Plum, and Benihana), health spas, theme parks in North America, Europe and Asia (including Great Adventure in New Jersey), and duty-free shops. Prior to 1968, he was President and Chief Executive Officer of Kitchens of Sara Lee, the world's largest bakery, as well as a director, member of the Executive Committee, and a Vice President of Consolidated Foods Corporation (NYSE), the parent company of Sara Lee.

          The Company currently has authorized five directorships, one of which is vacant due to Mr. Haft's resignation. In 1997 the Company amended its Certificate of Incorporation to provide for a classified Board of Directors. The Company's Board of Directors is divided into three classes. Class A has two directorships, of which one is held by Mr. Dempster and one of which is vacant was held by Mr. Haft, whose terms will expire at the Company's annual stockholder meeting for 1998. Mr. Dempster was elected a director in July 1998 by the Board of Directors, to replace a director who had resigned. Class B has two directorships, now held by Messrs. Stanton and Caplan, whose terms expire at the Company's annual stockholder meeting for 1999. Mr. Caplan was elected a director on December 2, 1997 by the Board of Directors to replace Mr. Brian J. Bryce, who had resigned. Class C consists of one directorship, now held by Mr. Stein, whose term expires at the Company's annual stockholder meeting for 2000. Except for Messrs. Dempster and Caplan, stockholders elected all the directors in 1997 when the Company's stockholders first approved a classified board. At each annual stockholder meeting beginning with the 1998 annual meeting, the successors to directors whose terms will then expire will be elected to serve from the time of election and qualification until the third annual meeting following election and until their successors have been duly elected and qualified. Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, such class will consist of an equal number of directors. All stockholders of the Company's Common Stock are entitled to vote in elections for the directors of each Class.

     The Company has agreed that, for a period of five years from June 6, 1997, Janssen/Meyers Associates, L.P. ("J/M") may designate one person to be elected to the Board of Directors of the Company or, in the alternative, J/M may designate one person to attend all meetings of the Company's Board of Directors and to receive all notices of meetings of the Company's Board of Directors and all other correspondence and communications sent by the Company to members of its Board of Directors. Such designee may be an officer or director of J/M. If J/M's designee is elected to the Board of Directors, such designee will sit on the Company's Audit Committee. J/M has not designated an individual to serve in such capacity. J/M was the Company's underwriter in the June 1997 initial public offering.

     Identification of Executive Officers Who Are Not Directors

     DAVID A. HARTLEY, 51, has been President of the Casino Division since
          October 1997. Mr. Hartley has spent the past 20 years in the casino gaming industry. Originally trained as a Clinical Psychologist, he has had extensive experience in virtually all aspects of casino operations, from the Queen Elizabeth II cruise ship, to six London-based casinos. After serving as the Manager of the Ritz Casino Club in London, he was appointed Gaming Executive in charge of management development and training. He served in several positions at London Clubs International Ltd., where he was responsible for that company's expansion outside the United Kingdom. This involved researching and evaluating prospective markets, acquiring new casino licenses, and other related activity. Subsequent to that, he joined Regency Casinos Limited in 1992, where, until joining the Company, he held several positions, and was most recently Chairman. In this employment he negotiated a joint venture with Hyatt International Corporation to establish an international casino management company, and organized several international casinos. These included Regency Casino Thessaloniki, a US$120 million project, including a new hotel, which is the largest casino in Europe with gross gaming win approaching US$140 million. Also included was a Regency Casino Baku Azerbaijan, constructed within the Hyatt Hotel, at a project cost of US$15 million, including the hotel, casino, restaurants and business facilities, as well as the Mimosa Regency Casino, Philippines, with a project cost of US$5 million. Mr. Hartley has also been responsible for the establishment and planning and development strategy for several other casinos, including projects in Cape Town, South Africa and a second operation in Baku. Mr. Hartley is a hands-on manager with the background, experience, and knowledge of the casino industry in emerging markets.

     KAI W. MICHAELSEN, 50, had been President of Hotel Division since
          January 1998 until operations of that division were terminated in November 1998. Mr. Michaelsen began his hotel industry career in Germany. A position with Holiday Inn introduced him to main line Food and Beverage responsibilities. Recruited by Hyatt International Corporation, he spent several years in Asia in various operational capacities before being promoted to Corporate Director of Projects for Hyatt's rapid worldwide expansion in the late 80's and early 90's. He was responsible for the implementation of stringent quality and operation standards. He was involved in the development of the flagship "Grand Hyatt" hotels in Hong Kong, Taipei, Bangkok, Bali and Jakarta. From July 1991 to October 1994 he was a hotel operations consultant to P.T. Adhygaya Budaya in Indonesia. Mr. Michaelsen joined CDL Hotels International in November 1994 as Director of Technical Services where he set up operational guidelines, policies and procedures. He was part of the executive team which launched the "Millennium Hotel & Resorts" brand and worked on the buy-out of the Copthorne Hotels chain. In June 1996 he joined FEC to develop its hotel business.

     DOUGLAS C. RICE, 54, was appointed Vice President -- Corporate
          Development upon joining the Company in May 1996 and appointed Executive Vice President and Chief Operating Officer of the Food Technology Division in April 1997. Prior to joining the Company and from 1986, Mr. Rice was an independent food technologies consultant, during which time he provided advice and guidance for six years to the Charoen Pokphand Group, one of Asia's largest food producers, on the operations, financing, management and distribution aspects of business specializing in shrimp, fish and chicken products.

     GERALD M. BRESLAUER, 61, had been Vice President-Administration and
          Secretary of the Company since its inception until his employment ended in November 1998. From 1991 until he joined the Company in March 1996, Mr. Breslauer was an agent of The Equitable Life Assurance Society of the United States and the Equitable Variable Life Insurance Company and was a registered representative of Equico Securities, Inc. Mr. Breslauer is licensed to practice law in the State of New York.

     MILES R. GREENBERG, 41, was appointed Vice President and Chief
          Financial Officer upon joining the Company in September 1996 and appointed Senior Vice President on January 18, 1997. From 1994 until joining the Company, Mr. Greenberg served as Vice President and Chief Financial Officer of F3 Software Corporation ("F3"), a developer and marketer of electronic forms composition and automation software. From 1992 until assuming his positions at F3, he served as Controller of BLOC Development Corporation (former parent company of F3), a publicly held entity primarily engaged in the development, publishing and direct marketing of computer software and hardware products. From 1985 to 1992, Mr. Greenberg served as Vice President and Chief Financial Officer of The Levenshon Companies, Inc. and its affiliates, a diversified financial services company. Mr. Greenberg is a Certified Public Accountant formerly with KPMG Peat Marwick.

                          Compliance with Section 16(a)
                     of the Securities Exchange Act of 1934

          Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10 percent of any registered class of the Company's equity securities, to file with the Securities and Exchange Commission (the "SEC") and the Nasdaq Stock Market reports of ownership of the Common Stock of the Company. Reporting persons are required by SEC regulation to furnish the Company with copies of all such reports that they file. To the best of the Company's knowledge, during the period twelve months ended June 30, 1998, the initial reports and any amendments thereto of each of the Company's executive officers and directors were timely filed.

     Item 11.  Executive Compensation

          The following table sets forth the compensation awarded to, or paid to, or earned by, the Company's Chairman (now former Chief Executive Officer and former Chief Operating Officer) and one other ("Named Executive Officers") during the period March 1996 to June 30, 1998. No other executive officer of the Company serving as an executive officer on June 30, 1998 received a total salary and bonus of $100,000 for the periods specified. Accordingly, no information is reported for such persons.

                           Summary Compensation Table

       -------------------------------------------------------------------------------------------------------------------------
                                                           Annual Compensation     Compensation Long
                                                                                   Term
       -------------------------------------------------------------------------------------------------------------------------
       Name and Principal           Fiscal Year            Salary ($)              Securities              All Other
       Position                                                                    Underlying Options(#)   Compensation
       -------------------------------------------------------------------------------------------------------------------------
       Charles H. Stein, now        June 30, 1997 to       Note (1)                   ____                  $40,000
       Chairman, then Chief         June 30, 1998
       Executive Officer,           March 6, 1996 to         _____                    ____                  Note (2)
       President and Director       June 30, 1997

       David Hartley, President,    October, 1997 to       $189,000                100,000                  _____
       Casino Division              June 30, 1998
       ============================ ====================== ======================= ====================== =======================



     (1) As of June 30, 1998, Mr. Stein had waived merely (not deferred) his right to any annual salary and, as of the date of this report, has continued to waive this right. The Board of Directors has accepted Mr. Stein's waiver, but has reserved the right to award Mr. Stein, in its sole discretion, the amounts so waived. During the 12-month period ended June 30, 1998 the Company recorded non-cash compensation charges of $90,000 for services contributed by Mr. Stein.

     (2) The Company purchased a life insurance policy for Mr. Stein's benefit, paying a premium of about $40,000.

          The Company has no defined benefit plan, actuarial plan, no pension plan and no long-term incentive plan.

          After the Company acquired a 65% interest in SGTI in December 1997, SGTI continued to pay Sovereign Gaming and Leisure Ltd. consulting fees of $15,000 per month. Mr. Dempster was paid by Sovereign consulting fees in a similar amount for the same services, or other services, during the same six-month period.

     Employment Agreement

          Effective as of June 13, 1997 the Company entered into an employment agreement with Mr. Charles H. Stein, then President and Chief Executive Officer of the Company. The agreement has a three-year term which renews for an additional year on each anniversary of the agreement, and provides for an annual base compensation of $125,000 together with such additional increases as the Company's Board of Directors, in its sole discretion, from time to time determines are appropriate. The agreement also provides for certain employee benefits including medical insurance, vacation and a car allowance, and also contains a non-competition provision covering the term of the agreement as well as for 36 months following termination. To date, Mr. Stein has waived his salary.

     Option Grants

          The following table provides certain information regarding the stock options granted during the 12 month period ended June 30, 1998 to the Named Executive Officers named in the Summary Compensation Table.

          Option Grants For the Twelve-Month Period Ended June 30, 1998

       ----------------------------------------------------------------------------------------------------------------------
                               Number of Securities      % of Total Options           Exercise of
                                 Underlying Options      Granted to Employees          Base Price
             Name                  Granted (#)(1)          in Fiscal Period             $/Share              Expiration Date
       ----------------------------------------------------------------------------------------------------------------------
       Charles H. Stein                 0                        0                      -----                 -----
       ----------------------------------------------------------------------------------------------------------------------
       David Hartley                100,000*                    42%                     $6.50              October, 2000
       Note (1)
       ----------------------------------------------------------------------------------------------------------------------

     * At June 30, 1998, Mr. Hartley had not exercised any options and all 100,000 remain outstanding.


          (1) In October 1997, Mr. Hartley became an executive officer of the Company. The Casino Consulting Agreement with his employer, Star Casinos Limited, granted non-Plan options to purchase 100,000 shares of the Company's Common Stock at $6.50 per share, with half of the options becoming exercisable in October 1998 and half in October 1999. On the date of grant the closing bid price for a share of Common Stock was $6.50. Based on the Black-Scholes option-pricing model these options would be valued at $140,000. The Company believes Mr. Hartley is the principal stockholder in Star and may be deemed to beneficially own the options. Consequently, the Company has included those options in the above table as being granted to Mr. Hartley for purposes of the table. On September 14, 1998 the Board approved a reduction of the exercise price to $1.50 as part of a more general reduction in exercise prices of options held by officers, directors and employees.

          No other option was granted to any of the Named Executive Officers under the 1996 Stock Option Plan, or otherwise granted to any such officer during the year ended June 30, 1998, and no options were exercised by any of them during that period. The unexercised options held by the executive officers named had no value at June 30, 1998 as the exercise prices exceeded the fair market value closing price of the common stock on such date.

          The Company's outstanding options at June 30, 1998 totaled 3,177,500. The Company uses the Black-Scholes option pricing model to value options issued. See Note 12 to the Consolidated Financial Statements contained herein.

          In September 1998 the Board of Directors: (i) reduced the exercise price of all Plan and non-Plan Options (and any warrants) previously granted any officer, director, or employee to the then market price of $1.50, and granted seven persons and entities new Plan and non-Plan options to purchase 1,500,000 shares. Those reductions in price and grants are not included in the above table because those actions were not taken during the year ended June 30, 1998. For that same reason the Company has not included the information and explanation provided for in Regulation S-K, Item 402(i).

          On December 2, 1997 Messrs. Brian Bryce and Jay Haft were granted options in consideration of their services in bringing the Sakhalin project to the Company. The Company believes such services were not provided by them as directors of the Company.

     Directors Compensation

          Non-employee directors receive $2,000 per month during the twelve months ended June 30, 1998. Since August 1998 they waived the fee. Directors who are employees of the Company receive no additional compensation for their services rendered as directors. All directors are reimbursed for reasonable expenses incurred in connection with their services rendered as directors.

     Item 12.  Security Ownership of Certain Beneficial Owners and Management

          The following table sets forth information as of October 15, 1998, to the best of the Company's knowledge, with respect to each person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, known to the Company to be the beneficial owner of more than 5% of the Company's Common Stock. The percentage of shares outstanding is based on the Company's shares of Common Stock outstanding as of October 15, 1998, as adjusted in each case pursuant to Rule 13-3(d)1 under the Securities and Exchange Act of 1934.

       -----------------------------------------------------------------------------------------------------------
                                                                 Number of Shares            Percentage of Total
       Name and Address of Stockholder                           Beneficially Owned          Voting Shares *
       -----------------------------------------------------------------------------------------------------------
       Charles Stein Inter Vivos Trust (1)                         1,100,000                    8.82%
       c/o CCA Companies Incorporated
       -----------------------------------------------------------------------------------------------------------
       James V. Stanton (2)                                          753,644                    6.04%
       c/o CCA Companies Incorporated
       -----------------------------------------------------------------------------------------------------------
       Dallas Dempster                                             1,000,000                    7.48%
       c/o CCA Companies Incorporated (3)
       -----------------------------------------------------------------------------------------------------------
       Far East Consortium International Limited (4)                 950,000                    7.68%
       12th Floor, Menara Multi-Purpose
       No. 8 Jalan Munshi Abdullah
       50100 Kuala Lumpur
       -----------------------------------------------------------------------------------------------------------
       Peter Janssen (5)                                             999,129                    7.59%
       c/o Janssen Meyers Associates LP
       17 State Street
       New York, N.Y.
       -----------------------------------------------------------------------------------------------------------

       -----------------------------------------------------------------------------------------------------------
       Bruce Meyers (6)                                              669,383                    5.09%
       c/o Janssen Meyers Associates LP
       17 State Street
       New York, N.Y.
       -----------------------------------------------------------------------------------------------------------

     (1) Represents 1,000,000 shares held by the Charles Stein Inter Vivos Trust for the benefit of Mr. Stein's spouse and children. Mr. Stein, Chairman of the Company disclaims voting and investment power with respect to those shares. Mr. Stein currently has an exercisable option to purchase 100,000 shares of common stock at $1.50 per share.

     (2) Includes 20,000 shares of Common Stock which are held by Mr. Stanton, a Director of the Company, as joint tenant with his wife, Margaret
             M. Stanton, currently exercisable warrants to purchase 150,000 shares of Common Stock at a price equal to $1.50 per share, and currently exercisable options to purchase 500,000 shares and 23,644 shares of Common Stock at $1.50 and $2.00 per share, respectively.

     (3) Represents currently exercisable non-Plan options granted September 1998 to purchase 1,000,000 shares at $1.50 in the name of Dabus International Limited for the benefit of Mr. Dempster's family.

     (4) Subject to an irrevocable proxy to the Company pursuant to the FEC Hotel Management Agreement, and to other restrictions that may result in FEC not being the beneficial owner of these shares. FEC has neither affirmed nor disclaimed beneficial ownership.

     (5) Includes currently exercisable warrants to purchase 55,000 shares at $8.25; warrants to purchase 178,917 shares at $5.135 and Janssen Meyers Associates, LP warrants to purchase 100,100 shares at $8.25 and warrants to purchase 325,629 shares at $5.135.

     (6) Includes currently exercisable warrants to purchase 55,000 shares at $8.25; warrants to purchase 178,917 shares at $5.135 and Janssen Meyers Associates, LP warrants to purchase 100,100 shares at $8.25 and warrants to purchase 325,629 shares at $5.135.

          The above table sets forth information as of October 15, 1998, which is prior to the November 4, 1998 date of the November Settlement Agreement under which Far East Consortium International Limited agreed to return to the Company for cancellation 700,000 of the 950,000 shares listed above. If the table set forth information as of a date after November 4, 1998, FEC would have a percentage of total voting shares less than 5%, and thus would not appear in the table.

          If the letter of intent between the Company and RNGS, described in
     Item 1 above under the heading "Sakhalin Project" and elsewhere in this report, were consummated, then RNGS and its associates might be issued 51% of the Company's Common Stock to be then outstanding, and, subject to any prior agreement reached with the Company as to management, would be entitled initially to name critical members of management and of the Board of Directors, and possibly thereafter to elect all or most of the Board of Directors by reason of its ownership of Common Stock.

          Pursuant to the Dorsett International Hotel Management Agreement terminated November 4, 1998, the Company might have issued to Mr. Chiu or his associates up to 800,000 shares of Common Stock upon delivery of certain Hotel Operating Contracts, and pursuant to the FEC Hotel Management Agreement terminated November 4, 1998 the Company might have issued to FEC 250,000 more shares for delivery of one Hotel Operating Agreement. Pursuant to the Development Services Agreement with Mr. Chiu, the Company might have issued to him 1,500,000 shares of Common Stock if and when he procured loan financing for the Sakhalin Project.

          In acquiring SGTI the Company issued 2,000,000 shares to the former stockholders in SGTI. The Company does not know the ultimate beneficial ownership of these shares.

          As described in Item 1 above under the heading "Common Stock and Hotel Management Agreements" and elsewhere in this report, the shares held by Far East Consortium International Limited, and further shares that might be issued pursuant to the two Hotel Management Agreements, are subject to contractual restrictions on transfer to an irrevocable proxy, and to a "first option."

          The following table sets forth information as of October 30, 1998, to the best of the Company's knowledge, with respect to the Company's Common Stock, including, (i) the ownership of Common Stock by each then current director and nominee, (ii) the ownership of Common Stock by the Named Executive Officers named in the "Summary Compensation Table" and (iii) the ownership of Common Stock by all then current directors and executive officers of the Company as a group. Except as otherwise provided in the footnotes to the table, the beneficial owners are believed by the Company to have sole voting and investment power as to all securities. The percentage of shares outstanding is based on the Company's Common Stock shares outstanding as of October 30, 1998 as adjusted in each case pursuant to Rule 13-3(d)1 of the Securities and Exchange Act of 1934.

       ----------------------------------------------------------------------------------------------------------------------
                                                                                              Number of         Percentage of
       Name                                                                                   Shares            Total
                                                                                              Beneficially      Voting
                                                                                              Owned             Shares
       ----------------------------------------------------------------------------------------------------------------------
       Charles H. Stein - formerly Chairman, President and Chief Executive Officer,             1,100,000          8.8%
       currently Chairman (1)
       ----------------------------------------------------------------------------------------------------------------------
       James V. Stanton - Vice Chairman and Director(2)                                           753,644          6.0%
       ----------------------------------------------------------------------------------------------------------------------
       Dallas Dempster, now  President, Chief Executive Officer, Chief Operating Officer,       1,000,000          7.5%
       Director (3)
       ----------------------------------------------------------------------------------------------------------------------
       Douglas Rice - Vice President-Food Division (4)                                             53,333            *
       ----------------------------------------------------------------------------------------------------------------------
       Miles R. Greenberg - Senior Vice President-Finance, Treasurer and Chief Financial          123,333            *
       Officer(5)
       ----------------------------------------------------------------------------------------------------------------------
       David A. Hartley - President - Casino Division(6)                                           50,000            *
       ----------------------------------------------------------------------------------------------------------------------
       Gerald M. Breslauer - Vice President - Administration and Secretary(7)                      75,000            *
       ----------------------------------------------------------------------------------------------------------------------
       Kai K. Michaelsen - President-Hotel Management Division                                                       *
       ----------------------------------------------------------------------------------------------------------------------
       Jonathan Caplan - Director(8)                                                              100,000            *
       ----------------------------------------------------------------------------------------------------------------------
       Jay M. Haft-Director(9)                                                                    450,000          3.5%
       ----------------------------------------------------------------------------------------------------------------------
       All executive officers and directors as a group (10 persons)                             3,705,310         24.6%
       ----------------------------------------------------------------------------------------------------------------------

     *    Represents beneficial ownership of less than 1% of the Common Stock.

     (1) Represents shares held by Charles Stein Inter Vivos Trust for the benefit of Mr. Stein's spouse and children. Mr. Stein disclaims voting and investment power with respect to the shares. Includes currently exercisable options granted September 1998 for 100,000 shares at $1.50 per share.

     (2) Includes 20,000 shares of Common Stock which are held by Mr. Stanton as joint tenants with Mr. Stanton's wife, Margaret M. Stanton, currently exercisable warrants to purchase 150,000 shares of common stock at a price equal to $1.50 per share, and currently exercisable options to purchase 500,000 shares and 23,644 shares of Common Stock at $1.50 and $2.00 per share, respectively. Does not include 30,000 shares of Common Stock issued to Mr. Stanton's adult children.

     (3) Represents currently exercisable non-Plan options granted September 1998 to purchase 1,000,000 shares at $1.50 per share in the name of Dabus International Limited for the benefit of Mr. Dempster's family.

     (4) Represents currently exercisable options to purchase 50,000 shares of Common Stock at $0.50 per share and 3,333 at $1.50 per share.

     (5) Represents currently exercisable options to purchase 123,333 shares of Common Stock at $1.50 per share.

     (6) Represents currently exercisable options to purchase 50,000 shares at $1.50 per share. Does not include options for an additional 50,000 shares becoming exercisable in October 1999.

     (7) Represents 50,000 shares held by Mr. Breslauer and currently exercisable options to purchase 25,000 shares at $1.50 per share.

          If the above table set forth information as of November 15, 1998 it would reflect as of November 4, 1998 the return by FEC of 700,000 shares, and the respective percentages of Messers Stein, Stanton, Dempster and Haft would be 9.25%, 6.04%, 7.82% and 3.69%, and of all then 10 executive officers and directors as a group would be 25.88%.

     (8) Represents a currently exercisable option to purchase 100,000 shares at $1.50 per share.

     (9) Includes warrants to purchase 150,000 shares of Common Stock at a price equal to $1.50 per share and options to purchase 300,000 shares of Common Stock at $1.50 per share. Mr. Haft resigned as director in November 1998.

          As used in the tables above "beneficial ownership" means the sole or shares power to vote or direct the voting or to dispose, or direct the disposition of any security. A person is deemed to have "beneficial ownership" of any security that such person has a right to acquire within 60 days of the date of the above table. Any security that any person named above has the right to acquire within 60 days is deemed to be outstanding for purposes of calculating the ownership of such person but is not deemed to be outstanding for purposed of calculating the ownership percentage of any other person. Unless otherwise noted, each person listed is believed by the Company to have the sole power to vote, or direct the voting of, and power to dispose, or direct the disposition of all such shares. The amount of outstanding shares of Common Stock is the amount actually outstanding plus shares deemed outstanding pursuant to Rule 13d-3(d)1 under the Securities and Exchange Act of 1934.

     Item 13.  Certain Relationships and Related Transactions

          During the year ended June 30, 1998, the Company entered into the Dorsett International and FEC Hotel Management Agreements respectively with Dorsett International and FEC, and into Hotel Operating Contracts with hotel owners, all as described above in Item 1 of this report. The Company believes that Mr. Chiu was then the beneficial owner of the stock in Dorsett International. These agreements were settled and terminated, as described in Item 1 of this report, by the November Settlement Agreement dated November 4, 1998. Dorsett International has received $1,000,000 cash but no shares of Common Stock under its Hotel Management Agreement and would have received 800,000 shares upon delivery of the Hotel Operating Contracts, as described above in Item 1. FEC is a publicly held company based in Hong Kong. The Company believes that Mr. Chiu is Deputy Chairman of FEC, and believes that he with his family and relatives, with their associates, own substantial interests in it. FEC has received $1,500,000 and 950,000 shares of Common Stock under the FEC Hotel Management Agreement and, might have received another 250,000 shares upon delivery of Hotel Operating Contracts described above in Item 1. FEC paid fees under certain Hotel Operating Contracts and made loans as described above in Item 1. Mr. Chiu is also party to the Development Services Agreement, described above in Item 1, relating to the Sakhalin Project. The Company believes Mr. Chiu was a beneficial owner of stock in Dorsett International when the Company acquired it and its subsidiaries for $500,000, as described above in Item 1. He was the assignee of certain of Dorsett International's rights under that agreement. The Company believes FEC, Mr. Chiu, his relatives or their associates may hold interests in hotel owners with whom the Company had or might have entered into Hotel Operating Contracts.

          Mr. Dallas Dempster was a paid consultant to Sovereign Gaming and Leisure Ltd., which assigned to the Company its 1994 Construction Management Agreement and 1994 Operation Management Agreement with SCC. The Company believes that he held, and currently holds, no beneficial interest in stock in Sovereign. In September 1998 Mr. Dempster's nominee, Dabus International Limited, for the benefit of his family, was granted non-Plan options to purchase 1,000,000 shares of the Company's common stock at $1.50 per share. As described above in Item 1, Sovereign was a consultant to SGTI. Mr. Dempster was a consultant to Sovereign and received $15,000 per month from January through June 1998 as described in Executive Compensation in Item 11.

          As described above in Item 1, the Company issued options to purchase 300,000 and 200,000 shares of Common Stock to, respectively, Mr. Bryce and Mr. Haft for services in bringing the Sakhalin Project to the Company.

          During 1998 the Company made payments of $70,000 and $91,000 for two properties in New York City and London owned by Mr. Stein which were used as offices by the Company. During the fiscal year ended June 30, 1998, the Company paid a life insurance premium for the benefit of Mr. Stein in the amount of $40,000.

          The Company believes Mr. David Hartley controls Star Casinos Limited and holds substantial interests in it. Star is a party with the Company to the Casino Consulting Agreement described above in Item 1, and was granted options as described above.

          Janssen/Meyers Associates, L.P. ("J/M") was the placement agent in the Company's November 1997 Private Offering, and it was the underwriter in the Company's June 1997 initial public offering. Messers Janssen and Meyers are principals in J/M and received their warrants from J/M. Pursuant to the placement agreement relating to the November 1997 Private Offering, the Company agreed to pay to J/M as placement agent a fee equal to 10% of the "gross proceeds" of that Offering. In addition, the Company agreed to pay J/M a non-accountable expense allowance equal to 3% of the "gross proceeds" from the sale of shares in that offering and to reimburse certain accountable expenses of J/M. The Company also granted J/M, for a period of one year after the final Closing Date, a right of first refusal to purchase, or to sell for the account of the Company, any securities of the Company which the Company may seek to sell through an underwriter, placement agent or broker dealer. Certain principal stockholders in the Company granted J/M a similar right in any such sought sale by certain principal stockholders of the Company, its subsidiaries and successors. In June 1997 and from December 1997 through February 1998 the Company issued to Janssen/Meyers Associates, L.P. for nominal consideration the Underwriter's Warrant and 1997 Placement Agent's Warrants, respectively to purchase 220,000 shares at $8.25 and 715,668 shares at various prices based on the market price in 1997-1998. These warrants were issued in connection with, respectively, the Company's initial public offering completed in June 1997, and the Company's private offering began in November 1997 and completed in February 1998. They are exercisable for a period of four years from issue. Sale of shares by the Company at less than the then current average market price or less than the exercise price will trigger anti-dilution provisions in all the Warrants held by J/M. No anti-dilution adjustment is made under any series of such warrants for issuance of securities (i) in the same offering as the Warrant series was issued, or
     (ii) upon exercise of Warrants of that series or of any other warrants or options outstanding on the date that series of Warrants was issued. In the case of the 1997 Placement Agent Warrants, no adjustment is made for issuance of securities (i) in contemplated transactions described on the related Private Placement Memorandum, but not in excess of 5,500,000 shares, (ii) under the 1996 Stock Option Plan as it may be amended from time to time, or (iii) upon merger or acquisition with unaffiliated third parties. The Company has been advised that Mr. Peter Janssen and Mr. Bruce Meyers, principals of J/M, purchased an aggregate of 58,422 shares in the 1997 Private Offering. In connection with the Company's June 6, 1997 initial public offering the Company also agreed not to, without the prior written consent of J/M, issue, sell, agree or offer to sell, grant an option for the purchase or sale of, or otherwise transfer or dispose of any of its securities prior to June 6, 1998. The Company also agreed to indemnify J/M against certain liabilities incurred under the Securities Act in connection with the November 1997 offering in which J/M was Placement Agent. In connection with the Company's initial public offering the Company entered into an agreement whereby it (i) agreed to employ J/M as its investment banker and financial consultant for three years for an aggregate fee of $100,000 paid at Closing of the Offering; and
     (ii) for a period of five years, agreed to pay J/M a fee equal to five percent of the amount up to $5 million, and 2 1/2% of the excess, if any, over $5 million, of the consideration in any transaction consummated by the Company with a party J/M introduced to the Company. During the year ended June 30, 1998 the Company paid J/M $1,430,000 in fees for services as the Company's investment banker.

     Item 14.  Exhibits, Financial Statements & Schedules, and Reports Form 8-K

          (a)(1) Financial Statements

                                                                               Page
    Reports of Independent Certified Public Accountants........................F-2

    Consolidated Balance Sheets as of June 30, 1998 and 1997...................F-4

    Consolidated Statements of Operations for the year ended June 30, 1998, for the ten month period ended June 30, 1997, and for the period from
      March 6, 1996 (inception) through August 31, 1996........................F-6

    Consolidated Statements of Stockholders' Equity for the year ended June 30, 1998, for the ten month period ended June 30,
      1997, and for the period from March 6, 1996
      (inception) through August 31, 1996......................................F-7

    Consolidated Statements of Cash Flows for the year ended June
      30, 1998, for the ten month period ended June 30, 1997, and for the period from March 6, 1996 (inception) through
      August 31, 1996..........................................................F-9

    Summary of Significant Accounting Policies.................................F-11

    Notes to Consolidated Financial Statements.................................F-17

   Exhibit
   Number   Description of Exhibits

     2. - Contract on the Extension of the Concession Period for the Operation of a Casino dated 21 July 1997 issued by the Minister of Finance in favour of Roulette; Loan Agreement dated 9 April 1998 between Roulette and Dorsett providing for a US $420,000 loan to Roulette; Amendment No.1 dated 5 June 1998 to the Agreement dated 3 April
            1998 between CBC, Juste and Dorsett (incorporated by reference to the Company's Form 10-Q for the period ended September 30, 1998).

     3.1 - Certificate of Incorporation and amendments thereto (incorporated herein by reference to the Company's Registration Statement on Form S-1 (File No. 333-16571)).

     3.2 - Amendment to Company's Certificate of Incorporation (incorporated herein by reference to the Company's Registration Statement on Form S-1 (File No. 333-16571), Amendment No. 5).

     3.3 - Amendment to Company's Certificate of Incorporation (incorporated herein by reference to the Company's Proxy Statement dated November 27, 1997).

     3.4 - By-law of Company (incorporated herein by reference to the Company's Registration Statement on Form S-1 (File No. 333-16571).

     4.2 - Form of certificate evidencing shares of Common Stock (incorporated herein by reference to the Company's Registration Statement on Form S-1 (File No. 333-16571), Amendment No. 2).

     4.3 - Form of Underwriter's Warrant Agreement between Company and the Underwriter Janssen-Meyers Associates L.P. (including form of Underwriter's Warrant) (incorporated herein by reference to the Company's Registration Statement on Form S-1 (File No. 333-16571), Amendment No. 5).

     4.5 - Amendatory Agreement dated November 6, 1996 between the Company and the SES Family Investment and Trading Partnership, L.P. (incorporated herein by reference to the Company's Registration Statement on Form S-1 (File No. 333-16571)).

     4.6 - Form of 10% Debenture dated September 1996 (incorporated herein by reference to the Company's Registration Statement on Form S-1 (File No. 333-16571)).

     4.7 - Form of 10% Convertible Debenture dated November 1996 (incorporated herein by reference to the Company's Registration Statement on Form S-1 (File No. 333-16571)).

     10.1 - 1996 Stock Option Plan, as amended and restated (incorporated herein by reference to the Company's Registration Statement on Form S-1 (File No. 333-16571)).

     10.2 - Form of Stock Option Agreement (incorporated herein by reference to the Company's Registration Statement on Form S-1 (File No. 333-16571)).

     10.3 - Distribution Agreement dated October 9, 1996 between Company and Agrotech 2000, S.L. (incorporated herein by reference to the Company's Registration Statement on Form S-1 (File No. 333-16571), Amendment No. 4).

     10.4 - Employment Agreement between Charles H. Stein and the Company, effective as of June 13, 1997.

     10.5 - Form of $5.00 Warrant Agreement dated August 1996 (incorporated herein by reference to the Company's Registration Statement on Form S-1 (File No. 333-16571)).

     10.6 - Loan Agreement dated October 9, 1996 between Company and Conserver Purchasing Corporation ("CPU"), as amended by Letter Agreement dated December 31, 1996 between Company and CPC (incorporated herein by reference to the Company's Registration Statement on Form S-1 (File No. 333-16571), Amendment No. 2).

     10.7 - Form of Financial Consulting Agreement between Company and Underwriter (incorporated herein by reference to the Company's Registration Statement on Form S-1 (File No. 333-16571), Amendment No. 5).

     10.8 - Agreement dated as of August 12, 1997 by and among the Company, Sakhalin Trading and Investments Limited ("SGTI") and Sovereign Gaming and Leisure Limited ("Sovereign") (incorporated herein by reference to Exhibit 10.8 to the Company's Form 10-K for the fiscal year ended June 30, 1997)

     10.9 - Amendment dated as of August 12, 1997 by and among the Company, SGTI and Sovereign (incorporated herein by reference to Exhibit 10.9 to the Company's Form 10-K for the fiscal year ended June 30, 1997)

     10.10- Development Services Agreement dated as of October 2, 1997 between the Company and Dato David Chiu (incorporated herein by reference to Exhibit 10.10 to the Company's Form 10-K for the fiscal year ended June 30, 1997)

     10.11- Consulting Agreement effective as of August 14, 1997 between the
            Company and Star Casino Limited (incorporated herein by reference to Exhibit 10.11 to the Company's Form 10-K for the fiscal year ended June 30, 1997)

     10.12- Proposed form Pledge Agreement by and among the Company, Brian J.
            Bryce, Jasmine Trustees, Ltd., Jay M. Haft and James V. Stanton (incorporated herein by reference to Exhibit 10.12 to the Company's Form 10-K for the fiscal year ended June 30, 1997)

     10.13- Hotel Management Agreement dated as of October 2, 1997 between the
            Company and Dorsett Hotels and Resorts international Ltd. (incorporated herein by reference to Exhibit 10.13 to the Company's Form 10-K for the fiscal year ended June 30, 1997)

     10.15- Heads of Agreement dated October 3, 1997 between the Company and
            Parbhoe's Handelmij N.V. (incorporated herein by reference to Exhibit 10.15 to the Company's Form 10-K for the fiscal year ended June 30, 1997)

     13.2 - Form 10-Q for the Quarterly Period ended March 31, 1998 (incorporated herein by reference)

     16.1 - Letter re change in certifying accountant (incorporated herein by reference to the Company's Form 8-K dated December 18, 1997 and Form 8-K dated June 16, 1998)

     27.1 - Financial Data Schedules

     (b)  Reports on Form 8-K

     One report on Form 8-K, dated June 16, 1998, was filed during the fourth quarter ended June 30, 1998 (incorporated by reference). It related to the retention of the Company's current accountants.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           CCA COMPANIES INCORPORATED

                         By: /s/ Miles R. Greenberg
                             ----------------------------
                               Miles R. Greenberg
                                December 15, 1998

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

            Signature                                   Title                             Date

       /s/ Dallas R. Dempster           Chief Executive Officer, Chief Operating   December 15, 1998
       ----------------------           Officer and President (Principal
       Dallas R. Dempster               Executive Officer), Director


       /s/ Miles R. Greenberg           Chief Financial Officer (Principal         December 15, 1998
       ----------------------           Financial Officer and Chief Accounting
       Miles R. Greenberg               Officer)


       /s/ Charles H. Stein             Chairman and Director                      December 15, 1998
       ----------------------
       Charles H. Stein


       /s/ James V. Stanton             Vice Chairman and Director                 December 15, 1998
       ----------------------
       James V. Stanton


       /s/ Jonathan M. Caplan           Director                                   December 15, 1998
       ----------------------
       Jonathan M. Caplan

                                                      CCA Companies Incorporated

                                                                        Contents

                                                                               Page
    Reports of Independent Certified Public Accountants........................F-2

    Consolidated Balance Sheets as of June 30, 1998 and 1997...................F-4

    Consolidated Statements of Operations for the year ended June 30, 1998, for the ten month period ended June 30, 1997, and for the period from
      March 6, 1996 (inception) through August 31, 1996........................F-6

    Consolidated Statements of Stockholders' Equity for the year ended June 30, 1998, for the ten month period ended June 30,
      1997, and for the period from March 6, 1996
      (inception) through August 31, 1996......................................F-7

    Consolidated Statements of Cash Flows for the year ended June
      30, 1998, for the ten month period ended June 30, 1997, and for the period from March 6, 1996 (inception) through
      August 31, 1996..........................................................F-9

    Summary of Significant Accounting Policies.................................F-11

    Notes to Consolidated Financial Statements.................................F-17

Report of Independent Certified Public Accountants

To the Board of Directors and Stockholders of CCA Companies Incorporated

We have audited the accompanying consolidated balance sheet of CCA Companies Incorporated and subsidiaries as of June 30, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CCA Companies Incorporated and subsidiaries as of June 30, 1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's dependence on outside financing, recurring losses since inception and significant outflows of cash from operations, raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in
Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Miami, Florida

                                                                BDO Seidman, LLP

December 15, 1998

Report of Independent Auditors

Board of Directors and Stockholders
CCA Companies Incorporated
Coconut Grove, Florida

We have audited the accompanying balance sheet of Conserver Corporation of America (now known as CCA Companies Incorporated) (a development stage company) as of June 30, 1997, and the related statements of operations, changes in stockholders' equity and cash flows for the period from March 6, 1996 (date of incorporation) through August 31, 1996 and for the ten months ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of Conserver Corporation of America (now known as CCA Companies Incorporated) at June 30, 1997 and the results of its operations and its cash flows for the period from March 6, 1996 (date of incorporation) through August 31, 1996 and for the ten months ended June 30, 1997 in conformity with generally accepted accounting principles.

The Company is currently renegotiating a Distribution Agreement with Agrotech 2000, S.L. to reduce its cost of purchasing the Conserver 21 (Trademark) packets and to modify the manufacturing arrangements. Should a favorable outcome of such negotiation not be achieved or the agreement were to terminate as a result of a material breach, the Company could be without its current line of business of marketing Conserver 21 (Trademark) and its results of operations would be adversely affected.

                                                Richard A. Eisner & Company, LLP

New York, New York, August 28, 1997

With respect to Note 6, September 24, 1997

With respect to Note 2, October 2, 1997 and October 3, 1997

June 30,                                                                        1998         1997
---------------------------------------------------------------------------------------------------
Assets

Current Assets
     Cash and cash equivalents                                           $ 1,699,028   $7,715,460
     Accounts receivable                                                     342,987            -
     Prepaid and other current assets                                        520,181      213,748
---------------------------------------------------------------------------------------------------

Total current assets                                                       2,562,196    7,929,208
---------------------------------------------------------------------------------------------------

Loans receivable-long term, net of allowance of $2,620,830 and
     $1,000,000 at June 30, 1998 and 1997, respectively
     (Notes 2 and 3)                                                         667,085            -
Deposits on gaming equipment                                                 422,015            -
Excess cost over fair value of assets acquired, net of
accumulated amortization of $177,874 at June 30,
     1998 (Note 2)                                                        10,366,442            -
Property, equipment and leasehold improvements, net
     (Notes 2 and 5)                                                       7,366,879       21,986
Management contract agreements, net of accumulated
     amortization of $90,020 at June 30, 1998 (Note 2)                     2,228,245            -
Other assets                                                                 344,300            -
---------------------------------------------------------------------------------------------------

                                                                         $23,957,162   $7,951,194
---------------------------------------------------------------------------------------------------

                                                      CCA Companies Incorporated

                                                     Consolidated Balance Sheets

June 30,                                                                             1998           1997
-----------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity

Current Liabilities
     Accounts payable                                                        $    346,224    $   292,524
     Accrued expenses and other                                                 1,284,581        239,078
     Convertible debentures (net of $60,328 discount at
         June 30, 1997) (Note 6)                                                        -        689,672
-----------------------------------------------------------------------------------------------------------

Total current liabilities                                                       1,630,805      1,221,274
-----------------------------------------------------------------------------------------------------------

Commitments and contingencies (Note 11)

Stockholders' Equity: (Note 12)
     Preferred stock, par value $.01; 5,000,000 and 5,000
shares authorized in 1998 and 1997, respectively,
     1 junior preferred stock issued and outstanding at
     June 30, 1998, none issued in 1997 (Note 2)                                        -              -
     Common stock, par value $.001; 50,000,000 and
     30,000,000 shares authorized in 1998 and 1997,
     respectively; 11,996,048 and 6,385,404 shares
     issued and outstanding at June 30, 1998 and 1997,
     respectively                                                                  11,997          6,386
     Additional paid-in capital                                                44,806,570     16,672,672
     Accumulated deficit                                                      (22,492,210)    (9,949,138)
-----------------------------------------------------------------------------------------------------------

Total stockholders' equity                                                     22,326,357      6,729,920
-----------------------------------------------------------------------------------------------------------

                                                                             $ 23,957,162    $ 7,951,194
-----------------------------------------------------------------------------------------------------------

               See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                      CCA Companies Incorporated

                                           Consolidated Statements of Operations

                                                                                           Period from
                                                                                         March 6, 1996
                                                                             Ten month     (inception)
                                                             Year ended   period ended        through
                                                               June 30,       June 30,     August 31,
                                                                   1998           1997           1996
--------------------------------------------------------------------------------------------------------
Revenues                                                   $    649,620   $         -    $         -
--------------------------------------------------------------------------------------------------------

Operating Expenses:
     Marketing and sales                                        376,589       115,576              -
     General and administrative                               6,287,544     1,739,419        458,611
     Write-down of management
         agreement contracts                                  4,200,000             -              -
     Write-down of inventory                                          -       355,800              -
     Provision for bad debt                                   1,620,830     1,000,000              -
     Compensation charges in connection
         with issuance of stock options and
         warrants                                               921,569     4,995,106        907,201
--------------------------------------------------------------------------------------------------------

Total operating expenses                                    (13,406,532)   (8,205,901)    (1,365,812)
--------------------------------------------------------------------------------------------------------

Loss From Operations                                        (12,756,912)   (8,205,901)    (1,365,812)

Other Income (Expense):

     Interest income                                            288,518        51,180          8,741
     Interest expense                                           (74,678)     (407,346)       (30,000)
--------------------------------------------------------------------------------------------------------

Total other income (expense)                                    213,840      (356,166)       (21,259)
--------------------------------------------------------------------------------------------------------

Net Loss                                                   $(12,543,072)  $(8,562,067)   $(1,387,071)
--------------------------------------------------------------------------------------------------------

Net Loss Per Share of Common Stock- Basic and
Diluted                                                    $      (1.37)  $     (1.83)   $      (.32)
--------------------------------------------------------------------------------------------------------

Weighted Average

     Number of common shares
     outstanding                                              9,175,536     4,667,490      4,390,767
--------------------------------------------------------------------------------------------------------

               See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                      CCA Companies Incorporated

                                 Consolidated Statements of Stockholders' Equity

                                               Common Stock
                                             Par Value $.001        Subscrip-    Additional      Junior
                                           ---------------------        tions      Paid-in    Preferred    Accumulated
                                              Shares     Amount    Receivable      Capital        Stock        Deficit        Total
------------------------------------------------------------------------------------------------------------------------------------
Issuance of common stock for cash of
$2,140 and subscriptions in March 1996     4,880,167    $ 4,881     $(2,741)    $        -      $    -     $      -     $     2,140

Issuance of common stock for cash from
April through August 1996 ($5.00 per
share)                                       331,400        331                   1,656,679                               1,657,010

Compensation charges in connection with
issuance of options                                                                 450,000                                 450,000

Compensation charges in connection with
issuance of warrants (Note 12)                                                      457,201                                 457,201

Compensation charge in connection with
officer's salary (Note 11)                                                           65,000                                  65,000

Net loss for the period from March 6,
1996 (date of inception) through August
31, 1996                                                                                                   $(1,387,071) $(1,387,071)

------------------------------------------------------------------------------------------------------------------------------------

Balance - August 31, 1996                  5,211,567      5,212      (2,741)      2,628,880                 (1,387,071)   1,244,280

Repurchase and cancellation of shares
originally issued (Note 13)               (1,366,667)    (1,367)      1,367      (1,800,000)                      -      (1,800,000)

Shares issued and treated as debt
discount (Note 6)                             62,504         63                     312,437                                 312,500

Sale of common stock ($5.00 per share)
from September 1 to November 7, 1996         303,000        303                   1,514,697                               1,515,000

Legal services provided by stockholder
without charge (Note 10)                                                             60,000                                  60,000

Collection of subscriptions receivable                                1,374                                                   1,374

Compensation charges in connection with
issuance of options and warrants                                                  4,995,106                               4,995,106

Compensation charges in connection with
officer's salary (Note 11)                                                          105,000                                 105,000

Net proceeds from issuance of common
stock in initial public offering (Notes
4 and 12)                                  2,200,000      2,200                   8,856,527                               8,858,727

Common stock contributed to treasury and
cancelled including an adjustment of
5,000 shares                                 (25,000)       (25)                         25                                       -

Net loss for the period from September
1, 1996 through June 30, 1997                                                                               (8,562,067)  (8,562,067)
------------------------------------------------------------------------------------------------------------------------------------
Balance - June 30, 1997                    6,385,404    $ 6,386     $     -     $16,672,672     $    -     $(9,949,138) $ 6,729,920
------------------------------------------------------------------------------------------------------------------------------------

                             See accompanying summary of accounting policies and
                                     notes to consolidated financial statements.

                                                      CCA Companies Incorporated

                                 Consolidated Statements of Stockholders' Equity

                                             Common Stock
                                           Par Value $.001        Subscrip-    Additional      Junior
                                        ---------------------        tions      Paid-in      Preferred   Accumulated
                                          Shares      Amount    Receivable      Capital        Stock       Deficit        Total
------------------------------------------------------------------------------------------------------------------------------------
Balance - June 30, 1997                 6,385,404    $ 6,386      $   -       $16,672,672      $   -    $ (9,949,138)   $ 6,729,920

Net proceeds from exercise of over
allotment option (Note 4)                 330,000        330          -         1,447,239          -           -          1,447,569

Conversion of debentures (Note 6)          73,000         73                      364,927                                   365,000

Issuance of common stock in exchange
for professional services                   5,000          5                       26,245                                    26,250

Issuance of common stock in
connection with the Sakhalin
business acquisition                    2,000,000      2,000                   10,398,000                                10,400,000
(Note 2)

Issuance of common stock in
connection with the Sovereign
project management agreement (Note 2)     200,000        200                    1,049,800                                 1,050,000

Issuance of common stock in
connection with the Far East

Consortium Management Agreements          950,000        950                    3,490,300                                 3,491,250
(Note 2)

Sale of common stock ($5.14 per
share) from December 1997 to
February 1998                           2,044,763      2,045          -         8,952,625          -           -          8,954,670
(Note 4)

Exercise of options at $2.00                7,881          8                       15,754                                    15,762

Options issued in connection with
Sakhalin business acquisition (Note                                             1,091,820                                 1,091,820
2)

Compensation and consulting charges
in connection with issuance of                                                    921,569                                   921,569
options and warrants (Notes 2 and 12)

Options issued in exchange for legal
services (Note 10)                                                                285,619                                   285,619

Compensation charges in connection
with officer's salary (Note 11)                                                    90,000                                    90,000

Issuance of junior preferred stock
(1 share outstanding) (Note 2)                                                       -

Net loss for 1998                                                                                       (12,543,072)    (12,543,072)
------------------------------------------------------------------------------------------------------------------------------------

Balance - June 30, 1998                11,996,048    $11,997      $   -       $44,806,570      $   -   $(22,492,210)    $22,326,357
------------------------------------------------------------------------------------------------------------------------------------

                             See accompanying summary of accounting policies and
                                     notes to consolidated financial statements.

                                                      CCA Companies Incorporated

                                           Consolidated Statements of Cash Flows

                                                                               Ten month            Period from
                                                                                  period          March 6, 1996
                                                               Year ended          ended    (Inception) through
                                                                 June 30,       June 30,             August 31,
                                                                     1998           1997                   1996
-----------------------------------------------------------------------------------------------------------------
Operating Activities:
   Net loss                                                  $(12,543,072)   $(8,562,067)          $(1,387,071)
   Adjustments to reconcile net loss to net cash used in
   operating activities, net of effect of acquisition:
     Compensation expense in connection with issuance
       of stock options and warrants                              921,569      4,995,106               907,201
     Impairment of inventory                                            -        355,800                     -
     Write-down of assets                                       4,200,000              -                     -
     Write-down of property and equipment                         554,262              -                     -
     Provision for bad debt                                     1,620,830      1,000,000                     -
     Depreciation and amortization                                 16,168        253,849                   487
     Compensation expense for officer's salary                     90,000        105,000                65,000
     Legal services provided by shareholder                       171,000         60,000                     -
     Consulting services provided for common stock                 26,250              -                     -
     Amortization of goodwill                                     177,874              -                     -
     Amortization of tradename                                     12,500              -                     -
     Changes in current assets and liabilities:

       Accounts receivable                                       (342,987)             -                     -
       Prepaid expenses and other current assets                 (152,695)      (151,439)              (31,631)
       Accounts payable and accrued expenses                    1,156,463        415,607               105,317
-----------------------------------------------------------------------------------------------------------------

Total adjustments                                               8,451,234      7,033,923             1,046,374
-----------------------------------------------------------------------------------------------------------------

Net cash used in operating activities                          (4,091,838)    (1,528,144)             (340,697)
-----------------------------------------------------------------------------------------------------------------

Investing Activities:

   Property, equipment and leasehold improvements              (2,250,193)       (19,285)               (4,865)
   Deposits on assets                                          (1,722,015)             -                     -
   Funds used for acquisitions and development                 (4,308,637)             -                     -
-  Funds used for loans and notes receivable                   (2,497,915)    (1,375,800)                    -
   Acquisition of tradename and other assets                     (844,300)             -                     -
   Cash from acquisition, net of funds acquired                   544,632              -                     -
   Acquisition of management contracts                         (1,149,495)             -                     -
-----------------------------------------------------------------------------------------------------------------

Net cash used in investing activities                         (12,227,923)    (1,395,085)               (4,865)
-----------------------------------------------------------------------------------------------------------------

Financing Activities:

   Subscriptions receivable                                             -          1,374                     -
   Subscription funds (returned) received                               -        (90,000)               90,000
   Repurchase of shares of common stock                                 -     (1,800,000)                    -
   Net proceeds from initial public offering                    1,447,569      8,858,727                     -
   Proceeds from sale of common stock                           8,970,432      1,515,000             1,659,150
   Proceeds from notes payable                                          -      1,250,000             1,000,000
   Repayments of notes payable                                   (114,672)    (1,500,000)                    -
-----------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                      10,303,329      8,235,101             2,749,150
-----------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents           (6,016,432)     5,311,872             2,403,588
Cash and cash equivalents, beginning of period                  7,715,460      2,403,588                     -
-----------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                     $  1,699,028    $ 7,715,460           $ 2,403,588
-----------------------------------------------------------------------------------------------------------------

                                                      CCA Companies Incorporated

                                           Consolidated Statements of Cash Flows

                                                                                    Ten month           Period from
                                                                                       period         March 6, 1996
                                                                  Year ended            ended   (Inception) through
                                                                    June 30,         June 30,            August 31,
                                                                        1998             1997                  1996
---------------------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
   Cash paid during the period for interest                      $         -         $129,864         $        -
---------------------------------------------------------------------------------------------------------------------

   Noncash transactions:
       Issuance of common stock in connection with
         convertible debt                                        $   365,000         $312,500         $        -
---------------------------------------------------------------------------------------------------------------------

       Common stock contributed to treasury and cancelled
         (includes a $5 adjustment)                              $         -         $     25         $        -
---------------------------------------------------------------------------------------------------------------------

       Cancellation of loan receivable in exchange for
          inventory                                              $         -         $375,800         $        -
---------------------------------------------------------------------------------------------------------------------

       Cancellation of subscription receivable in
          exchange for shares of
           common stock                                          $         -         $  1,367         $        -
---------------------------------------------------------------------------------------------------------------------

       Issuance of common stock in connection with the
          Sakhalin Business Acquisition                          $10,400,000         $      -         $        -
---------------------------------------------------------------------------------------------------------------------

       Options issued in connection with the Sakhalin
          Business Acquisition                                   $ 1,091,820         $      -         $        -
---------------------------------------------------------------------------------------------------------------------

       Issuance of common stock in connection with the
          Sovereign Project Management Agreement                 $ 1,050,000         $      -         $        -
---------------------------------------------------------------------------------------------------------------------

       Issuance of common stock in connection with the
          Far East Consortium Management Agreements              $ 3,491,250         $      -         $        -
---------------------------------------------------------------------------------------------------------------------

       Cancellation of convertible debentures against
         loan receivable                                         $   210,000         $      -         $        -
---------------------------------------------------------------------------------------------------------------------

                                                      CCA Companies Incorporated

                                      Summary of Significant Accounting Policies

The Company                CCA Companies Incorporated, formerly known as
                           Conserver Corporation of America, (the "Company") is a company incorporated under the laws of the State of Delaware on March 6, 1996 and initially adopted a fiscal year ending August 31. Subsequently, the Company elected to change its fiscal year end to June
                           30. During the fiscal year ended June 30, 1998, the Company changed its name to CCA Companies
                           Incorporated. The Company was considered a development stage company until March 1998.

Subsidiaries, Joint        The subsidiaries, Sakhalin General Trading and
Venture and                Investments, Ltd., Sakhalin City Center, Ltd.,
Basis of Presentation      Dorsett Hotels and Resort International, (m)Snd.
                           Bhd., Dorsett Hotel & Resorts, Inc. and Suriname
                           Leisure Company A.V.V. (Joint Venture) are based and operating in Cyprus, Russian Federation, Malaysia,
                           United States and Suriname, respectively. The functional currency for statutory purposes is the U.S. Dollar, Russian Ruble, Malaysian Ringgit, U.S.
                           Dollar and Suriname Guilder, respectively. The reporting currency is the U.S. Dollar.

                           These financial statements have been translated to United States Dollars (U.S. $) using a methodology consistent with Statement of Financial Accounting Standards (SFAS) No. 52, Foreign Currency Translation. Assets and liabilities are translated to U.S. $ at the rate prevailing on the balance sheet dates and the statements of operations have been translated from the functional currency to U.S. $ using an average exchange rate for the applicable period. As of June 30, 1998, the cumulative foreign currency translation adjustment was insignificant and therefore not disclosed as a separate component of stockholders' equity. Exchange gains (losses) of approximately ($79,000) for the period ended June 30, 1998, are included in general and administrative expenses in the accompanying consolidated statements of operations. There were no exchange gains and losses for the periods ended June 30, 1997 and August 31, 1996.

                                                      CCA Companies Incorporated

                                      Summary of Significant Accounting Policies

Principles of              The accompanying consolidated financial statements
Consolidation              include the accounts of CCA, the subsidiaries and the
                           joint venture (collectively, the "Company"). The
                           Company consolidates its 50% joint venture, since it controls the board of directors, is responsible for the management of the casino operations and is required to fund the operations. Intercompany transactions and balances have been eliminated in consolidation.

                           Minority interest related to the subsidiaries and the Joint Venture is currently not reflected in the financial statements due to the fact that the minority shareholders are not required to fund losses of the companies or Joint Venture.

Use of Estimates in the    The preparation of financial statements in conformity
Preparation                with generally accepted accounting principles
of Financial               requires management to make estimates and assumptions
Statements                 that affect the reported amounts of assets and
                           liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Impairment of Long-Lived   The Company adopted the Statement of Financial
Assets                     Accounting Standards (SFAS) No. 121, "Accounting for
                           the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" during 1996.
                           Under the provisions of this statement, the Company has evaluated its long-lived assets for financial impairment, and will continue to evaluate them as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable.

                           The Company evaluates the recoverability of long-lived assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows of the long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values.

                                                      CCA Companies Incorporated

                                      Summary of Significant Accounting Policies

                           During the year ended June 30, 1998, the Company recorded a charge of $4,200,000 as a result of a financial impairment of several of its long-lived assets (See Note 2).

Cash and Cash Equivalents  The Company considers investments with original maturities of three months or less at the time of purchase to be cash equivalents. At times, cash balances in the Company's account may exceed federally insured limits.

Property,                  Property and equipment is recorded at cost.
Equipment and              Depreciation and amortization is computed by the
Leasehold                  straight line method based on the estimated useful
Improvements               lives (3-5 years) of the related assets. Leasehold
                           improvements are amortized over the shorter of the life of the asset or the lease.

Excess Cost over Fair      The excess of cost over fair value of assets acquired
Value of                   of Sakhalin General Trading and Investments, Ltd.
Assets Acquired            ("SGTI") is amortized on a straight-line basis, over
                           the estimated future periods to be benefited (30 years). (See Note 2). On an annual basis, the Company reviews the recoverability of the excess cost over the fair value of assets acquired and makes adjustments if required.

Income Taxes               For the purpose of these financial statements the
                           Company has adopted the provisions of SFAS No. 109, "Accounting for Income Taxes," for all periods presented. Under the asset and liability method of SFAS 109, deferred taxes are recognized for differences between financial statement and income tax bases of assets and liabilities.

Preferred Stock            The Company is authorized to issue up to 5,000,000
                           shares of $0.01 par value junior preferred stock with such additional designations, powers, preferences, rights, qualifications, limitations and restrictions as may be designated by the Company's Board of Directors from time to time.

                                                      CCA Companies Incorporated

                                      Summary of Significant Accounting Policies

Earnings Per Share         Effective December 31, 1997, the Company adopted
                           Financial Accounting Standards (SFAS) No. 128,
                           "Earnings Per Share," which simplifies the computation of earnings per share requiring the restatement of all prior periods.

                           Basic net loss per share of common stock is based on the weighted average number of common shares outstanding during each period. Diluted loss per share of common stock is computed on the basis of the weighted average number of common shares and common shares equivalent securities outstanding. Dilutive securities having an anti-dilutive effect are excluded from the calculation.

                           The weighted average number of common shares outstanding for all periods presented retroactively reflects the effects of the Company's stock split (Note 12).

                           Options amounting to 3,177,500, 1,970,000 and 135,000
                           and warrants amounting to 2,260,678, 1,225,000 and 325,000 for the year ended June 30, 1998, for the ten month period ended June 30, 1997, and for the period from March 6, 1996 (inception) through August 31, 1996, respectively, have not been included in the computation of net loss per common stock - diluted because of their anti-dilutive effect.

Stock Based                In October 1995, FASB issued SFAS No. 123,
Compensation               "Accounting for Stock Based Compensation." SFAS No.
                           123 establishes a fair value method for accounting for stock-based compensation plans either through recognition or disclosure. The Company did not adopt the fair value based method for employees but instead will disclose the pro forma effects of the calculation required by the statement.

Future Accounting          Statement of Financial Accounting Standards (SFAS)
Pronouncements             No. 130, "Reporting Comprehensive Income,"
                           establishes standards for reporting and display of comprehensive income, its components

                                                      CCA Companies Incorporated

                                      Summary of Significant Accounting Policies

                           and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 will not have a material impact on the Company's Financial Statements since its requirements deal mainly with financial disclosures.

                           Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information, supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

                           This new standard is effective for financial statements for periods beginning after December 15, 1997 and require comparative financial information for earlier years to be restated. Due to the recent issuance of this standard, management has been unable to fully evaluate the impact, if any, they may have on future financial statement disclosures.

                           In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in

                                                      CCA Companies Incorporated

                                      Summary of Significant Accounting Policies

                           the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in operations in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

                           Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on July 1, 1999 to affect its consolidated financial statements.

                           Reclassifications

                           Certain prior year balances have been reclassified to conform with the 1998 presentation.

                                                      CCA Companies Incorporated

                                      Notes to Consolidated Financial Statements

1.     Liquidity           The accompanying consolidated financial statements
                           have been prepared assuming the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of operations. Since inception, the Company has been developing its food technology product and exploring new lines of business in the hotel and casino industry. The Company's ultimate ability to attain profitable operations is dependent upon obtaining additional financing adequate to complete its construction activities, and to achieve its budgeted level of operations. Through June 30, 1998, the Company incurred losses totaling $22,492,210 which raises substantial doubt about its ability to continue as a going concern.

                           The Company is in the process of discussing with various potential investors and/or lenders the possibility of obtaining additional funds of $2 to $3 million. The Company is currently seeking capital or debt financing in order to enable it (i) to continue its operation in the casino and hotel business; (ii) to complete the Suriname Casino (Note 2) so as to realize that casino's cash flow potential; and (iii) to pay any material expenses of continuing negotiations for the Sakhalin project (Note 2) and for maintaining its position in that project. However, there can be no assurance that the Company will be successful in consummating its plans, or that such plans, if consummated, will enable the Company to attain profitable operations or continue as a going concern.

2.     New Line of         In August 1997, the Company announced that it was
       Business and        diversifying beyond its sole line of business of
       New Business        marketing, distributing and otherwise commercially
       Opportunities       exploiting its food technology product and was
                           exploring a new line of business in the hotel and casino industry (the "New Line of Business"). At a
                           Special Meeting of Stockholders, which the Company held on December 2, 1997, the Company's stockholders voted on and approved various proposals regarding the New Line of Business and New Business

                                                      CCA Companies Incorporated

                                      Notes to Consolidated Financial Statements

                           Opportunities as described herein:

                           A. Sakhalin Agreement.

                           The Company entered into a stock purchase agreement dated October 24, 1997, (the "Sakhalin Agreement") with SGTI and Sovereign Gaming and Leisure Limited ("Sovereign"), each a limited liability company organized under the laws of Cyprus, pursuant to which the Company would acquire: (i) all of the outstanding shares of SGTI, which includes (a) all of SGTI's rights and interest in a project to develop the Sakhalin Project, and (b) SGTI's ownership interest in 65% of Sakhalin City Centre Ltd. ("SCC"), a closed joint stock company incorporated under the laws of the Russian Federation, which, in turn, holds certain rights, including a guarantee by the city of Yuzhno-Sakhalinsk to issue a gaming license to SCC and (ii) all rights and interest to or in the Sakhalin Project held by Sovereign, including certain operating and project management agreements with respect to the Sakhalin Project (collectively, the "Shares and Rights").

                           On December 12, 1997, the Company, (i) completed the acquisition of 100% of the shares of SGTI, and thus acquired an indirect interest of 65% of SCC, (ii) acquired all rights and interests of Sovereign in certain operating and project management agreements related to the Sakhalin Project, and (iii) issued 2,000,000 shares of its Common Stock to the owners of SGTI. In addition, as required by the Sakhalin Agreement and in consideration of the Shares and Rights, the Company made advances of $3,000,000, which have been eliminated as an intercompany to SGTI. The Company's Common Stock was valued at $5.20 per share on the date the acquisition was completed and as such, the value attributed to the 2,000,000 shares of the Company's Common Stock issued to the owners of SGTI was $10,400,000. In addition, options to purchase 300,000 and 200,000 shares of Common Stock at an exercise price equal to $6.125 per share were issued to two directors. These options were

                                                      CCA Companies Incorporated

                                      Notes to Consolidated Financial Statements

                           valued at $1,091,800 based on the Black-Scholes option pricing model and capitalized as part of the purchase price of SGTI. In connection with the Sovereign project management agreement, the Company issued 200,000 shares of its common stock. The Company's common stock was valued at $5.25 on the date the agreement was entered into. Thus the value attributed to the shares was $1,050,000. Mr. Dallas Dempster, the Company's president, chief operating officer and chief executive officer, was a paid consultant to Sovereign Gaming and Leisure Ltd., which assigned to the Company its 1994 Construction Management Agreement and 1994 Operation Management Agreement with SCC. The Company believes that he did not hold and currently holds no beneficial interest in stock in Sovereign. In September 1998 Mr. Dempster's nominee, Dabus International Limited, for the benefit of his family, was granted non-Plan options to purchase 1,000,000 shares of the Company's common stock at $1.50 per share.

                           The aquisition has been accounted for as a purchase and accordingly the results of operations of SGTI have been included in the Company's consolidated financial statements since the date of acquisition. The excess of the aggregate purchase price over the fair market value of net assets acquired of $10,544,300 is being amortized on a straight line basis over 30 years.

                           The transaction was recorded as follows:

                           Common Stock and options issued                        $11,491,819
                           Construction in Progress Acquired                        3,638,957
                           Liabilities Assumed                                     (3,340,925)
                           Other Assets                                               843,356
                           Acquisition Costs                                          193,885
                           Fair value of Net Assets Acquired                       (1,141,388)
                                                                                  -----------
                           Purchase Price                                         $11,685,704
                                                                                  ===========

                           The following unaudited pro forma summary presents the results of operations of the Company as if the acquisition had occurred on September 1, 1996:

                                                                                           Ten month
                                                                      Year ended        period ended
                                                                   June 30, 1998       June 30, 1997
                        -------------------------------------------------------------------------------
                        Revenues                                $        649,620    $            -
                        Net loss                                $    (12,716,676)        (9,180,487)
                                                                                    $
                        Net loss per share                      $          (1.26)   $         (1.38)
                                                                                    $
                       Weighted Average - Number of common
                        shares outstanding                      $     10,074,166    $     6,667,490

                           The unaudited pro forma assumes the amortization of goodwill amounting to $10,544,300 over 30 years.

                           The Sakhalin Agreement provides that, upon request of the Company, Sovereign agrees to become project manager during the construction phase of the Sakhalin Project, subject to an agreement on reasonable compensation for such services, which shall not exceed 5% of the construction cost of the Sakhalin Project or $5,000,000, whichever is less.










                           B. Development Services Agreement.

                           On October 2, 1997, the Company entered into an agreement (the "Development Services Agreement") with David Chiu ("Chiu"), pursuant to which the Company would, as described below, transfer to Chiu 38.46% of

                                                      CCA Companies Incorporated

                                      Notes to Consolidated Financial Statements

                           the share capital of SGTI and would issue to Chiu one share of convertible junior preferred stock of the Company (the "Convertible Preferred Stock Share") which would convert, under specified conditions and certain circumstances, into 1,500,000 shares of Common Stock of the Company. The Development Services Agreement provides that Chiu will provide certain development services to the Company in connection with the Sakhalin Project, including using his best efforts to procure or secure the necessary debt financing and guarantees for the complete turnkey construction of the Sakhalin Project which financing is to be on mutually acceptable terms. Construction costs for the Sakhalin Project are currently estimated at $100 million. The shares of Common Stock underlying the Convertible Preferred Stock Share and the shares of SGTI to be issued to Chiu in consideration for his services will be issued on the date of mutual execution by the Company or its nominated affiliate of a legally enforceable and binding agreement from a lender, the terms of which are acceptable to the Company, SGTI and SCC, to provide the financing. In the event Chiu is unable to procure or secure the necessary financing and guarantees acceptable to the Company in accordance with the Development Services Agreement, the Convertible Junior Preferred Stock Share issued to Mr. Chiu would not convert into 1,500,000 shares of Common Stock of the Company.

                           Currently, no effect to the 38.46% interest Chiu would receive of the Company has been reflected in the financial statements, since he has not been able to procure the necessary financing.

                           The Company currently does not believe that Chiu will be able to procure the necessary financing and thus is currently exploring other financing options.

                           Furthermore, the Development Services Agreement provides that, in the event that Chiu wishes to sell all or any part of the shares

                                                      CCA Companies Incorporated

                                      Notes to Consolidated Financial Statements

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

                           The Development Service Agreement expired in August 1998.

                           C. Consummation of Sakhalin Agreement and Development
                              Services Agreement.

                           Assuming consummation of each of the transactions contemplated above, the Company and Chiu would own through their respective shares in SGTI, a 40% and 25% interest in SCC, respectively, and the remaining 35% of the interests would continue to be held 20% by the City of Yuzhno-Sakhalinsk and 15% by the Sakhalin Oblast (the regional government).

                           D. Sakhalin Casino Consulting Agreement.

                           On August 14, 1997, the Company entered into an agreement (the "Casino Consulting Agreement") which commenced December 2, 1997 with Star Casinos Limited, (the "Consultant"), whereby the Consultant has agreed to provide consulting and technical services to the Company and any affiliated entities for a period of two years with respect to the development and ongoing operations of the Sakhalin Project casino. Under the terms of the Casino Consulting Agreement, the Consultant will receive (i) a fee of $21,000 per month plus reimbursement of reasonable expenses for the term of the agreement, adjusted pro rata for any partial month of service and (ii) options to purchase 100,000 shares of the Company's Common Stock, at $6.50 per share, with 50% of the options becoming exercisable on each of the first and second anniversary

                                                      CCA Companies Incorporated

                                      Notes to Consolidated Financial Statements

                           dates of the commencement date and expiring on the third anniversary date. Based on the Black-Scholes option pricing model, these options were valued at $140,000. The Company has recorded a consulting charge of $140,000 in connection with the issuance of these options. At the end of the term of the agreement, provided that the Consultant is not in breach of the Casino Consulting Agreement, the Consultant will also be entitled to receive a $250,000 bonus. The Company paid to the consultant $189,000, $42,000 of which was paid prior to entering into the agreement, plus reimbursement of reasonable expenses during the year ended June 30, 1998. The agreement also binds the Consultant to a two-year non-compete, non-solicitation provision. Currently, the Consultant has been appointed as president of the Company's casino division.

                           E. Hotel Management Agreement.

                           On October 2, 1997, the Company entered into an agreement (the "Hotel Management Agreement") with Dorsett Hotels and Resorts International, Ltd. ("Dorsett"), a company 100 percent controlled by Chiu, pursuant to which the Company acts as exclusive operator and manager of certain hotels owned by Dorsett. The Hotel Management Agreement provides for twenty year exclusive operating agreements with respect to the management of eight hotels.

                           The parties amended the Hotel Management Agreement on January 28, 1998, whereby the consideration for Dorsett entering into the Hotel Management Agreement was amended to (i) the issuance to Dorsett up to an aggregate of 800,000 shares and/or options to purchase shares of the Company's Common Stock, upon specific conditions being satisfied and (ii) pay Dorsett $1,000,000. The Amended Hotel Management Agreement appoints the Company as the exclusive operator of the Dorsett Regency, Bali; Dorsett Resort, Seremban; Dorsett Court, Angkor Wat; and Dorsett Hotel, Phuket. Pursuant to the Amended Hotel Management Agreement, the Company has paid Dorsett $1,000,000 but has not

                                                      CCA Companies Incorporated

                                      Notes to Consolidated Financial Statements

                           granted the shares of the Company's Common Stock since the conditions precedent to such issuance have yet to be satisfied.

                           Subsequent to the execution of the Hotel Management Agreement with Dorsett, the Company was notified by Mr. Chiu that Far East Consortium International, Ltd. ("FEC") is the owner of certain hotels included in the October 2, 1997 agreement and as such, would require a separate agreement with the Company under terms and conditions similar to the Dorsett Hotel Management Agreement. On January 25, 1998, the Company entered into an Amendment to the Hotel Management Agreement and a separate agreement (the "FEC Hotel Management Agreement"), with FEC whereby CCA was appointed as exclusive operator and manager of the Dallas Grand Hotel, Dallas; Rockman's Regency, Melbourne; Dorsett Regency, Kuala Lumpur; and Radisson Plaza, Edmonton, in consideration for FEC receiving upon execution of the FEC Hotel Management Agreement, $1,500,000 and the Company granting FEC the right to receive 1,200,000 shares of common stock of the Company at a price of $3.675. The 1,200,000 shares of Common Stock to be granted to FEC are to be granted upon the delivery of a duly executed and legally enforceable hotel management contract relating to the following hotels, 275,000 shares allocated to the Dallas Grand Hotel, 400,000 shares allocated to the Rockman's Regency, 275,000 shares allocated to the Dorsett Regency and 250,000 shares allocated to the Radisson Plaza. Pursuant to the FEC Hotel Management Agreement, the Company has paid FEC $1,500,000 and has issued FEC 950,000 shares of the Company's Common Stock at a price of $3.675. The fair value of the shares granted was $3,491,250.

                           F. Tradename.

                           On January 30, 1998, the Company entered into an agreement with Chiu to acquire all the outstanding common stock of Dorsett Hotel and Resort International Ltd. Dorsett has the rights to the trademarks, tradenames and license rights of the "Dorsett" tradename as well as provides hotels and resorts

                                                      CCA Companies Incorporated

                                      Notes to Consolidated Financial Statements

                           management services. The purchase price of the stocks was $500,000, which was allocated by the Company to the tradename and is being amortized on a straight-line basis over a 20 year period. Amortization expense related to tradename was $12,500 during the year ended June 30, 1998.

                           G. November 1998 Termination and Settlement

                           In connection with problems encountered with the Hotel Management Agreement and the FEC Hotel Management Agreement, the Company had negotiations with the owners of the hotels, Chiu (who was represented to the Company as having been the sole stockholder in Dorsett International) and with representatives of the parties (the "HMA Parties") to the Hotel Management Agreements. A successor to Dorsett Hotels and Resort International Ltd. was that party in the case of the four hotels in Indonesia, (Seremban) Malaysia, Cambodia and Thailand. Far East Consortium International Ltd. was that party in the case of the four hotels in Malaysia (Kuala Lumpur), Australia, Canada and Texas.

                           On November 4,1998 the Company entered into a settlement agreement (the "November Settlement Agreement") with the HMA Parties, Far East Consortium
                           (M) Limited, their subsidiaries and Mr. Chiu. Pursuant to that agreement the Company was paid $450,000 cash, was returned 700,000 shares of Common Stock and retained $1,625,000 theretofore paid the Company as management fees or loans. Various obligations related to the hotel management operations were taken over the other parties. The Company and the other parties to that agreement waived all claims and matters between them and rescinded agreements between them.

                           At June 30, 1998, the carrying value of the related assets was reduced to the fair value based on the terms of the settlement agreement, accordingly, the Company recorded a charge of

                                                      CCA Companies Incorporated

                                      Notes to Consolidated Financial Statements

                           $4,200,000 to write down the carrying amount of the management contract agreements and tradenames.
                           The charge is reflected in the accompanying consolidated statement of operations for the year ended June 30, 1998.

                           Therefore, the remaining balance in the management contract agreements after reflection of the above termination and settlement is as follows:

                           June 30,                                     1998
                           ----------------------------------------------------
                           FEC Hotel Management Agreement           $ 4,991,250

                           Dorsett Hotel Management Agreement         1,000,000

                           Tradenames                                   500,000

                           Acquisition Costs and Other                   27,015
                                                                   ------------
                           Total                                      6,518,265

                           Write-off attributed to Hotel

                           Management Termination Agreement          (4,200,000)
                           ----------------------------------------------------

                                                                      2,318,265
                           Less accumulated amortization                (90,020)
                           ----------------------------------------------------

                                                               $      2,228,245
                           ----------------------------------------------------

                           H. The Suriname Project.

                           On April 30, 1998, the Company entered into an agreement with Parbhoe Handelmij NV, a Surinamese limited liability company, to create a 50-50 percent joint venture company to develop a casino project (the "Suriname Project") in Paramaribo, the capital city of Suriname (the former Dutch Guyana). Pursuant to the agreement, the joint venture company entered into a "Casino Management Agreement" with the Company to manage the casino. According to the terms of the agreement, as of June 30, 1998, the Company has invested approximately $2,566,000 for this project, of which approximately $2,399,000 is included in property, equipment and leasehold improvement. Pursuant to the agreement, the Company maintains title to the property and equipment. Once the joint venture reimburses the Company for the costs of the property and equipment, the title will be transferred to the joint venture. Total

                                                      CCA Companies Incorporated

                                      Notes to Consolidated Financial Statements

                           additional funds which will be required to be advanced by the Company or financing from outside sources to be arranged by the Company is expected to aggregate approximately $3,200,000 including working capital advances to cover initial operating expenses.

                           I. Casino Management Agreement.

                           On April 30, 1998, the
                           Company entered into an agreement (the "Casino Management Agreement") with Suriname Leisure Company A.V.V. (Joint Venture) related to the operations of the Suriname project. The Casino Management
                           Agreement provides for fifteen years exclusive operating agreements with respect to Suriname Palace Casino. The Company pursuant to the terms of the Casino Management Agreement is entitled to a base fee equal to three percent of revenues, as defined, calculated on an annual basis and payable monthly, plus an incentive fee of ten percent of gross operating profits, as defined.

                           Additionally, pursuant to the terms of the agreement, the Company leased the Casino premises from Parbhoe under a fifteen year period ending on February 28, 2013, for a yearly amount of $200,000 subject to increase based on changes in the Suriname Consumer Price Index.

                           J. Budapest Casino Project.

                           On April 3, 1998, the Company's wholly owned subsidiary, Dorsett Hotels & Resorts Inc. ("CCA Dorsett") entered into an agreement as amended with Casino Bahia De Cadiz S.A. ("Cadiz") and Mrs. Teresa Juste Picon, ("Juste") to purchase (i) their 95% interest in the equity of Roulette Kft. ("Roulette"), a Hungarian limited liability company that owns and operates the Orfeum Casino in Budapest, and (ii) receivables of $1.5 million due to Cadiz and Juste under loan agreements and lease agreements with Roulette (the "Budapest Project"). Pursuant to the agreement, as of June 30, 1998, the Company has paid $100,000, included in prepaid and other current assets and has

                                                      CCA Companies Incorporated

                                      Notes to Consolidated Financial Statements

                           loaned $667,000 to Roulette, included in loans receivable-long term. The agreement provides for CCA Dorsett to manage the Orfeum Casino during the period from April 3, 1998, up to the closing of the acquisition. The purchase is subject to (i) the approval of the Hungarian Gaming Supervisory Board
                           (ii) warranties about the business and operations of Roulette and (iii) other normal legal conditions. At the closing CCA Dorsett is required to deliver to Cadiz and Juste $125,000 of CCA Common Stock calculated at $7.00 per share, which equates to 17,857 shares of CCA Common Stock. The sellers are not permitted to sell the Company's common stock for a period of six months following the effective date. On September 16, 1998, the Company completed the acquisition of Roulette.

                           According to the terms of the acquisition agreement, in the case that the average closing market price of the Company's common stock on the last ten (10) trading days preceding March 1, 1999 is less than $7.00 (adjusted market price) per share, the Company shall deliver to the sellers a certain number of additional Company's common stock such that the total market value of (i) the Company's shares delivered to the sellers at the acquisition date plus (ii) those additional Company's shares, calculated using the adjusted market price, shall be equal to $125,000.

                           The acquisition will be accounted for by the purchase method. In addition, the Company paid $45,000 and issued 7,143 of its common stock to a consultant for services performed in connection with the above acquisition.

3.     Description of      In March 1996, the Company entered into a
       Initial Line of     distribution agreement with certain of the Groupe
       Business            Conserver entities for the exclusive marketing and
                           distribution rights to Conserver 21(Trademark) products in the United States and Canada. Conserver
                           21(Trademark) products are designed to preserve food and flowers. Groupe Conserver had obtained such rights from Conserver XXI (see Note 12) in May 1995.
                           The

                                                      CCA Companies Incorporated

                                      Notes to Consolidated Financial Statements

                           agreement was amended in October 1996. Upon learning of a dispute between Conserver XXI and Groupe Conserver, which threatened the Company's supply of Conserver 21(Trademark), the Company entered into an agreement with Conserver Purchasing Corporation ("CPC") an unaffiliated Delaware corporation, whereby the Company, through CPC would have been able to acquire substantially identical marketing and distribution rights from Conserver XXI in the event Groupe Conserver could not deliver the product. Pursuant to the agreement between the Company and CPC dated October 9, 1996, and subsequently amended on December 31, 1996, the Company lent CPC up to $375,000 for the purpose of enabling CPC to acquire inventory of Conserver 21(Trademark). These loans, which were payable on demand, bearing interest at a rate of 8% per annum were collateralized by a lien on CPC's inventory of Conserver 21(Trademark). In June 1997, the Company accepted inventory as full payment on the loans.

                           Due to the establishment of insolvency proceedings in Brussels regarding Conserver Investments, S.A., the controlling entity of Groupe Conserver and Groupe Conserver's loss of its rights from Conserver XXI, the Company terminated its distribution agreement with Groupe Conserver in March of 1997.

                           In March 1997, the Company entered into a Distribution Agreement with Agrotech 2000, S.L., ("Agrotech"), a company whose principal shareholder controlled Conserver XXI, establishing the Company as the exclusive licensee of the right to import, promote, distribute, market and otherwise commercially exploit Conserver 21(Trademark) products in the United States and Canada through March 2022, subject to extension. The Company also holds the option and a right of first refusal to exercise such exclusive rights throughout the world. Pursuant to the terms of the Distribution Agreement, if the Company fails to purchase a minimum of $2,000,000 of Conserver 21(Trademark) products between April 1997 and April 1998, or fails to meet the minimum annual

                                                      CCA Companies Incorporated

                                      Notes to Consolidated Financial Statements

                           purchase goals, when established, Agrotech may sell Conserver 21(Trademark) to other customers in the United States and Canada. The Company failed to meet the Initial Purchase Commitment or the subsequent purchase commitments under the Distribution Agreement, thus the Company could lose its exclusive rights to sell Conserver 21(Trademark) in the United States and Canada.

                           Pursuant to the Distribution Agreement, Agrotech has the right to borrow up to $1,000,000 from the Company as of May 1, 1997 and up to an additional $500,000 commencing ninety days after the initial public offering (Note 4). In connection with such rights, a director of the Company advanced $500,000 to Agrotech on behalf of the Company in May of 1997. The Company repaid the advance to the director and interest thereon at 10%, out of the proceeds from the public offering. An additional $500,000 was advanced from the Company in June 1997, resulting in a $1,000,000 loan balance at June 30, 1997. The Company has provided a full reserve against the receivable balance. Under the terms of the Distribution Agreement the Company may be obligated to extend an additional loan of $500,000 to Agrotech.

                           The Company experienced problems with respect to the pricing and packaging of the Conserver 21(Trademark) product and in conjunction with discussions to resolve these issues with Agrotech, the Company commenced efforts to identify alternative sources of products similar to Conserver 21(Trademark). After extensive research, the Company identified one other product that, from independent tests, the Company believes is as efficacious as Conserver 21(Trademark). With this product identified and as a result of unsuccessful efforts to negotiate a viable business arrangement with Agrotech, the Company notified Agrotech of its intention to terminate their distribution agreement.

                           Because of the situations experienced with Agrotech, the Company

                                                      CCA Companies Incorporated

                                      Notes to Consolidated Financial Statements

                           entered into a loan agreement with CPC due to CPC's identification of a similar product.

                           CPC entered into two agreements, each dated December 9, 1997, with Sitedev S.a.r.l. ("Sitedev"), the owner of the French company Atmos Concept S.A. ("Atmos"), which manufactures this alternative similar product. The Company believes, although there can be no assurance, that the Atmos product does not infringe upon the patents of Conserver 21(TM) held by Agrotech. While the Company is not a party to either of these agreements with Sitedev, the Company has the option, in its sole discretion, to require CPC to assign all of its rights under these two agreements to the Company and to purchase the Atmos shares from CPC at the same price and on the same terms and conditions as CPC purchased such shares from Sitedev.

                           Under the first agreement, CPC acquired 51% of the shares of Atmos in return for advancing $400,000 to Atmos upon execution of the first agreement on December 9, 1997, and agreed to advance an additional $250,000 to Atmos which it did during fiscal 1998. The agreement requires Atmos to use all such funds to discharge certain of its debts and obligations.

                           The Company advanced $400,000 to CPC under a loan agreement dated December 5, 1997, to fund CPC's initial payment required under the first agreement, (see below) and in February 1998, advanced the additional $250,000 to CPC for the remaining payments required under the first agreement. The Company through June 30, 1998 advanced to CPC an additional $970,000 for inventory purchases, overhead requirements and to discharge additional existing obligations, bringing the total advances to CPC for funding Atmos to an aggregate amount of $1,620,000, included in loans receivable-long term. According to the loan agreement between the Company and CPC, if CPC is unable to repay any of the loans made to it by the Company, the Company has the right to

                                                      CCA Companies Incorporated

                                      Notes to Consolidated Financial Statements

                           exercise the option to acquire Atmos in order to recoup the value of its loans to CPC. Because of the current economic conditions of Atmos, the Company has provided a $1,620,000 reserve against the receivable balance from CPC and currently does not plan to exercise its option to acquire Atmos.

                           The Company's option is to acquire from CPC its 51% stock ownership in Atmos for the same price CPC paid the Atmos stockholders to acquire 51% of the Atmos stock. That price was $1,650,000, payable $650,000 in cash to Atmos to discharge existing obligations and the balance, to the Atmos stockholders, in the Company's Common Stock valued at $1,000,000 contingent upon delivery of the patents on the Atmos product. In October 1998, the Company's Common Stock was issued but not delivered to the Atmos stockholders. The Company's Common Stock is being held by the Company to secure CPC and the Company against breach of the same warranties as were made by Atmos and its stockholders to CPC. CPC has asserted that those warranties have been breached because, among other things, the debt and other obligations of Atmos exceed the limits warranted. Consequently, the Company does not currently plan to exercise its option to acquire CPC's 51% interest in Atmos.

                           The Atmos product, like Conserver 21(Trade Mark), has not been successfully commercialized, and there can be no assurance that the Atmos product can be successfully commercialized. Successful commercialization of the Atmos product is subject generally to similar difficulties and uncertainties that commercialization of Conserver
                           21(Trade Mark) faces.

                                                      CCA Companies Incorporated

                                      Notes to Consolidated Financial Statements

                           Loans receivable long-term is made up of the following at June 30:

                                                     1998             1997
                           -----------------------------------------------------
                           CPC                 $   1,620,830    $           -
                           Roulette (Note 2)         667,085                -

                           Agrotech                1,000,000        1,000,000
                           -----------------------------------------------------

                                                   3,287,915        1,000,000
                                                  (2,620,830)      (1,000,000)
                           -----------------------------------------------------

                                               $     667,085    $           -
                           -----------------------------------------------------

4.     Initial Public      Since inception through November 1996, the Company
       Offering            raised capital necessary for its business development
       and Private         through debt and equity private placements.
       Placements
                           In June 1997, the Company completed its initial public offering in which it received net proceeds of approximately $8,859,000 from the sale of 2,200,000 shares of its common stock, $0.001 par value (the
                           "Common Stock") at a per share price of $5.00. In
                           July 1997, the Company's underwriter exercised its over-allotment option to purchase an aggregate of 330,000 shares of Common Stock at $5.00 per share, resulting in the Company receiving additional net proceeds of approximately $1,448,000. Aggregate net proceeds to the Company from the IPO amounted to approximately $10,307,000. Also in connection with the IPO, the underwriters obtained, Underwriters'
                           Warrants to purchase 220,000 shares of Common Stock exercisable for a period of four years at $8.25 per share.

                           During the year ended June 30, 1998, proceeds from the IPO were used to retire the convertible debentures in the amount of $175,000 (Note 6).

                           In November 1997, the Company commenced efforts to raise additional capital to fund its New Line of Business and New Business Opportunities (Note 2). The Company completed its private placement offering in February 1998 and received net proceeds in the aggregate of approximately $8,955,000 from the

                                                      CCA Companies Incorporated

                                      Notes to Consolidated Financial Statements

                           sale of 2,044,763 shares of its Common Stock at a per share price of $5.14. Also in connection with the offering, the agent obtained warrants to purchase 715,678 shares of Common Stock exercisable for a period of four years at $5.14 per share.

                                                      CCA Companies Incorporated

                                      Notes to Consolidated Financial Statements

5.     Property,           At June 30, 1998 and 1997 property, equipment and
       Equipment and       Leasehold improvements consist of the following:
       Leasehold
       Improvements

                           June 30,                                       1998          1997
                           -------------------------------------------------------------------
                           Office equipment                      $     243,151  $     24,150
                           Slots equipment                           1,010,644             -
                           Computer equipment                           18,964             -
                           Vehicle                                       6,500             -
                           Leasehold improvements                    1,322,190             -
                           Construction in progress (Note 2)         4,783,333             -
                           -------------------------------------------------------------------

                                                                     7,384,782        24,150
                           Less:  accumulated depreciation             (17,903)       (2,164)
                           -------------------------------------------------------------------

                                                                 $   7,366,879  $     21,986
                           -------------------------------------------------------------------


6.     Convertible         In September and November 1996, the Company issued
       Debentures          one-year 10% convertible subordinated debentures in
                           the aggregate amount of $750,000. The debentures and accrued interest are convertible into common shares at $5.00 per share. During the year ended June 30, 1998, the holders of $175,000 of debentures were repaid, $210,000 of debentures were cancelled against a loan receivable and holders of $365,000 of the remaining debentures elected to convert their notes to shares of common stock. In connection with the sale of the debentures, the Company issued 62,504 shares of its common stock valued at $312,500 which was accounted for as debt discount and charged to expense.

7.     Loan to D & M       In August 1997, the Company made a $210,000 loan to
       Investments         D&M Investments, Inc. due September 24,1997 and
                           bearing interest at 10% per annum. This loan was subsequently paid by the cancellation of debentures.

                                                      CCA Companies Incorporated

                                      Notes to Consolidated Financial Statements


8.     Income Taxes        At June 30, 1998, the Company had net operating loss
                           carryforwards (NOL) of approximately $1,601,329 which expire through 2013. In the event of a change in ownership of the Company, the utilization of the NOL carryforward will be subject to limitation under certain provisions of the Internal Revenue Code.
                           Deferred income taxes are comprised of the following at June 30, 1998.


                           ----------------------------------------------------------------
                           Start-up expenses capitalized for tax purposes   $    2,693,602
                           Compensation changes in connection with issuance
                            of options and warrants                              2,593,073
                           Bad debt reserve versus write-off method                995,915
                           Write-down of management contracts                      456,000
                           Net operating loss carryforward                         608,505
                           Other                                                    (1,425)
                           ----------------------------------------------------------------

                           Gross deferred tax asset                              7,345,670
                           Deferred tax asset valuation allowance               (7,345,670)
                           ----------------------------------------------------------------

                           Net deferred tax asset                           $            -
                           ----------------------------------------------------------------

                           Realization of any portion of the Company's deferred tax asset at June 30, 1998 is not considered to be more likely than not and accordingly a $7,345,670 valuation allowance has been provided.

                           Until June 30, 1997 the Company, for tax purposes, does not have any operations, or net operating loss, as its expenses are preoperating and accordingly were capitalized and amortized when operations commence.

9.     Financial           The carrying amounts of financial instruments
       Instruments         including loans receivable, accounts receivable,
                           accounts payable and debt approximates fair value.

10.    Related Party       The Company incurred approximately $546,000, $149,000
       Transactions        and $75,000, in legal fees to a related party during
                           the year ended June 30, 1998, during the ten month period ended June 30, 1997 and from March 6,
                           (inception) through August 31, 1996, respectively, including free legal services amounting to $60,000, in the ten month period ended June 30, 1997 which amounts were recorded as additional paid-in capital.
                           No such services were provided for

                                                      CCA Companies Incorporated

                                      Notes to Consolidated Financial Statements

                           the year ended June 30, 1998.

                           During the year ended June 30, 1998, the Company issued 187,500 options valued at $285,619, based on the Black-Scholes option pricing model to two of its legal counsels in lieu of a cash payment. The value of the options is being amortized as legal expense, $171,000 for the year ended June 30, 1998 as counsel renders services.

                           During 1998 and 1997, the Company made payments of $91,000 and $70,000, respectively, for two properties owned by the Chairman of the Board of Directors which are used as offices by the Company in New York and London.

                           Additionally, during the year ended June 30, 1998, the Company purchased a life insurance policy for the benefit of the Chairman of the Board. The premium of approximately $40,000 has been charged to operations.

11.    Commitments       The Company rents office space and facilities under
       and               non-cancelable leases through February 2013. The
       Contingencies     minimum future rental commitment for leases in effect
                         at June 30, 1998 approximates the following:

                         Years ending June 30,
                         -------------------------------------------------------
                         1999                                $         324,500
                         2000                                          303,200
                         2001                                          300,700
                         2002                                          299,200
                         2003                                          224,800
                         Thereafter                                  1,933,300
                         -------------------------------------------------------
                                                             $       3,385,700
                         -------------------------------------------------------

                           Rent expense for the year ended June 30, 1998, for the ten months ended June 30, 1997 and from March 6 (inception), through August 31, 1996 was $238,478, $127,574 and $9,552, respectively.

                           During the year ended June 30, 1998, the Company entered into a

                                                      CCA Companies Incorporated

                                      Notes to Consolidated Financial Statements

                           commitment for the construction of the Suriname Palace Casino (Note 2). The commitment is for leasehold improvements related to the casino. At June 30, 1998, the Company has open commitments related to this project for approximately $2,200,000.

                           Employment Contract. The Company entered into a three-year employment contract with Charles H. Stein, President and Chief Executive Officer of the Company which took effect upon the consummation of the Company's initial public offering of securities. Mr. Stein is also a member of the Board of Directors. The contract provides for an annual salary of an amount not less than $125,000 and a three-year noncompete clause upon termination.

                           During the year ended June 30, 1998 and during the periods ended June 30, 1997 and August 31, 1996, Mr. Stein did not receive a salary. Accordingly, the Company recorded compensation charges in those periods for an amount based upon his employment agreement and as contribution to capital. Salary expense recorded for the year ended June 30, 1998, for the ten months ended June 30, 1997 and for the period from March 6 (inception) through August 31, 1996 was $90,000, $105,000 and $65,000, respectively.

12.    Stock Options       The Company has a fixed stock option plan and
       and Warrants        non-plan options which are described below. The
                           Company applies APB Opinion 25, Accounting for Stock
                           Issued to Employees, and related interpretations in accounting for employee stock options. Under APB
                           Opinion 25, because the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation cost is recognized.

                           The Company's 1996 Stock Option Plan (the "Plan") was adopted in November 1996, and amended in December 1996, April 1997

                                                      CCA Companies Incorporated

                                      Notes to Consolidated Financial Statements

                           and December 1997. Under the Plan, which authorizes the granting of incentive stock options or nonincentive stock options, the maximum number of shares of common stock for which options may be granted is 5,000,000 shares. As of June 30, 1998, 2,272,500 options to purchase shares of common stock had been granted under the Plan.

                           During fiscal 1998, for the ten month period ended June 30, 1997 and for the period from March 6 to August 31, 1996, the Company granted 240,000, 660,000 and 25,000 options respectively to consultants for services rendered or to be rendered. Exercisable price for these options range from $5.19 to $6.50 per share. These options expire four years after their issuance. In connection with these options the Company has recorded a charge to consulting fees with a corresponding credit to additional paid in capital in the amount of $386,000, $513,000 and $112,000, respectively.

                           In connection with the private placements done by the Company during the ten month period ended June 30, 1997, the Company issued to investors 500,000 options. The exercise price for these options was $2.00 and they expire in April 2001.

                           Generally, options granted have maximum terms of not more than four years and are not transferable. Options are exercisable, one-third on the first anniversary of such grant, one-third on the second anniversary and the final one-third on the third anniversary of such grant. However, options granted under the Plan shall become immediately exercisable if the holder of such options is terminated by the Company or is no longer a director of the Company, as the case may be, and subsequent to certain events which are deemed to be a "change in control" of the Company.

                           The Plan provides for adjustments in the number and type of shares covered by the Plan and options granted thereunder in the event of any reorganization, merger, recapitalization or certain other transactions involving the Company.

                           In fiscal 1998 and 1997, the Company granted a total of 350,000

                                                      CCA Companies Incorporated

                                      Notes to Consolidated Financial Statements

                           and 550,000 options to directors, respectively. These options vest one-third upon the date of grant and one third each upon the next two anniversaries of the date of grant and are exercisable from $5.00 to $6.50. These option expire four years after their issuance. In connection with these options the Company has recorded a charge to operations with a corresponding credit to additional paid in capital in the amounts of $386,000 and $700,000 respectively. Additionally, in fiscal 1998, 1997, and for the period from March 6 to August 31, 1996, 140,000, 125,000 and 110,000, options were issued to employees respectively. These options vest one-third upon the date of grant and one-third each upon the next two anniversaries of the date of grant, which options are exercisable from $5.19 to $6.13.

                           FASB Statement 123, "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net income (loss) and net income (loss) per share as if compensation cost for the Company's employee stock options had been determined in accordance with the fair value based method prescribed in FASB Statement 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                           June 30,     June 30,    August 31,
                           Period ended                        1998         1997          1996
                           -------------------------------------------------------------------
                           Risk free interest rate               6%           7%            6%
                           Expected life                  3-4 years    4-6 years       3 years
                           Expected volatility                   .5           .3            .3
                           Dividend yield                       0.0          0.0           0.0

                           Under the accounting provisions of FASB Statement 123, the Company's pro forma net loss and loss per share would have been as follows:

                                                      CCA Companies Incorporated

                                      Notes to Consolidated Financial Statements

                                                                          June 30,        June 30,     August 31,
                           Period Ended                                       1998            1997           1996
                           -----------------------------------------------------------------------------------------
                           Pro forma net loss
                               As reported                           $ (12,543,072)  $  (8,562,067)  $ (1,387,071)
                               Pro forma                               (12,770,747)     (8,599,459)    (1,395,993)
                           -----------------------------------------------------------------------------------------

                           Pro forma net loss per common share
                             basic and diluted
                               As reported                           $       (1.37)  $       (1.83)  $       (.32)
                               Pro forma                                     (1.39)          (1.84)          (.32)
                           -----------------------------------------------------------------------------------------

                           A summary of the status of the Company's fixed stock option plan and non-plan options as of June 30, 1998, 1997 and August 31, 1996, and changes during the periods then ended is presented below:

                                                           June 30, 1998         June 30, 1997         August 31, 1996
                                                        --------------------  ---------------------  --------------------
                                                                   Weighted-              Weighted-             Weighted-
                                                                    Average                Average               Average
                                                                   Exercise               Exercise              Exercise
                                                          Shares      Price     Shares       Price     Shares      Price
                           -----------------------------------------------------------------------------------------------
                           Outstanding at beginning     1,970,000   $  4.02     135,000  $    1.67          -   $      -
                           of period
                           Granted                      1,217,500      5.85   1,835,000       4.18    135,000       1.67
                           Exercised                       (7,881)     2.00          -           -          -          -
                           Forfeited                       (2,119)     2.00          -           -          -          -
                           -----------------------------------------------------------------------------------------------

                           Outstanding at end of        3,177,500      4.72   1,970,000       4.02    135,000       1.67
                           period

                           -----------------------------------------------------------------------------------------------
                           Options exercisable at
                           end of period                1,803,333      4.18   1,408,333       3.92          -          -
                           Weighted-average fair
                           value of options granted
                           during the period                    -   $  2.08           -   $    3.75         -   $   1.30
                           -----------------------------------------------------------------------------------------------

                           The following table presents information relating to stock options outstanding at June 30, 1998:

                                                      CCA Companies Incorporated

                                      Notes to Consolidated Financial Statements

                                                           Options Outstanding                Options Exercisable
                                                 -----------------------------------------  ------------------------
                                                                  Weighted-       Average                  Weighted-
                                       Range of                     Average     Remaining                   Average
                                       Exercise                    Exercise       Life in                  Exercise
                                          Price       Shares          Price         Years       Shares        Price
                                   ---------------------------------------------------------------------------------
                                     $ .50-$2.00     625,000  $        1.70          2.65      575,000   $     1.80
                                     $   5-$6.50   2,552,500           5.45          3.05    1,228,333         5.29
                                   ---------------------------------------------------------------------------------

                                                   3,177,500  $        4.72          2.97    1,803,333   $     4.18
                                   -----------------------------------------------------------------------------------

                           As of June 30, 1998, 2,727,500 options are available for future grant under the Plan.

                           Subsequent to year end 6,000 options were exercised at a price of $.50.

                           Warrants

                           At June 30, 1998, the Company had warrants amounting to 2,260,678 outstanding. No warrants have been exercised. All warrants are exercisable on the day of grant.

                           During the year ended June 30, 1998, the Company issued to a consultant four year warrants to purchase 100,000 shares of the Company's common stock at $6.50 per share. The warrants were valued at $272,500 based on the Black-Scholes option pricing model and were charged to operations for the year ended June 30, 1998.

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

                                                      CCA Companies Incorporated

                                      Notes to Consolidated Financial Statements

                           offering. At the time the warrants were issued, 20,000 shares of previously issued common stock were surrendered to the Company.

                           During the periods ended June 30, 1998 and 1997, the Company issued 715,678 and 220,000 warrants to purchase shares of the Company's common stock at exercise prices of $5.14 and $8.25 per share, in connection with its public offering and private placement, respectively, (See Note 4).

                           In June 1997, the Company issued to consultants warrants to purchase 350,000 shares of common stock at $5.75 per share. The warrants were valued at approximately $705,000 and were charged to operations for the ten months ended June 30, 1997.

                           Common Stock

                           The Company has reserved 5,438,178 shares of common stock for exercise of options and warrants.

13.    Stockholders'       On December 2, 1997, at a special meeting of the
       Equity              stockholders, an amendment was approved to the
                           Company's Certificate of Incorporation which increase the number of (1) authorized common stock from 30,000,000 shares to 50,000,000 and (2) authorized preferred stock from 5,000 shares to 5,000,000 shares.

                           In connection with the organization of the Company, 1,666,667 shares of common stock were subscribed to by Conserver Investments, S.A. (Note 3) which together with certain of its affiliates are referred to hereinafter as the "Groupe Conserver."

                           The Company, in a series of negotiated transactions repurchased 1,366,667 shares of such common stock for an aggregate sum of $1,800,000. The remaining 300,000 shares of common stock were transferred in November 1996 to two persons designated by the Company, each of whom are nonaffiliates of both the Company

                                                      CCA Companies Incorporated

                                      Notes to Consolidated Financial Statements

                           and Groupe Conserver or any of their directors, officers or employees.

                           In November 1996, the Board of Directors approved a
                           2.128874 for 1 stock split. In December 1996, the Board of Directors approved a 1.066194 for 1 stock split. Subsequently, in April 1997, the Board of Directors approved a reverse stock split to cancel the effect of the aforementioned two stock splits. All of the above splits have been retroactively reflected in the accompanying consolidated financial statements.

14.    Business Segment    The Company's operations have been classified into
       Information         three business segments:

                              Food preservation, hotel and management agreements and casino operations. The food preservation includes the development, selling and marketing of the product. The hotel and management agreements include the management and exclusive operations of certain hotels. The casino operations include the development and management of certain casinos.

                              Operating loss by segment is total operating revenue less expenses which are deemed to be related to the unit's operating revenue. Identifiable assets by segment are those assets that are used in the operation of that unit. Corporate assets consist principally of cash and equivalents, prepaid expense and leasehold improvements related to the corporate unit.

                              As further disclosed in Note 2, the Company diverted its operations during fiscal 1998. Summarized financial information by business segment for the year ended June 30, 1998 are as follows:

                                                      CCA Companies Incorporated

                                      Notes to Consolidated Financial Statements

                                                                                          Year ended
                                                                                       June 30, 1998
                           ----------------------------------------------------------------------------
                           Revenues:
                               Food preservation                                   $           9,900
                               Hotel and management agreements                               639,700
                               Casino operations                                                   -
                               Corporate                                                           -
                           ----------------------------------------------------------------------------
                           Total revenues                                          $         649,600
                           ----------------------------------------------------------------------------
                           Operating Loss:
                               Food preservation                                   $       2,878,800
                               Hotel and management agreements                             5,558,500
                               Casino operations                                           1,374,900
                               Corporate                                                   2,944,700
                           ----------------------------------------------------------------------------
                           Total operating loss                                    $      12,756,900
                           ----------------------------------------------------------------------------
                           Depreciation and Amortization:
                               Food preservation                                   $               -
                               Hotel and management agreements                               225,200
                               Casino operations                                             120,000
                               Corporate                                                      32,800
                           ----------------------------------------------------------------------------
                           Total depreciation and amortization                     $         378,000
                           ----------------------------------------------------------------------------
                           Capital Additions:
                               Food preservation                                   $               -
                               Hotel and management agreements                             2,734,900
                               Casino operations                                           5,111,100
                               Corporate                                                      86,800
                           ----------------------------------------------------------------------------
                           Total capital additions                                 $       7,932,800
                           ----------------------------------------------------------------------------
                           Identifiable Assets:
                               Food preservation                                   $               -
                               Hotel and management agreements                            28,301,400
                               Casino operations                                          26,085,500
                               Corporate                                                   1,578,900
                               Eliminations                                              (32,008,600)
                           ----------------------------------------------------------------------------
                           Total assets                                            $      23,957,200
                           ----------------------------------------------------------------------------

                           The Company's main operations are located in the following foreign geographic regions: Cyprus, Russian Federation, Suriname and Budapest.

                           At June 30, 1998, Identifiable assets by geographical region are as follows:

                              Russian Federation                            $ 16,033,589
                              Suriname                                         2,877,204
                              Other (net of eliminations in the
                               amount of $25,772,554)                          5,046,407
                                                                             -----------
                                                                             $23,957,200
                                                                             ===========

15.    Schedule of         Valuation accounts during the year ended June 30,
       Valuation           1998 and for the ten month period ended June 30,
       Accounts            1997 are as follows:

                                                                 Year ended         Ten month period
                           Allowance for Loans Receivable       June 30, 1998      ended June 30, 1997
                           ------------------------------       -------------      -------------------
                          Beginning balance                      $1,000,000          $         -
                          Provision                               1,620,830            1,000,000
                                                                 ----------          -----------
                          Ending balance                         $2,620,830          $ 1,000,000
                                                                 ==========          ===========

                                                      CCA Companies Incorporated

                                      Notes to Consolidated Financial Statements

16.    Subsequent          On September 10, 1998, the Company entered into an
       Events              agreement with Parbhoe's Handelmij N.V. in which the
                           Company borrowed $600,000 from Parbhoe for working capital purposes. Interest rate on this loan is at 3% per month and the loan shall be payable out of the net operating income (as defined) of Suriname Leisure
                           Company. In connection with this credit agreement, the Company issued 250,000 shares of its common stock for cash which were valued at $2.00 per share, having a restricted lock-up period of six months.
                           Additionally, the Company issued one year warrants for the purchase of 25,000 shares of common stock at $2.00 per share. The warrants are exercisable at any time within the one year period.

                           On September 14, 1998, the Company's Board of Directors agreed to reprice the exercise price of 1,907,500 stock options and warrants previously granted to directors, officers and employees at prices ranged from $5.00 to $6.50, to $1.50. Additionally, the Board of Directors also approved the issuance of 1,500,000 options to acquire shares of common stock at a price of $1.50 per share. These options will expire four years, from the grant date. These options will be issued to:

                           Dallas Dempster, President and
                            Chief Executive Officer                   $1,000,000
                           Charles Stein, Chairman of the Board          100,000
                           Jay Haft, Director                            100,000
                           Jonathan Caplan, Director                     100,000
                           James Stanton, Director                       100,000
                           Miles Greenberg, Chief Financial Officer       75,000
                           Consultants                                    25,000

                           Also 35,000 options issued to a consultant were repriced from $5.00 to $1.50 and the exercise date was extended from August 16, 1998 to August 16, 1999.

                           On September 23, 1998, the Company entered into a letter of intent with JSC Rosneftegazstroy ("RNGS"), which is a large Russian construction company. The letter of intent may lead to RNGS guaranteeing the financing of the full cost of a turn-key construction contract on the Company's Sakhalin Project, (Note 2) for which RNGS would be the major subcontractor. The letter of intent also contemplated joint development of a hotel management business in the Russian Federation and the Commonwealth of Independent States through a RNGS management subsidiary to be acquired by the Company. The consummation of any of those transactions is still conditional on substantial further negotiations and agreements with RNGS and others as well as the approval of

                                                      CCA Companies Incorporated

                                      Notes to Consolidated Financial Statements

                           the Company's Board of Directors and stockholders. If fully consummated as described in the letter of intent, the Company would arrange for RNGS to obtain a 51% interest in the Sakhalin Project in consideration of the guarantee, and the Company would issue 3,000,000 shares of its common stock for the acquisition of the hotel management company. The 51% interest in the Sakhalin Project could be exchanged at the option of the Company or RNGS for the Company's issuance of additional shares of its common stock which, together with the three million shares would give RNGS 51% of the common stock of the Company to be thereupon outstanding.

                           On September 30, 1998, 89,000 shares of the Company's Common Stock were issued to Maritime Services Corporation, the building contractor for the Suriname casino currently under construction (Note 2). These shares were issued at a price of $2.25 per share or $200,250, which Maritime agreed to accept as consideration and payment towards its construction contract with the Joint Venture.

                           On December 3, 1998, the Company received $300,000 from two investors for the purchase of 400,000 shares of the Company's Common Stock at market value ($0.75 per share). In addition, the Company agreed to issue warrants to purchase 200,000 shares of the Company's Common Stock, at $1.00 per common share. Once issued the warrants are exercisable immediately and will expire four years from the issuance date.