Form 10-Q
period 1998-09-30
CCA COMPANIES INC
filed 1998-12-16
CIK 1026671

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

                                -------------

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
                              ------------  ------------

                         Commission File No. 0-22191

                         CCA COMPANIES INCORPORATED
                -------------------------------------------
                         (Exact Name of Registrant)

           Delaware                                          65-0675901
-------------------------------                       -----------------------
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

                               (305) 444-3888
                         ---------------------------
            (Registrant's Telephone Number, Including Area Code)

                                     N/A
                               ---------------
            (Former Name, Former Address and Former Fiscal Year,
                        if changed Since Last Report)

     Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes [ X ]    No. [   ]

     State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date.

            Class                            Outstanding at November 30, 1998
        ------------                         --------------------------------

 Common Stock, $.001 par value                      11,793,925 shares

                         CCA COMPANIES INCORPORATED

                             INDEX TO FORM 10-Q

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 1998
         and September 30, 1998 (unaudited)....................................1

Condensed Consolidated Statements of Operations for the Three
         Months ended September 30, 1997 (unaudited),
         the Three Months ended September 30, 1998 (unaudited).................2

CondensedConsolidated Statements of Cash Flows for the Three Months ended
         September 30, 1997 (unaudited) and for the Three Months ended
         September 30, 1998 (unaudited)........................................3

Notes to Condensed Consolidated Financial Statements...........................4

Item 2.     Management's Discussion and Analysis of
            Financial Conditions and Results of Operations.....................8

PART II. OTHER INFORMATION

Item 2.     Changes in Securities and Use of Proceeds.........................16

Item 6.     Exhibits and Reports on Form 8-K..................................17

SIGNATURES ...................................................................18

                        PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

                         CCA COMPANIES INCORPORATED

                    CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS                                                                          June 30,           September 30,
                                                                                  1998                1998
                                                                             -------------         ------------
                                                                                                   (Unaudited)
CURRENT ASSETS:
Cash and cash equivalents                                                     $  1,699,028         $    495,932
Accounts receivable                                                                342,987              701,163
Prepaid and other current assets                                                   520,181              368,006
                                                                              ------------         ------------
     Total current assets                                                        2,562,196            1,565,101

Loans receivable                                                                   667,085
Deposits on assets to be acquired                                                  422,015
Construction in progress                                                         5,107,333            4,466,221
Excess cost over fair value of assets acquired, net                             10,366,442           10,278,574
Property, equipment and leasehold improvements, net                              2,583,546            5,603,457
Management contract agreements, net                                              2,228,245            2,162,860
Other assets                                                                        20,300              181,690
                                                                              ------------         ------------

     TOTAL                                                                    $ 23,957,162         $ 24,257,903
                                                                              ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses                                            1,630,805            2,202,207
Notes payable - current                                                                               1,345,000
                                                                              ------------         ------------
    Total current liabilities                                                    1,630,805            3,547,207

Notes payable - long term                                                                               600,000
                                                                              ------------         ------------
                                                                                 1,630,805            4,147,207
                                                                              ------------         ------------
Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock, par value $.01, 5,000,000 shares
     authorized, 1 share issued and outstanding
Common stock, par value $.001; 50,000,000 shares                                    11,997               12,361
     authorized; 11,996,048 and 12,361,048 shares issued and
     outstanding at June 30, 1998 and September 30, 1998, respectively
Additional paid-in capital                                                      44,806,570           46,231,455
Currency translation adjustments                                                                     (1,284,048)
Accumulated deficit                                                            (22,492,210)         (24,849,072)
                                                                              ------------         ------------
     Total stockholders' equity                                                 22,326,357           20,110,696
                                                                              ------------         ------------

     TOTAL                                                                    $ 23,957,162         $ 24,257,903
                                                                              ============         ============

See notes to condensed consolidated financial statements.

                         CCA COMPANIES INCORPORATED

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                             For the Three        For the Three
                                                Months               Months
                                                Ended                Ended
                                             September 30,        September 30,
                                                1998                  1997
                                             ------------         ------------

REVENUES                                     $    785,969         $      5,470

OPERATING EXPENSES:
Marketing and sales                                86,132              102,312
General and administrative                      2,233,081            1,112,657
Compensation charges in connection with
    issuance of options and warrants              750,000              228,000
                                             ------------         ------------

    Total operating expenses                    3,069,213            1,442,969
                                             ------------         ------------

(LOSS) FROM OPERATIONS                         (2,283,244)          (1,437,499)

OTHER INCOME (EXPENSE):
Interest income                                     6,595              103,552
Interest expense                                  (80,213)             (73,278)
                                             ------------         ------------
    Total other income (expense)                  (73,618)              30,274
                                             ------------         ------------

NET (LOSS)                                   $ (2,356,862)        $ (1,407,225)
                                             ============         ============

NET (LOSS) PER SHARE OF
    COMMON STOCK                             $      (0.19)        $      (0.21)
                                             ============         ============

WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES AND COMMON SHARE
    EQUIVALENTS OUTSTANDING                    12,117,715            6,744,737
                                             ============         ============

See notes to condensed consolidated financial statements.

                         CCA COMPANIES INCORPORATED

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (Unaudited)

                                                               For the Three       For the Three
                                                                  Months               Months
                                                                  Ended                Ended
                                                               September 30,       September 30,
                                                                   1998                1997
                                                               -------------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss)                                                     ($2,356,862)        ($1,407,225)
Adjustments:
  Compensation expense in connection with issuance of              750,000             228,000
     stock options and warrants
  Depreciation and amortization                                    222,080              70,154
  Compensation expense relating to officer's salary                                     30,000
  Legal services provided by shareholder without charge             32,987              41,500
  Consulting services provided for common stock                                         26,250
  Changes in current assets and current liabilities:
     Accounts receivable                                          (358,176)             (9,331)
     Prepaid expenses and other current assets                     185,162             (16,686)
     Accounts payable and accrued expenses                       1,916,991             236,475
                                                               -----------         -----------

Total adjustments                                                2,749,044             606,362
                                                               -----------         -----------

Net cash provided (used) by operating activities                   392,182            (800,863)
                                                               -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, equipment and leasehold improvements                  (3,088,737)            (33,643)
Deposits on assets applied to purchase                             422,015
Funds used for acquisitions and development                       (543,624)
Cash funds acquired from acquisition                               264,818
Funds used for loans and notes receivable                                             (541,041)
                                                               -----------         -----------

Net cash (used) by investing activities                         (2,945,528)           (574,684)
                                                               -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds form public offering                                                    1,447,569
Proceeds from sale of common stock                                 500,000
Construction services provided for common stock                    200,250
Proceeds from notes payable                                        650,000
Repayments of notes payable                                                           (385,000)
                                                               -----------         -----------

Net cash provided  by financing activities                       1,350,250           1,062,569
                                                               -----------         -----------

NET (DECREASE) IN CASH
    AND CASH EQUIVALENTS                                        (1,203,096)           (312,978)

CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD                                          1,699,028           7,715,460
                                                               -----------         -----------

CASH AND CASH EQUIVALENTS,
    END OF PERIOD                                              $   495,932         $ 7,402,482
                                                               ===========         ===========

See notes to condensed consolidated financial statements.

                         CCA COMPANIES INCORPORATED

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

(Note A) Basis of Presentation and the Company:

     CCA Companies Incorporated was incorporated on March 6, 1996 and initially adopted a fiscal year ending August 31. Subsequently, in June 1997 the Company elected to change its fiscal year end to June 30.

     The accompanying unaudited condensed consolidated financial statements include the accounts of CCA, its subsidiaries and joint venture (collectively, the "Company"). Intercompany transactions and balances have been eliminated in consolidation. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three-month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for any interim period or the year ending June 30, 1999.

     The balance sheet at June 30, 1998 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the audited financial statements and footnotes thereto included in the Form 10-K for the year ended June 30, 1998 filed by the Company.

     CCA's subsidiaries, Sakhalin City Centre, Ltd., Dorsett Hotels & Resorts (M) Sdn. Bhd. and Suriname Leisure Company A.V.V. are based and operating in the Russian Federation, Malaysia and Suriname, respectively. The functional and reporting currency for statutory purposes is the Russian Rouble, Malaysian Ringgit and Suriname Guilder, respectively.

     These financial statements have been translated to United States Dollars (U.S. $) using a methodology consistent with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation. Assets and liabilities are translated to U.S. $ at the rate prevailing on the balance sheet dates and the statements of operations have been translated from the functional currency to U.S. $ using an average exchange rate for the applicable period. Results of this translation process are accumulated as a separate component of stockholders' equity. As of September 30, 1998, the cumulative foreign currency translation adjustments resulted in a reduction of stockholders' equity in the amount of $1,284,048. Exchange gains (losses) for the period ended June 30, 1998, are included in general and administrative expenses in the accompanying consolidated statements of operations. There were no exchange gains and losses for the three month periods ended September 30, 1998 and September 30, 1997.

(Note B) The Company:

     CCA Companies Incorporated was incorporated under the laws of the State of Delaware on March 6, 1996 as Conserver Corporation of America and changed its name on December 2, 1997. The active business of CCA Companies Incorporated (with its subsidiaries) now is (i) operation and ownership of a gaming casino in Budapest and of a temporary gaming casino in Suriname, where a permanent casino is nearly completed, and (ii) development of a casino and hotel project in Sakhalin in the Russian Federation.

     The Company is currently seeking capital or debt financing in order to enable it (i) to continue its basic operation; (ii) to complete the Suriname Casino so as to realize that casino's cash flow potential; and (iii) to pay any material expenses of continuing negotiations for the Sakhalin project and for maintaining its position in that project.

(Note C) Summary of Significant Accounting Policies:

     [1] Use of Estimates in the Preparation of Financial Statements

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

     [2] Impairment of Long-Lived Assets

     The Company adopted the Statement of Financial Accounting Standards
(SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Under the provisions of this statement, the Company has evaluated its long-lived assets for financial impairment, and will continue to evaluate them as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable.

     The Company evaluates the recoverability of long-lived assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values.

     [3] Property, Equipment and Leasehold Improvements

     Property and equipment is recorded at cost. Depreciation and amortization is computed by the straight line method based on the estimated useful lives (3-5 years) of the related assets. Leasehold improvements are amortized over the shorter of the life of the asset or the lease.

     [4] Excess Cost over Fair Value of Assets Acquired

     The excess of cost over net fair value of assets acquired of Sakhalin General Trading & Investments, Limited ("SGTI") are amortized on a straight-line basis, over the estimated future periods to be benefited (30 years). On an annual basis, the Company reviews the recoverability of the excess cost over the fair value of assets acquired.

     [5] Income Taxes

     For the purpose of these financial statements the Company has adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," for all periods presented. Under the asset and liability method of SFAS 109, deferred taxes are recognized for differences between financial statement and income tax bases of assets and liabilities.

     [6] Earnings Per Share

     Effective December 31, 1997, the Company adopted Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which simplifies the computation of earnings per share requiring the restatement of all prior periods.

     Net loss per share of common stock is based on the weighted average number of common shares outstanding during each period. Diluted loss per share of common stock is computed on the basis of the weighted average number of common shares and diluted securities outstanding. Dilutive securities having an anti-dilutive effect are excluded from the calculation.

     The weighted average number of common shares outstanding for all periods presented retroactively reflects the effects of the Company's stock split.

     [7] Stock Based Compensation

     In October 1995, FASB issued SFAS No. 123, "Accounting for Stock Based Compensation." SFAS No. 123 establishes a fair value method for accounting for stock-based compensation plans either through recognition or disclosure. The Company did not adopt the fair value based method for employees but instead discloses the pro forma effects of the calculation required by the statement.

     [8] Comprehensive Income

     Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

     [9] Business Segment Reporting

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

     SFAS 131 does not require interim reporting of segment information during the first year of its application to the reporting entity. The Company has therefore not included such information in this report.

     [10] Future Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

     Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on July 1, 1999 to affect its financial statements.

(Note D)  Budapest Casino:

     On April 3, 1998, the Company's wholly owned subsidiary, Dorsett Hotels & Resorts Inc. entered into an agreement as amended with Casino Bahia De Cadiz S.A. ("Cadiz") and Mrs. Teresa Juste Picon, ("Juste") to purchase (i) their 95% interest in the equity of Roulette Kft. ("Roulette"), a Hungarian limited liability company that owns and operates the Orfeum Casino in Budapest, and (ii) receivables of $1.5 million due to Cadiz and Juste under loan agreements and lease agreements with Roulette (the "Budapest Project"). Pursuant to the agreement, as of June 30, 1998, the Company had paid $100,000, included in prepaid and other current assets and had loaned $667,000 to Roulette, included in loans receivable-long term. The agreement provides for CCA Dorsett to manage the Orfeum Casino during the period from April 3, 1998, up to the closing of the acquisition. The purchase was subject to (i) the approval of the Hungarian Gaming Supervisory Board (ii) warranties about the business and operations of Roulette and (iii) other normal legal conditions. At the closing CCA Dorsett was required to deliver to Cadiz and Juste $125,000 of CCA Common Stock calculated at $7.00 per share, which equates to 17,857 shares of CCA Common Stock. The sellers are not permitted to sell the Company's common stock for a period of six months following the effective date. On September 16, 1998, the Company completed the acquisition of Roulette.

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

     The acquisition was accounted for using the purchase method of accounting. The purchase price approximated the book value of the net assets of the acquired company.

(Note E)  Sakhalin Project:

On September 23, 1998, the Company entered into a letter of intent with JSC Rosneftegazstroy ("RNGS"), which is a large Russian construction company. The letter of intent may lead to RNGS guaranteeing the financing of the full cost of a turn-key construction contract on the Company's Sakhalin Project, for which RNGS would be the major subcontractor. The letter of intent also contemplated joint development of a hotel management business in the Russian Federation and the Commonwealth of Independent States through a RNGS management subsidiary to be acquired by the Company. The consummation of any of those transactions is still conditional on substantial further negotiations and agreements with RNGS and others as well as the approval of the Company's Board of Directors and stockholders. If fully consummated as described in the letter of intent, the Company would arrange for RNGS to obtain a 51% interest in the Sakhalin Project in consideration of the guarantee, and the Company would issue 3,000,000 shares of its common stock for the acquisition of the hotel management company. The 51% interest in the Sakhalin Project could be exchanged at the option of the Company or RNGS for the Company's issuance of additional shares of its common stock which, together with the three million shares would give RNGS 51% of the common stock of the Company to be thereupon outstanding.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

     The Company needs cash (i) to continue its basic operation; (ii) to complete the Suriname Casino so as to realize that casino's cash flow potential; and (iii) to pay any material expenses of continuing negotiations for the Sakhalin project and for maintaining its position in that project. The Company recently has been unable to raise adequate cash for all those needs by a sale of its securities or by other financing on terms acceptable to it. Largely as a result of the Company's need for cash, the report of independent certified public accountants covering the Company's consolidated financial statements for the year ended June 30, 1998 as reported in the Form 10-K contains a going concern emphasis paragraph. However, the Company believes it can meet its cash needs under certain conditions. For further discussion of the Company's cash needs and how it proposes to meet them, see "Liquidity and Capital Resources Summary" below.

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

     The Budapest casino was acquired in September of 1998 when the Company's subsidiary Dorsett Hotels and Resorts, Inc. acquired the 95% interest in the equity of Roulette Kft. ("Roulette"), the local company that owns rights to the casino, and various obligations of Roulette to others. On the September 1998 closing of the acquisition the Company issued to the Roulette stockholders 17,857 shares of the Company's Common Stock (at a nominal value of $7 per share), subject to additional shares being issued to make up any then short-fall in value from $125,000 if the market price for shares in February 1999 is less than $7.00. Further shares with a market value of $225,000 will be issued when the gaming license is renewed when it expires in October 1999. The Company also issued 7,143 shares and paid $45,000 to a consultant. At June 30, 1998, the Company had paid $100,000 to the former stockholders as a deposit towards the purchase, and had loaned $667,000 to Roulette. These amounts were reclassified as part of the consideration paid for Roulette at closing. The Company has also entered into agreements to manage the casino.

     The Company's Budapest Casino occupies about 5,000 leased square feet in the downtown Beke Radisson Hotel. The casino is in full operation and has about 11 gaming tables and 20 slot machines. The lease and the casino gaming license expire November 1999 and are not assured of renewal. This casino has been marginally losing money since the Company assumed management in April 1998 until August 1998. The Company anticipates it will be profitable for the fiscal year ending June 1999.

     The Suriname casino is being constructed by the Company pursuant to an agreement with a local company that owned the casino license, and the casino license is now held by a local joint venture company owned 50% by the Company. The joint venture company entered into a Suriname Casino

Management Agreement in April 1998 for the Company to operate the Casino for fifteen years at a base fee equal to 3% of gross revenues calculated on an annual basis and payable monthly, plus an incentive fee of ten (10%) percent of gross operating profits. The joint venture company leased the casino premises from the hotel owner, its joint venture partner for fifteen years beginning February 1998 for $200,000 per year, subject to locally based escalation.

     A Suriname joint venture is now operating as a small casino in temporary quarters in the hotel where the Company is completing a larger permanent casino for operation. The Company, with its joint venture partner, has provided the joint venture entity with funds to build the permanent casino. The Company's permanent Suriname casino will occupy two leased floors, totaling about 20,000 square feet, in the Plaza Hotel, which is a downtown hotel in the capital city. The casino will have about 20 gaming tables, 161 slot machines and a 50-seat restaurant. The temporary casino there is currently fully operating, and the permanent one is projected to be completed and operational by January 1999.

     To make its initial entry into the hotel management and operating business, from mid-1997 and into early 1998 the Company entered into two agreements (as amended, the "Hotel Management Agreements"). One was with Dorsett Hotels and Resorts International Ltd. ("Dorsett International"), a company represented to be owned and controlled by David Chiu, and one with Far East Consortium International Ltd. ("FEC"). Under the agreements the Company was granted the right (directly or through a subsidiary) to be exclusive manager and operator of three particular hotels then open, and five others then to be opened, and to do so pursuant to long-term contracts ("Hotel Operating Contracts") to be entered into with the owners of the various hotels.

     In July 1998 FEC paid the Company $500,000, which the Company treated as a loan to be repaid in six months together with interest at a rate of prime plus 1%. In the alternative the principal and interest could have been repaid by way of offset against management fees. In July 1998, David Chiu paid the Company a further $500,000 which the Company booked as a loan.

     Until November 4, 1998 the Company held Hotel Operating Contracts for three open hotels with a total of about 1200 rooms, one of which was being actively managed by the Company. The Company had entered into Hotel Management Agreements providing for the Company to enter into future Hotel Operating Contracts to operate five other hotels. The Company had received operating fees for one of the open hotels since January 1998 and for two of the open hotels since March 1998.

     As a result of the failure of the other parties to the Hotel Management Agreements to deliver to the Company physical control and practical management power over two open hotels, and their notice to the Company that renovation or construction of five other hotels was deferred and being reviewed, the Company began negotiations with those parties over the status of the Hotel Management Agreements. In November 1998 the Company reached a settlement, described below, terminating the Hotel Management Agreements and all then existing Hotel Operating Contracts, and exchanging mutual releases of related obligations. The Company received $450,000 cash, was returned 700,000 shares of its Common Stock, retained $1,625,000 in payments of management fees and loans, and the other parties assumed other obligations of the Company's hotel management operation estimated at about $350,000. Consequently, as of November 4, 1998 the Company had no active hotel management or operation business. The Company intends to resume its hotel operating activity in the future.

     Until March 1998 the Company was for accounting purposes deemed a development stage company. Receipt of revenues, primarily from hotel management operation, technically ended that status. However, the Company's operations are still subject to all of the risks inherent in the establishment of new business enterprises, including the need to obtain financing, lack of significant revenues, unreliability of sources of supply and the uncertainty of market acceptance of its products and services. The Company has incurred losses since inception. From March, 1996 to June, 1997 the Company did not have any revenues. During the year ended June 30, 1998 and the three months ended September 30, 1998, the Company had revenues of $649,620 and $785,969, respectively, primarily attributable to the commencement of its hotel management operations in January 1998 and its casino operations in August 1998. The Company's accumulated deficit at September 30, 1998 was $24,849,072 (which included $7,573,876 of non-cash compensation charges related to the value attributed to stock options and warrants issued by the Company). Furthermore as a consequence of the settlement of the Hotel Management Agreements, the Company recorded a write-down of assets of $4,200,000 during the fiscal year ended June 30, 1998, including a $2,400,000 loss relating to (i) the difference between the stock price on the date the stock was issued and the stock price on the date of the settlement and (ii) the value of the stock retained by FEC as part of the settlement.

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

Results of Operations

     The Company has a limited operating history upon which an evaluation of its performance and prospects can be made. During the period from March 6, 1996 to March 31, 1998, the Company's activities were primarily limited to organizational efforts and raising public and private capital to defray its organizational expenses and the development and initial implementation of its business plan for its food technology business. Commencing in August 1997, the Company's activities also included organizational and fund raising efforts relating to its entrance into the business of managing and owning hotels and casinos. From March 6, 1998 to June 30, 1997 the Company had no revenues. During the year ended June 30, 1998 and the three months ended September 30, 1998, the Company had revenues of $649,620 and $785,969, respectively, primarily attributable to the commencement of its hotel management operations in January 1998 and its casino operations in August 1998.

             Comparison of Three Months Ended September 30, 1998
                  to Three Months Ended September 30, 1997

     Net Loss. The Company incurred a net loss of $2,356,862, or $0.19 per share, for the three months September 30, 1998, as compared to a net loss of $1,407,225, or $0.21 per share, for the three months ended September 30, 1997. This increase was primarily due to increases in general and administrative expenses and compensation charges in connection with the issuance of options and warrants. These expense increases were partially offset by increases in revenues attributable to the commencement of the Company's operations during the current period.

     Revenues. During the three months ended September 30, 1998, the Company had revenues of $785, 969 attributable to the commencement of its hotel management business, the operation of the recently purchased Budapest casino and the opening of its temporary casino in Suriname. For the three months ended September 30, 1997, the Company had nominal revenues of $5,470 from the preliminary sales of its food technology products.

     Marketing and Sales. The Company incurred marketing and sales expenses of $86,132 for the three months ended September 30, 1998, approximately half of which related to its food technology product with the remainder attributable to its hotel and casino operations. During the three months ended September 30, 1997, the Company incurred $102,312 in marketing and sales expenses in connection with its preliminary marketing and sales efforts for its food technology product.

     General and Administrative Expenses. General and administrative expenses, which include travel expenses, salaries and professional and consulting fees, were $1,112,657 for the three months ended September 30, 1997 compared to $2,233,081 for the three months ended September 30, 1998. This 101% increase over the prior period was primarily the result of costs associated with the Company's business activities in its hotel and casino operations which did not exist during the prior period. These costs during the current period totaled approximately $1,110,000.

     Compensation Charges. During the three months ended September 30, 1998, non-cash compensation charges were $750,000 compared to $228,000 for the three months ended September 30, 1997. This 230% increase over the prior period was primarily the result of the Company revaluing options previously issued to its officers, directors and corporate counsel.

     Interest Income. For the three months ended September 30, 1998 interest income was $6,595, compared to $103,552 for the three months ended September 30, 1997. The greater interest amount in the 1997 period was due to a significant portion of cash being available for investment from the proceeds of the Company's Initial Public Offering completed in June 1997.

     Interest Expense. For the three months ended September 30, 1998, interest expense was $80,213 compared to $73,278 for the three months ended September 30, 1997.

Liquidity and Capital Resources

     Due to its lack of available cash and its limited ability to obtain financing, the Company has been forced to suspend its market entry for Preservit(Trademark). The suspension of market entry plans for Preservit(Trademark) suspends the prospective substantial research, development and start-up expenditures that would have been required for such market entry. No substantial expenditures are associated with the suspension. Although the Company is considering seeking a joint venture or other transaction for resumption of that business, with another party financing the transaction, it has not identified any other such party. If the Company were able to sell the business, then the sale might produce some cash. The amount of such cash, if any, cannot be predicted.

     The Company's joint venture may soon complete the Suriname Casino, which, once fully open, is anticipated to provide cash distributions to the Company. The Company anticipates that as of November 30, 1998, the Suriname Casino will require about $1.5 million further cash over the next 3 months to complete it, which is to be funded by either the Company, its joint venture partner, or both. The Company has already funded $4,000,000 for these purposes. In September 1998, the other joint venturer loaned $600,000 at a 3% per month interest rate. It was then agreed that all loans and investments made or to be thereafter made by the venturers would be repaid, together with interest, from the joint venture's cash available from net operating income and on a basis pro rata to the total of such loan and investment balances and accrued interest.

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

     While the Company has entered into a letter of intent with RNGS dated September 23, 1998 relating to the Sakhalin Project, that project is not expected to produce operating income for at least 18 to 24 months from that date. The negotiation of, and any favorable progress toward, definitive agreements under that letter of intent might increase the Company's ability to obtain cash for incidental interim financing, which might be secured by the Company's interests in the Project. Such progress would probably require the Company to make expenditures for travel, accounting, legal, expert and other related charges, and possibly substantial expenditures to bring the budget, design and construction plans to more final stages. If the agreement with RNGS is consummated, the Company's need for most or all of the cash for the construction phase might be fulfilled or obviated. In December 1997, the Company paid-out $3,000,000 cash (as well as Common Stock) on account of the purchase price for its 100% interest in SGTI, which in turn owns 65% of SCC, the Company directly developing the Project. As of September 30, 1998, the Company had advanced $4,128,000 as loans to SGTI for the development of the Sakhalin Project.

     At September 30, 1998 the Company had $1,295,000 in debt for funds borrowed from FEC and David Chiu. As part of the November 1998 settlement of the Hotel Management Agreements, the Company received a $450,000 cash payment and was relieved of its $1,295,000 debt obligation. That $450,000 cash payment was and is being applied primarily to urgent cash payment obligations arising from the overall operation of its businesses.

     Since July 1998 the Company has actively sought to raise cash through loans or sales of securities. It has been unable to do so on terms acceptable to it, but is continuing its efforts. The current financial condition of the Company, the current market price of its stock, the unresolved prospects of its business and future business prospects all have impaired the Company's ability to borrow or otherwise raise capital other than on disadvantageous terms. If the Company is not successful in obtaining additional financing for its operations, it will undertake to reduce its operating overhead and negotiate payment terms with its vendors. However, there can be no assurance that the Company will be successful in accomplishing its objectives.

     At September 30, 1998, the Company had a working capital deficit of $1.3 million, excluding liabilities which were relieved by the November 4, 1998 settlement of the Hotel Management Agreements. The Company is seeking at least $3,000,000 in financing to meet the $1.5 million estimated costs to bring the Suriname Casino to full operation, to discharge current payment obligations, and for working capital. At September 30, 1998 the Company had approximately $496,000 cash or cash equivalents on hand. As of that date, its only predicted (but contingent) sources of cash were about $150,000 to $200,000 per month anticipated from the operating profits of the temporary Suriname Casino. If funds can be made promptly available for remaining work, the permanent Suriname Casino might be open and operating by late February 1999. It is impossible to reliably predict what distributable cash flow that casino will generate. Nevertheless, the Company has previously projected for internal planning purposes a distributable cash flow of $300,000 in the first month after full operation, a 10% increase each month thereafter for 4 months, and then a leveling off.

     The Company believes the financing it is seeking and its other cash sources, if realized, will provide adequate cash flow to maintain the Company's current operations in the immediate foreseeable future.

     The Company's accumulated deficit at September 30, 1998 included $7.6 million of non-cash compensation charges related to the value attributed to stock options and warrants issued by the Company. The Company has historically made extensive use of options granted under its 1996 Stock Option Plan (the "Plan") and of non-Plan options and warrants. By November 30, 1998 the closing bid market price of the Company's Common Stock had fallen from a 1998 high of $8.813 to a new low of $.469 on November 10, 1998. On September 14, 1998 the Board of Directors and its Compensation Committee expressed their concern that during future critical times the Company might face problems with maintaining the loyalty and diligence of key personnel. The Board voted on such date to reduce the exercise price to $1.50 of all Plan and non-Plan options and warrants held by any then-current directors, officers or employees of the Company, and of persons associated with principal London counsel on such date. About 80,000 non-Plan options, 325,000 warrants and 1,502,500 Plan options for Common Stock were so affected. In addition, the Board voted to grant non-Plan and Plan options at market price to seven officers or directors to purchase 1.5 million shares. As a result of effecting the reductions and grants the Company recorded $750,000 in non-cash compensation charges during the three months ended September 30, 1998.

Subsequent Events

As a result of the failure of the other parties to the Hotel Management Agreements to deliver to the Company physical control and practical management power over two open hotels, and their notice to the Company that renovation or construction of five other hotels was deferred and being reviewed, the Company began negotiations with those parties over the status of the Hotel Management Agreements. In November the Company reached a settlement, described below, terminating the Hotel Management Agreements and all then existing Hotel Operating Contracts, and exchanging mutual releases of related obligations. The Company received $450,000 cash, was returned 700,000 shares of its Common Stock, retained $1,625,000 in payments of management fees and loans, and the other parties assumed other obligations of the Company's hotel management operation estimated at about $350,000.

Other

     Certain statements in this Quarterly Report on Form 10-Q are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and involve known and unknown risks, uncertainties and other factors that may cause the Company's actual results, performance or achievements to be materially different form the results, performance or achievements expressed or implied by the forward looking statement. Factors that impact such forward looking statements include, among others, risk factors included in the Company's Annual Report on Form 10-K for the year ended June 30, 1998.

                         PART II. OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds

            The following information is furnished pursuant to Item 701(a)-(c) of Regulation S-K in connection with unregistered securities sold or issued by the Company:

         On September 14, 1998, 250,000 shares of the Company's Common Stock was sold for $2 per share to Parbhoes Handelmij NV, the Company's joint venture partner in its Suriname casino.

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

         On September 30, 1998, 89,000 shares of the Company's Common Stock was issued to Maritime Services Corporation, the building contractor for the Suriname casino currently under construction. These shares were issued at a price of $2.25 per share or $200,250, which Maritime agreed to accept as consideration and payment towards its construction contract with the Company.

         The following information is furnished pursuant to Item 701(f) of Regulation S-K in connection with the Company's Initial Public Offering:

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

         Such payments referred to above were not direct or indirect payments to officers, directors, general partners of the issuer or their associates, affiliates of the issuer or any person owning 10% or more of any class of equity securities of the issuer, nor were such payments referred to above were direct or indirect payments to others.

Item 6.   Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  Exhibit No.                        Documents
                  -----------                        ---------
                        27                           Financial Data Schedule

         (b)      Reports on Form 8-K

                         N/A

                                 SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CCA COMPANIES INCORPORATED

Dated:  December 15, 1998          By: /s/ Dallas Dempster
                                      ------------------------------------------
                                           Dallas Dempster
                                           Chief Executive Officer and President

                                   By: /s/ Miles R. Greenberg
                                      ------------------------------------------
                                           Miles R. Greenberg
                                           Chief Financial Officer