Form 10-Q
period 1998-12-31
CCA COMPANIES INC
filed 1999-02-08
CIK 1026671

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                  -------------

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1998

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

                           Commission File No. 0-22191

                           CCA COMPANIES INCORPORATED
--------------------------------------------------------------------------------
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

                                 (305) 444-3888
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

                                       N/A
                                 --------------
              (Former Name, Former Address and Former Fiscal Year,
                          if changed Since Last Report)

         Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes /X/  No. / /

         State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date.

            Class                                Outstanding at February 5, 1999
-----------------------------                    -------------------------------

Common Stock, $.001 par value                            12,748,125 shares

                           CCA COMPANIES INCORPORATED

                               INDEX TO FORM 10-Q


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements
Condensed Consolidated Balance Sheets as of June 30, 1998
         and December 31, 1998 (unaudited)........................................................................1

Condensed Consolidated Statements of Operations for the Three and Six Months
         ended December 31, 1998 (unaudited), and
         the Three and Six Months ended December 31, 1997 (unaudited).............................................2

Condensed Consolidated Statements of Cash Flows for the Three
         and Six Months ended December 31, 1998 (unaudited), and
         the Three and Six Months ended December 31, 1997 (unaudited).............................................3

Notes to Condensed Consolidated Financial Statements..............................................................4

Item 2.       Management's Discussion and Analysis of
              Financial Conditions and Results of Operations......................................................9

PART II. OTHER INFORMATION

Item 2.       Changes in Securities and Use of Proceeds..........................................................17

Item 3.       Quantitative and Qualitative Disclosure about Market Risk..........................................17

Item 6.       Exhibits and Reports on Form 8-K...................................................................17

SIGNATURES    ...................................................................................................18


                          PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements

                           CCA COMPANIES INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS



ASSETS                                                                          June 30,             December 31,
                                                                                  1998                   1998
                                                                            -----------------      ------------------
                                                                                                      (Unaudited)
CURRENT ASSETS:
Cash and cash equivalents                                                   $      1,699,028       $         586,610
Accounts receivable                                                                  342,987
Prepaid and other current assets                                                     520,181                 300,098
                                                                            -----------------      ------------------
     Total current assets                                                          2,562,196                 886,708

Investments                                                                                                  629,833
Loans receivable                                                                     667,085
Deposits on assets to be acquired                                                    422,015
Construction in progress                                                           5,107,333               4,325,648
Excess cost over fair value of assets acquired, net                               10,366,442              10,190,705
Property, equipment and leasehold improvements, net                                2,583,546               5,593,153
Management contract agreements, net                                                2,228,245
Other assets                                                                          20,300                  20,300
                                                                            -----------------      ------------------

     TOTAL                                                                  $     23,957,162      $       21,646,347
                                                                            =================      ==================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses                                              1,335,805               1,890,257
Notes and loans payable - current                                                    295,000                 125,000
                                                                            -----------------      ------------------
    Total current liabilities                                                      1,630,805               2,015,257

Notes payable - long term                                                                                  1,100,000
Other liabilities                                                                                             40,440

                                                                            -----------------      ------------------
                                                                                   1,630,805               3,155,697
                                                                            -----------------      ------------------
Commitments and contingencies

STOCKHOLDERS' EQUITY:

Preferred stock, par value $.01, 5,000,000 shares
     authorized, 1 share issued and outstanding
Common stock, par value $.001; 50,000,000 shares                                      11,997                  12,595
     authorized; 11,996,048 and 12,594,925 shares issued and
     outstanding at June 30, 1998 and December 31, 1998, respectively
Additional paid-in capital                                                        44,806,570              45,884,721
Currency translation adjustments                                                                          (1,564,023)
Accumulated deficit                                                              (22,492,210)            (25,842,643)
                                                                            -----------------      ------------------
     Total stockholders' equity                                                   22,326,357              18,490,650
                                                                            -----------------      ------------------

     TOTAL                                                                  $     23,957,162       $      21,646,347
                                                                            =================      ==================

See notes to condensed consolidated financial statements.

                           CCA COMPANIES INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                              For the Three        For the Three         For the               For
                                                  Months              Months           Six Months              the
                                                  Ended                Ended              Ended            Six Months
                                               December 31,        December 31,       December 31,       Ended December
                                                   1998                1997               1998              31, 1997
                                             -----------------    ----------------   ----------------    ----------------
REVENUES                                     $   1,867,783        $       2,558      $     2,653,752     $       8,028

OPERATING EXPENSES:
Marketing and sales                                168,515               61,695              254,647           164,007
General and administrative                       2,614,575            1,111,218            4,847,656         2,223,876
Compensation charges in
connection with issuance of options
and warrants
                                                                        551,000              750,000           779,000
                                             -----------------    ----------------   ----------------    ----------------
    Total operating expenses                     2,783,090            1,723,913            5,852,303         3,166,883
                                             -----------------    ----------------   ----------------    ----------------

(LOSS) FROM OPERATIONS                            (915,307)          (1,721,355)          (3,198,551)       (3,158,855)

OTHER INCOME (EXPENSE):
Interest income                                      2,272               73,415                8,867           176,967
Interest expense                                   (79,947)              (1,400)            (160,160)          (74,678)
                                             -----------------    ----------------   ----------------    ----------------
    Total other income (expense)                   (77,675)              72,015             (151,293)          102,289
                                             -----------------    ----------------   ----------------    ----------------

NET (LOSS)                                   $    (992,982)       $  (1,649,340)     $    (3,349,844)    $  (3,056,566)
                                             =================    ================   ================    ================
NET (LOSS) PER SHARE OF
    COMMON STOCK                             $       (0.08)       $       (0.21)     $         (0.28)    $       (0.42)
                                             =================    ================   ================    ================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
    AND COMMON SHARE EQUIVALENTS
    OUTSTANDING                                 12,217,414            7,752,181           12,131,419         7,248,459
                                             =================    ================   ================    ================



See notes to condensed financial statements.

                           CCA COMPANIES INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         For the      For the Three     For the        For the
                                                      Three Months        Months       Six Months     Six Months
                                                          Ended           Ended          Ended          Ended
                                                      December 31,     December 31,   December 31,   December 31,
                                                          1998             1997           1998           1997
                                                      --------------  -------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss)                                             ($  992,982)   ($1,649,340)   ($3,349,844)   ($3,056,566)
Adjustments:
  Compensation expense in connection with issuance
         of options and warrants                                          551,000        750,000        779,000
  Depreciation and amortization                            381,775          2,650        603,855         64,471
  Compensation expense for officer's salary                                30,000                        60,000
  Legal services provided by shareholder                    (5,000)       100,137         28,000        151,587
  Consulting services provided for common stock                                                          26,250
  Changes in current assets and current liabilities:

     Accounts receivable                                   701,163        (77,092)       342,987        (86,423)
     Prepaid expenses and other current assets              68,006         12,223        220,083          3,870
     Accounts payable and accrued expenses                 (48,852)       (21,661)       554,452        188,260

                                                       -----------    -----------    -----------    -----------

Total adjustments                                        1,097,092        597,257      2,499,377      1,187,015
                                                       -----------    -----------    -----------    -----------

Net cash (used) by operating activities                    104,110     (1,052,083)      (850,467)    (1,869,551)
                                                       -----------    -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

Property, equipment and leasehold improvements            (841,393)       (19,928)    (3,125,599)       (53,571)
Deposits on assets applied to purchase                                                   422,015
Funds used for acquisitions and development                (44,676)    (2,923,482)      (677,994)    (3,438,128)
Proceeds from termination of management contracts        1,810,000                     1,810,000
Funds used for loans and notes receivable                                (502,400)                     (512,190)
                                                       -----------    -----------    -----------    -----------

Net cash (used) by investing activities                    923,931     (3,445,810)    (1,571,578)    (4,003,889)
                                                       -----------    -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

Net proceeds form public offering                                                                     1,447,569
Proceeds from sale of common stock                         500,000      3,708,937      1,000,000      3,708,937
Construction services provided for common stock                                          200,250
Accounts receivable paid with return of common stock      (701,163)                     (701,163)
Currency translation adjustments                           (16,200)                     (119,460)
Proceeds from notes and loans payable                      575,000                     2,225,000
Repayments of notes payable                             (1,295,000)                   (1,295,000)      (385,000)
                                                       -----------    -----------    -----------    -----------

Net cash provided (used) by financing activities          (937,363)     3,708,937      1,309,627      4,771,506
                                                       -----------    -----------    -----------    -----------
NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                                    90,678       (788,956)    (1,112,418)    (1,101,934)

CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD                                    495,932      7,402,482      1,699,028      7,715,460
                                                       -----------    -----------    -----------    -----------
CASH AND CASH EQUIVALENTS,
    END OF PERIOD                                      $   586,610    $ 6,613,526    $   586,610    $ 6,613,526
                                                       ===========    ===========    ===========    ===========



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

         The accompanying unaudited condensed consolidated financial statements include the accounts of CCA, its subsidiaries and joint venture (collectively, the "Company"). Intercompany transactions and balances have been eliminated in consolidation. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and six month periods ended December 31, 1998 are not necessarily indicative of the results that may be expected for any interim period or the year ending June 30, 1999.

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

         CCA's subsidiaries, Sakhalin City Centre, Ltd., Dorsett Hotels & Resorts (M) Sdn. Bhd. and Suriname Leisure Company A.V.V. are based and operating in the Russian Federation, Malaysia and Suriname, respectively. The functional and reporting currency in those countries is the Russian Rouble, Malaysian Ringgit and Suriname Guilder, respectively.

         These financial statements have been translated to United States Dollars (U.S. $) using a methodology consistent with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation. Assets and liabilities are translated to U.S. $ at the rate prevailing on the balance sheet dates and the statements of operations have been translated from the functional currency to U.S. $ using an average exchange rate for the applicable period. Results of this translation process are accumulated as a separate component of stockholders' equity. As of December 31, 1998, the cumulative foreign currency translation adjustments resulted in a reduction of stockholders' equity in the amount of $1,564,023. Exchange gains (losses) for the period ended June 30, 1998, are included in general and administrative expenses in the accompanying consolidated statements of operations. There were no exchange gains and losses for the three and six month periods ended December 31, 1998 and December 31, 1997.

(Note B) The Company:

          CCA Companies Incorporated was incorporated under the laws of the State of Delaware on March 6, 1996 as Conserver Corporation of America and changed its name on December 2, 1997. The active business of CCA Companies Incorporated (with its subsidiaries) now is (i) operation and ownership of a temporary gaming casino in Suriname, where a permanent casino is nearly completed, (ii) equity interest in a gaming casino in Budapest, Hungary, and
(iii) pursuing the development of a casino and hotel project in Sakhalin in the Russian Federation.

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

(Note D)  Budapest Casino:

         On April 3, 1998, the Company's wholly owned subsidiary, Dorsett Hotels & Resorts Inc. entered into an agreement as amended with Casino Bahia De Cadiz S.A. ("Cadiz") and Mrs. Teresa Juste Picon, ("Juste") to purchase (i) their 95% interest in the equity of Roulette Kft. ("Roulette"), a Hungarian limited liability company that owns and operates the Orfeum Casino in Budapest, and (ii) receivables of $1.5 million due to Cadiz and Juste under loan agreements and lease agreements with Roulette (the "Budapest Project"). Pursuant to the agreement, as of June 30, 1998, the Company had paid $100,000, included in prepaid and other current assets and had loaned $667,000 to Roulette, included in loans receivable-long term. The agreement provided for CCA Dorsett to manage the Orfeum Casino during the period from April 3, 1998, up to the closing of the acquisition. The purchase was subject to (i) the approval of the Hungarian Gaming Supervisory Board (ii) warranties about the business and operations of Roulette and (iii) other normal legal conditions.

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

         On September 16, 1998, the Company completed the acquisition of Roulette. In addition to the above, the Company agreed to pay $45,000 and issued 7,143 of its common stock to a consultant for services performed in connection with the acquisition. The acquisition was accounted for using the purchase method of accounting. The purchase price approximated the book value of the net assets of the acquired company.

         Subsequent to the acquisition of Roulette, in December 1998 the Company entered into an agreement with A.G.M. International LTD ("AGM"), a major Israeli junket operator experienced in organizing junket and premium player groups, whereby AMG was granted 50% ownership of Roulette by agreeing to (i) fund $100,000 to increase the operating float of the casino, (ii) fund $50,000 required for general improvements to the casino, (iii) pay to the Company $100,000, (iv) pay to the Company an additional $100,000 no later than November 15, 1999 if Roulette receives a new license from the Hungarian Gaming Board allowing it to operate as a casino for a period in excess of one year commencing November 1, 1999, the date the current license is due to expire, and (v) provide for the management and operation of the casino through November 1999.

(Note E)  Termination of Hotel Management Agreements:

         As a result of the failure of Far East Consortium International Ltd. and Dorsett Hotels and Resorts International Ltd, the other parties to the Hotel Management Agreements (as defined below), to deliver to the Company physical control and practical management power over two of the three open hotels, and their notice to the Company that renovation or construction of five other hotels was deferred and being reviewed, the Company began negotiations with those parties over the status of the Hotel Management Agreements. In November 1998, the Company reached a settlement terminating the Hotel Management Agreements and all then existing Hotel Operating Contracts, and exchanging mutual releases of related obligations. The Company received $450,000 cash, was returned 700,000 shares of its Common Stock, retained $1,625,000 in payments of management fees and loans, and the other parties agreed to assume other obligations of the Company's hotel management operation estimated at about $350,000. For further discussion, see "Overview" in "Management Discussion and Analysis of Financial Condition and Results of Operations" below.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion and analysis of significant factors affecting the Company's operating results and liquidity and capital resources should be read in conjunction with the accompanying financial statement and related notes.

Overview

          CCA Companies Incorporated was incorporated under the laws of the State of Delaware on March 6, 1996 as Conserver Corporation of America and changed its name on December 2, 1997. The active business of CCA Companies Incorporated (with its subsidiaries, the "Company") now is (i) operation and ownership of a gaming casino in Suriname, where a permanent casino is nearly completed, (ii) equity interest in a gaming casino in Budapest, Hungary, and
(iii) pursuing the development of a casino and hotel project in Sakhalin in the Russian Federation.

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

          The Company's original principal business was food preservation technology. At this time, it is not anticipated that the Company will pursue exploitation of that business or development and market entry of the principal product in that business. Instead, the Company is seeking a sale or joint venture of that business and has recently commenced discussions with interested parties whereby the Company would sell its food technology business in exchange for cash and an interest in the purchasing entity or a royalty on the future sales of the product.

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

          The Budapest casino was acquired in September of 1998 when the Company's subsidiary Dorsett Hotels and Resorts, Inc. acquired the 95% interest in the equity of Roulette Kft. ("Roulette"), the local company that owns rights to the casino, and various obligations of Roulette to others. On the September 1998 closing of the acquisition the Company issued to the Roulette stockholders 17,857 shares of the Company's Common Stock (at a nominal value of $7 per share), subject to additional shares being issued to make up any then short-fall in value from $125,000 if the market price for shares in February 1999 is less than $7.00. Further shares with a market value of $225,000 will be issued when the gaming license is renewed when it expires in November 1999. The Company also issued 7,143 shares and agreed to pay $45,000 to a consultant. At June 30, 1998, the Company had paid $100,000 to the former stockholders as a deposit towards the purchase, and had loaned $667,000 to Roulette. These amounts were reclassified as part of the consideration paid for Roulette at closing.

          The Company's Budapest Casino occupies about 5,000 leased square feet in the downtown Beke Radisson Hotel. The casino is in full operation and has about 11 gaming tables and 20 slot machines. The lease and the casino gaming license expire November 1999 and are not assured of renewal. This casino has been marginally losing money.

         In December 1998, the Company entered into an agreement with A.G.M. International LTD ("AGM"), a major Israeli junket operator experienced in organizing junket and premium player groups, whereby AMG was granted 50% ownership of Roulette by agreeing to (i) fund $100,000 to increase the operating float of the casino, (ii) fund $50,000 required for general improvements to the casino, (iii) pay to the Company $100,000, (iv) pay to the Company an additional $100,000 no later than November 15, 1999 if Roulette receives a new license from the Hungarian Gaming Board allowing it to operate as a casino for a period in excess of one year commencing November 1, 1999, the date the current license is due to expire, and (v) provide for the management and operation of the casino through November 1999.

          The Company pursuant to an agreement with a local company that owned the casino license is constructing the Suriname casino. The casino license is now held by a local joint venture company owned 50% by the Company. The joint venture company entered into a management agreement in April 1998 for the Company to operate the Casino for fifteen years at a base fee equal to 3% of gross revenues calculated on an annual basis and payable monthly, plus an incentive fee of ten percent of gross operating profits. The joint venture company leased the casino premises from the hotel owner, its joint venture partner for fifteen years beginning February 1998 for $200,000 per year, subject to locally based escalation.

          A Suriname joint venture is now operating as a small casino in temporary quarters in the hotel where the Company is completing the permanent casino for operation. The Company, with its joint venture partner, is providing the joint venture entity with funds to build the permanent casino. The Company's permanent Suriname casino will occupy two leased floors, totaling about 20,000 square feet, in the Plaza Hotel, which is a downtown hotel in the capital city. The casino will have about 20 gaming tables, 161 slot machines and a 50-seat restaurant. The temporary casino there is currently fully operating, and the permanent one is projected to be completed and operational by March 1999.

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

          In July 1998 FEC paid the Company $500,000, which the Company treated as a loan to be repaid in six months together with interest at a rate of prime plus 1%. In the alternative the principal and interest could have been repaid by way of offset against management fees. In July 1998, David Chiu paid the Company a further $500,000 which the Company also recorded as a loan.

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

          As a result of the failure of the other parties to the Hotel Management Agreements to deliver to the Company physical control and practical management power over two open hotels, and their notice to the Company that renovation or construction of five other hotels was deferred and being reviewed, the Company began negotiations with those parties over the status of the Hotel Management Agreements. In November 1998 the Company reached a settlement, described below, terminating the Hotel Management Agreements and all then existing Hotel Operating Contracts, and exchanging mutual releases of related obligations. The Company received $450,000 cash, was returned 700,000 shares of its Common Stock, retained $1,625,000 in payments of management fees and loans, and the other parties agreed to assume other obligations of the Company's hotel management operation estimated at about $350,000. Consequently, as of November 4, 1998 the Company had no active hotel management or operation business.
The Company intends to resume its hotel operating activity in the future.

          Until March 1998 the Company was for accounting purposes deemed a development stage company. Receipt of revenues, primarily from hotel management operation, technically ended that status. The Company has incurred losses since inception. From March, 1996 to June, 1997 the Company did not have any revenues. During the year ended June 30, 1998 and the six months ended December 31, 1998, the Company had revenues of $649,620 and $2,653,752, respectively, primarily attributable to the commencement of its hotel management operations in January 1998 and its casino operations in August 1998. The Company's accumulated deficit at December 31, 1998 was $25,842,643 (which included $7,573,876 of non-cash compensation charges related to the value attributed to stock options and warrants issued by the Company). Furthermore as a consequence of the settlement of the Hotel Management Agreements, the Company recorded a write-down of assets of $4,200,000 during the fiscal year ended June 30, 1998, including a $2,400,000 loss relating to (i) the difference between the stock price on the date the stock was issued and the stock price on the date of the settlement and (ii) the value of the stock retained by FEC as part of the settlement.

          The casino and hotel project in Sakhalin requires the Company to get substantial financing to progress further. The Company continues to explore various alternatives of financing, including discussions with numerous Russian companies, foreign and domestic financial and investment firms and Asian contractors. To date, no definitive agreements have been reached.

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

Results of Operations

          The Company has a limited operating history upon which an evaluation of its performance and prospects can be made. During the period from March 6, 1996 to March 31, 1998, the Company's activities were primarily limited to organizational efforts and raising public and private capital to defray its organizational expenses and the development and initial implementation of its business plan for its food technology business. Commencing in August 1997, the Company's activities also included organizational and fund raising efforts relating to its entrance into the business of managing and owning hotels and casinos. From March 6, 1998 to June 30, 1997 the Company had no revenues. During the year ended June 30, 1998 and the six months ended December 31, 1998, the Company had revenues of $649,620 and $2,653,752, respectively, primarily attributable to the commencement of its hotel management operations in January 1998 and its casino operations in August 1998.

               Comparison of Three Months Ended December 31, 1998
                     to Three Months Ended December 31, 1997

         Net Loss. The Company incurred a net loss of $992,982, or $0.08 per share, for the three months ended December 31, 1998, as compared to a net loss of $1,649,340, or $0.21 per share, for the three months ended December 31, 1997. The reduction of net loss was primarily due to a decrease in compensation charges in connection with the issuance of options and warrants and increases in revenues attributable to the commencement of the Company's casino operations during the current period.

         Revenues. During the three months ended December 31, 1998, the Company had revenues of $1,867,783 attributable to the commencement of its casino business, including revenues of $481,660 generated by the recently purchased Budapest casino and $1,386,123 generated by the casino in Suriname recently opened and currently operating in temporary facilities. For the three months ended December 31, 1997, the Company had nominal revenues of $2,558 from the preliminary sales of its then sole business of marketing its food technology product.

         Marketing and Sales. The Company incurred marketing and sales expenses of $168,515 for the three months ended December 31, 1998, primarily related to its recently commenced casino operations. During the three months ended December 31, 1997, the Company incurred $61,695 in marketing and sales expenses in connection with its preliminary marketing and sales efforts for its food technology product.

         General and Administrative Expenses. General and administrative expenses, which include travel expenses, salaries and professional and consulting fees, were $2,614,575 for the three months ended December 31, 1998 compared to $1,111,218 for the three months ended December 31, 1997. This 135% increase over the prior period was primarily the result of costs associated with the Company's business activities in its hotel and casino operations which did not exist during the prior period. These costs during the current period totaled approximately $1,660,000, a substantial portion of which related to the operating expenses of the Budapest and Suriname casinos. In addition, included in general and administrative expenses for the current period is $381,000 related to amortization and depreciation as compared to $2,650 during the prior period.

         Compensation Charges. During the three months ended December 31, 1998, there were no non-cash compensation charges as compared to $551,000 for the three months ended December 31, 1997. This decline during the current period resulted from a decrease in the Company's utilization of the issuance of stock options and warrants in lieu of cash compensation payments.

         Interest Income. For the three months ended December 31, 1998 interest income was $2,272 compared to $73,415 for the three months ended December 31, 1997. The greater interest amount in the 1997 period was due to a significant portion of cash being available for investment from the proceeds of the Company's Initial Public Offering completed in June 1997.

         Interest Expense. For the three months ended December 31, 1998, interest expense was $79,947 compared to $1,400 for the three months ended December 31, 1997. During the current period, interest expense was primarily attributable to loans made by the Company's Suriname joint venture partner to the joint venture owning the casino for use in constructing the permanent facility in which the casino will operate once completed.

                Comparison of Six Months Ended December 31, 1998
                      to Six Months Ended December 31, 1997

         Net Loss. The Company incurred a net loss of $3,349,844, or $0.28 per share, for the six months December 31, 1998, as compared to a net loss of $3,056,566, or $0.42 per share, for the six months ended December 31, 1997. The increase in net loss resulted from increases in general and administrative expenses related to the Company's hotel and casino operations, which did not exist during the prior period. These expenses were however offset substantially by the operating revenues generated by these new business activities. In addition, interest expense increased while interest income decreased during the current period.

         Revenues. During the six months ended December 31, 1998, the Company had revenues of $2,653,752 of which $363,301 was attributable to its hotel management business, $669,260 was generated by the recently purchased Budapest casino and $1,621,191 from the recently opened temporary casino in Suriname. For the six months ended December 31, 1997, the Company had nominal revenues of $8,028 from the preliminary sales of its then sole business of marketing its food technology product.

         Marketing and Sales. The Company incurred marketing and sales expenses of $254,647 for the six months ended December 31, 1998, of which $63,965 was attributable to marketing and sales efforts for its food technology product with the remainder primarily attributable to its casino operations. During the six months ended December 31, 1997, the Company incurred $164,007 in marketing and sales expenses all in connection with its preliminary marketing and sales efforts for its food technology product. The Company is currently reevaluating its food technology division and all marketing efforts have been suspended.

         General and Administrative Expenses. General and administrative expenses, which include travel expenses, salaries and professional and consulting fees, were $4,847,656 for the six months ended December 31, 1998 compared to $2,223,876 for the six months ended December 31, 1997. This 118% increase over the prior period was primarily the result of costs associated with the Company's business activities in its hotel and casino operations which did not exist during the prior period at which time the Company was solely in the food technology business. These costs during the current period totaled approximately $2,709,000, a substantial portion of which related to the operating expenses of the Budapest and Suriname casinos. In addition, included in general and administrative expenses for the current period is $604,000 related to amortization and depreciation as compared to $64,000 during the prior period.

          Compensation Charges. During the six months ended December 31, 1998, non-cash compensation charges were $750,000 compared to $779,000 for the six months ended December 31, 1997.

         Interest Income. For the six months ended December 31, 1998 interest income was $8,867 compared to $176,967 for the six months ended December 31, 1997. The greater interest amount in the 1997 period was due to a significant portion of cash being available for investment from the proceeds of the Company's Initial Public Offering completed in June 1997.

         Interest Expense. For the six months ended December 31, 1998, interest expense was $160,160 compared to $74,678 for the six months ended December 31, 1997. The increase during the current period was primarily attributable to interest on loans made by the Company's Suriname joint venture partner to the joint venture owning the casino for use in constructing the permanent facility in which the casino will operate once completed.

Liquidity and Capital Resources

          Due to its lack of available cash, its limited ability to obtain financing and its transition to a gaming and leisure company, the Company has suspended its market entry for PreservitTM, its food technology product. The suspension of market entry plans for Preservit(Trademark) suspends the prospective substantial research, development and start-up expenditures that would have been required for such market entry. No substantial expenditures are associated with the suspension. At this time, the Company is seeking a sale or joint venture of that business and has recently commenced discussions with interested parties whereby the Company would sell its food technology business in exchange for cash and an interest in the purchasing entity or a royalty on the future sales of the product. If the Company were able to sell the business, then the sale might produce some cash. The amount of such cash, if any, cannot be predicted.

          The Company's joint venture is expected to soon complete the permanent facility where the Suriname Casino will operate upon completion. The Company projects that as of January 31, 1999, the permanent facility requires about $500,000 further cash over the next 3 months to complete it, which is to be funded by either the Company, its joint venture partner, the operations of the temporary casino, or a combination thereof. Through January 31, 1999, the Company has funded approximately $4,100,000 for these purposes. In September 1998, the other joint venturer loaned $600,000 at a 3% per month interest rate. It was then agreed that all loans and investments made or to be thereafter made by the venturers would be repaid, together with interest, from the joint venture's cash available from net operating income and on a basis pro rata to the total of such loan and investment balances and accrued interest. In December 1998 and January 1999, the other joint venturer loaned an additional $500,000 and $250,000, respectively, at a 3 1/2% per month interest rate. These loans were used to fund the ongoing construction of the permanent facility

          In September 1998 the Company purchased 95% of Roulette Kft., the Hungarian company operating that Budapest casino. That casino has generated cash losses from April 1998, when the Company assumed its management, to August 1998. However, by the end of August the casino had begun to operate near breakeven. The Company has received no cash distributions from the Budapest casino.

         In December 1998 the Company entered into an agreement with A.G.M. International LTD ("AGM"), a major Israeli junket operator experienced in organizing junket and premium player groups, whereby AMG was granted 50% ownership of Roulette by agreeing to (i) fund $100,000 to increase the operating float of the casino, (ii) fund $50,000 required for general improvements to the casino, (iii) pay to the Company $100,000, (iv) pay to the Company an additional $100,000 no later than November 15, 1999 if Roulette receives a new license from the Hungarian Gaming Board allowing it to operate as a casino for a period in excess of one year commencing November 1, 1999, the date the current license is due to expire, and (v) provide for the management and operation of the casino through November 1999. The Company anticipates that the junket and premium player groups that AGM will bring to the casino will soon produce some cash distributions for the Company.

          At September 30, 1998 the Company had $1,295,000 in debt for funds borrowed from FEC and David Chiu. As part of the November 1998 settlement of the Hotel Management Agreements, the Company received a $450,000 cash payment and was relieved of its $1,295,000 debt obligation. That $450,000 cash payment was applied primarily to urgent cash payment obligations arising from the overall operation of its businesses.

          In December 1998, the Company sold in three separate transactions 800,000 shares of its Common Stock at prices of $.50 and $.75 per share for an aggregate purchase price of $500,000. The Company also issued 400,000 warrants exercisable at $1.00 per share as part of these transactions. The $500,000 cash received has been applied primarily to urgent cash payment obligations arising from the overall operation of its businesses.

          In January 1999, the Company received a notice from NASDAQ that it had failed to meet the minimum bid requirements as of November 30, 1998 and was being granted a temporary exception from this standard subject to the Company on or before April 5, 1999, evidencing a closing day bid price of at least $1.00 for a minimum of ten consecutive trading days. The Company believes that it will meet this condition, however, there can be no assurance that it will do so. If at some future date the Company's securities should cease to be listed on the NASDAQ SmallCap Market, they may continue to be listed on the OTC-Bulletin board.

          Since July 1998 the Company has actively sought to raise cash through loans or sales of securities. It has been unable to do so on terms acceptable to it, but is continuing its efforts. The current financial condition of the Company, the current market price of its stock, the unresolved prospects of its current and future business prospects all have impaired the Company's ability to borrow or otherwise raise capital other than on disadvantageous terms. If the Company is not successful in obtaining additional financing for its operations, it will undertake to reduce its operating overhead and negotiate payment terms with its vendors. However, there can be no assurance that the Company will be successful in accomplishing its objectives, which could have a material adverse effect on the Company.

          At December 31, 1998, the Company had a working capital deficit of $1.1 million. The Company is seeking at least $3,000,000 in financing to meet the $.5 million estimated costs to bring the Suriname Casino to full operation, to discharge current payment obligations, and for working capital. At December 31, 1998 the Company had cash of approximately $587,000 on hand. As of that date, its only predicted (but contingent) sources of cash were about $250,000 to $300,000 per month anticipated from the operating profits of the temporary Suriname Casino. A significant portion of these funds together with the other joint venturer's loans are being applied towards completing the construction of the permanent Suriname Casino which is projected to be open and operating by March 1999. It is impossible to reliably predict what distributable cash flow that casino will generate.

          The Company believes the financing it is seeking and its other cash sources, if realized, will provide adequate cash flow to maintain the Company's current operations in the immediate foreseeable future.

Subsequent Events

         In January 1999, James V. Stanton, Vice-Chairman of the Company, converted $75,000 of loans he made to the Company in October 1998 together with interest thereon into shares of the Company's Common Stock at a price of $.50, the then market price of the shares. Mr. Stanton or his designees received a total of 153,200 shares of Common Stock.

Other

         Certain statements in this Quarterly Report on Form 10-Q are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and involve known and unknown risks, uncertainties and other factors that may cause the Company's actual results, performance or achievements to be materially different form the results, performance or achievements expressed or implied by the forward looking statement. Factors that impact such forward looking statements include, among others, risk factors included in the Company's Annual Report on Form 10-K for the year ended June 30, 1998 and other filings with the Securities and Exchange Commission.

                           PART II. OTHER INFORMATION

Item 2.       Changes in Securities and Use of Proceeds

                  The following information is furnished pursuant to Item 701(a)-(c) of Regulation S-K in connection with unregistered securities sold or issued by the Company:

         On December 3, 1998, 133,000 shares of the Company's Common Stock were sold to Peter Janssen for $.75 per share, the then market value of the shares. Mr. Janssen also received 66,667 options to purchase the Company's Common Stock at a purchase price of $1.00 per share.

         On December 3, 1998, 266,000 shares of the Company's Common Stock were sold to William Rouhana for $.75 per share, the then market value of the shares. Mr. Rouhana also received 133,000 options to purchase the Company's Common Stock at a purchase price of $1.00 per share.

         On December 21, 1998, 400,000 shares of the Company's Common Stock were sold to William Rogers for $.50 per share, the then market value of the shares. Mr. Rogers also received 200,000 options to purchase the Company's Common Stock at a purchase price of $1.00 per share.

In completing the above transactions, the Company relied upon section 4(2) of the Securities Act of 1933, as amended, with respect to such transactions.

Item 3.      Quantitative and Qualitative Disclosure about Market Risk

The Company held no material market risk sensitive financial instruments or interest therein, and held none at December 31, 1998. The Company's loans, payables, or receivables to or from others (including loans, payables or receivables to or from its subsidiaries or joint ventures) and the interest thereon, are all expressed as dollar obligations and payable in dollars.

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

                                  CCA COMPANIES INCORPORATED

Dated:  February 5, 1999          By:  /s/ Dallas Dempster
                                      ------------------------------------------
                                           Dallas Dempster
                                           Chief Executive Officer and President

                                  By:  /s/ Miles R. Greenberg
                                      ------------------------------------------
                                           Miles R. Greenberg
                                           Chief Financial Officer