Form 10-Q
period 1999-03-31
CCA COMPANIES INC
filed 1999-05-10
CIK 1026671

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                  -------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

                           Commission File No. 0-22191

                           CCA COMPANIES INCORPORATED
              ---------------------------------------------------
                           (Exact Name of Registrant)

              Delaware                                   65-0675901
----------------------------------                 ----------------------
 (State or Other Jurisdiction of                      (I.R.S. Employer
  Incorporation or Organization)                   Identification Number)

                                3250 Mary Street
                                    Suite 405
                             Coconut Grove, FL 33133
                    -----------------------------------------
                    (Address of Principal Executive Offices)

                                 (305) 444-3888
                              --------------------
              (Registrant's Telephone Number, Including Area Code)

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

                            Yes [X]       No. [ ]

         State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date.

               Class                             Outstanding at May 10, 1999
         ---------------                         ---------------------------

    Common Stock, $.001 par value                    13,231,459 shares

                           CCA COMPANIES INCORPORATED

                               INDEX TO FORM 10-Q

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 1998
          and March 31, 1999 (unaudited).......................................1

Condensed Consolidated Statements of Operations for the
          Three and Nine Months ended March 31, 1999 (unaudited), and the Three and Nine Months ended March 31, 1998 (unaudited)...........2

Condensed Consolidated Statements of Cash Flows for the Three
          and Nine Months ended March 31, 1999 (unaudited),
          and the Three and Nine Months ended March
          31, 1998 (unaudited).................................................3

Notes to Condensed Consolidated Financial Statements...........................4

Item 2.       Management's Discussion and Analysis of
              Financial Conditions and Results of Operations...................8

PART II. OTHER INFORMATION

Item 2.       Changes in Securities and Use of Proceeds.......................17

Item 3.       Quantitative and Qualitative Disclosure about Market Risk.......17

Item 6.       Exhibits and Reports on Form 8-K................................18

SIGNATURES ...................................................................19

                          PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements

                           CCA COMPANIES INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS


ASSETS                                                                          June 30,               March 31,
------                                                                            1998                   1999
                                                                            -----------------      ------------------
                                                                                                      (Unaudited)
CURRENT ASSETS:
Cash and cash equivalents                                                      $   1,699,028         $       219,665
Accounts receivable                                                                  342,987
Prepaid and other current assets                                                     520,181                 344,453
                                                                            -----------------      ------------------
     Total current assets                                                          2,562,196                 564,118

Loans receivable                                                                     667,085                 608,311
Deposits on assets to be acquired                                                    422,015
Construction in progress                                                           5,107,333               4,172,115
Excess cost over fair value of assets acquired, net                               10,366,442              10,102,836
Property, equipment and leasehold improvements, net                                2,583,546               6,218,591
Management contract agreements, net                                                2,228,245
Other assets                                                                          20,300                  20,300
                                                                            -----------------      ------------------

     TOTAL                                                                  $    23,957,162            $  21,686,271
                                                                            =================      ==================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses                                         $    1,335,805          $    1,835,624
Notes and loans payable - current                                                    295,000                 800,000
                                                                            -----------------      ------------------
    Total current liabilities                                                      1,630,805               2,635,624

Notes payable - long term                                                                                    600,000
Other liabilities                                                                                             21,248
                                                                            -----------------      ------------------
Commitments and contingencies                                                      1,630,805               3,256,872
                                                                            -----------------      ------------------


STOCKHOLDERS' EQUITY:
Preferred stock, par value $.01, 5,000,000 shares
     authorized, no shares issued and outstanding
Common stock, par value $.001; 50,000,000 shares
     authorized; 11,996,048 and 12,948,125 shares issued and
     outstanding at June 30, 1998 and March 31, 1999, respectively                    11,997                  12,949
Additional paid-in capital                                                        44,806,570              46,060,967
Currency translation adjustments                                                                         (1,621,803)
Accumulated deficit                                                             (22,492,210)            (26,022,714)
                                                                            -----------------      ------------------
     Total stockholders' equity                                                   22,326,357              18,429,399
                                                                            -----------------      ------------------

     TOTAL                                                                     $  23,957,162           $  21,686,271
                                                                            =================      ==================


See notes to condensed consolidated financial statements.

                           CCA COMPANIES INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                                 For the              For the            For the              For the
                                                  Three                Three               Nine                 Nine
                                                  Months               Months             Months               Months
                                                  Ended                Ended              Ended                Ended
                                                 March 31,            March 31,          March 31,           March 31,
                                                   1999                 1998               1999                1998
                                             -----------------    ----------------   ----------------    ----------------
REVENUES                                     $  1,553,412         $     178,466      $   4,207,164        $    186,494

OPERATING EXPENSES:
Marketing and sales                                 91,375               74,657              346,022           238,664
General and administrative                       1,510,082            1,562,120            6,357,738         3,785,996
Compensation charges in
connection with issuance of options and
warrants                                                                197,000              750,000           976,000
                                             -----------------    ----------------   ----------------    ----------------

    Total operating expenses                     1,601,457            1,833,777            7,453,760         5,000,660
                                             -----------------    ----------------   ----------------    ----------------

(LOSS) FROM OPERATIONS                             (48,045)          (1,655,311)          (3,246,596)       (4,814,166)

OTHER INCOME (EXPENSE):
Interest income                                      2,176               70,868               11,043           247,836
Interest expense                                  (134,202)                                (294,362)           (74,678)
                                             -----------------    ----------------   ----------------    ----------------
    Total other income (expense)                  (132,026)              70,868            (283,319)           173,158
                                             -----------------    ----------------   ----------------    ----------------

NET (LOSS)                                       $(180,071)         $(1,584,443)        $(3,529,915)       $(4,641,008)
                                             =================    ================   ================    ================

NET (LOSS) PER SHARE OF
    COMMON STOCK                                      $(0.01)            $(0.15)            $(0.29)             $(0.55)
                                             =================    ================   ================    ================

WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES AND
  COMMON SHARE
  EQUIVALENTS
  OUTSTANDING                                    12,776,161           10,648,690           12,344,111         8,381,867
                                             =================    ================   ================    ================


See notes to condensed financial statements.




                           CCA COMPANIES INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)



                                                       For the              For the            For the              For the
                                                        Three                Three               Nine                 Nine
                                                        Months               Months             Months               Months
                                                        Ended                Ended              Ended                Ended
                                                       March 31,            March 31,          March 31,           March 31,
                                                         1999                 1998               1999                1998
                                                   -----------------    ----------------   ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss)                                              ($180,171)        ($1,584,443)       ($3,529,915)         ($4,641,008)
Adjustments:
  Compensation expense in connection with issuance
         of options and warrants                                              197,000            750,000              976,000
  Depreciation and amortization                           195,737             131,994            799,592              196,465
  Compensation expense for officer's salary                                    30,000                                  90,000
  Legal services provided by shareholder                                       14,013             28,000              165,600
  Consulting services provided for common stock                                                                        26,250
  Changes in current assets and current liabilities:
     Accounts receivable                                                     (171,615)           342,987             (182,715)
     Prepaid expenses and other current assets            (44,355)            155,634            175,728             (125,829)
     Accounts payable and accrued expenses                (54,633)           (120,146)           499,819               69,542
                                                    --------------      ---------------    ---------------     ---------------

Total adjustments                                          96,749             236,880          2,596,126            1,215,313
                                                    --------------      ---------------    ---------------     ---------------

Net cash (used) by operating activities                   (83,422)         (1,347,563)          (933,789)          (3,425,695)
                                                    --------------      ---------------    ---------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Property, equipment and leasehold improvements           (733,306)           (741,985)        (3,875,036)            (799,091)
Deposits on assets to be acquired                                          (2,449,864)                             (2,449,864)
Deposits on assets applied to purchase                                                           422,015
Funds used for acquisitions and development                99,783          (2,306,633)          (562,180)          (4,909,285)
Proceeds from termination of management contracts                                              1,810,000
Funds used for loans and notes receivable                                    (326,704)                               (838,894)
                                                    --------------      ---------------    ---------------     ---------------

Net cash (used) by investing activities                  (633,523)         (5,825,186)        (2,205,201)          (8,997,134)
                                                    --------------      ---------------    ---------------     ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Net proceeds form public offering                                                                                  1,447,567
Proceeds from sale of common stock                        175,000           5,208,912          1,175,000           8,917,850
Construction services provided for common stock                                                  200,250
Accounts receivable paid with return of common stock                                            (701,163)
Currency translation adjustments                                                                (119,460)
Proceeds from notes and loans payable                     250,000                              2,475,000
Repayments of notes payable                               (75,000)                            (1,370,000)           (385,000)
                                                    --------------      ---------------    ---------------     ---------------
Net cash provided (used) by financing activities          350,000           5,208,912          1,659,627           9,980,417
                                                    --------------      ---------------    ---------------     ---------------
NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                                 (366,945)         (1,963,837)        (1,479,363)         (2,442,412)

CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD                                   586,610           7,236,885          1,699,028           7,715,460
                                                    --------------      ---------------    ---------------     ---------------
CASH AND CASH EQUIVALENTS,
    END OF PERIOD                                        $219,665        $  5,273,048           $219,665        $  5,273,048
                                                    ==============      ===============    ===============     ===============

See notes to condensed consolidated financial statements.

                           CCA COMPANIES INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(Note A) Basis of Presentation and the Company:

         CCA Companies Incorporated was incorporated on March 6, 1996 and has adopted a fiscal year ending June 30.

         The accompanying unaudited condensed consolidated financial statements include the accounts of CCA, its subsidiaries and joint venture (collectively, the "Company"). Intercompany transactions and balances have been eliminated in consolidation. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and nine month periods ended March 31, 1999 are not necessarily indicative of the results that may be expected for any interim period or the year ending June 30, 1999.

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

         These financial statements have been translated to United States Dollars (U.S. $) using a methodology consistent with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation. Assets and liabilities are translated to U.S. $ at the rate prevailing on the balance sheet dates and the statements of operations have been translated from the functional currency to U.S. $ using an average exchange rate for the applicable period. Results of this translation process are accumulated as a separate component of stockholders' equity. As of March 31, 1999, the cumulative foreign currency translation adjustments resulted in a reduction of stockholders' equity in the amount of $1,621,803. Exchange gains (losses) for the period ended June 30, 1998, are included in general and administrative expenses in the accompanying consolidated statements of operations. There were no exchange gains and losses for the three and nine month periods ended March 31, 1999 and March 31, 1998.

(Note B) The Company:

          CCA Companies Incorporated was incorporated under the laws of the State of Delaware on March 6, 1996 as Conserver Corporation of America and changed its name on December 2, 1997. The active business of CCA Companies Incorporated (with its subsidiaries) now is the (i) operation and 50% ownership of a gaming casino in Suriname, (ii) 45% equity interest in a casino in Budapest, Hungary and (iii) pursuing the development of a casino and hotel project in Sakhalin in the Russian Federation.

         The Company is currently seeking capital or debt financing to enable it to (i) pay its current obligations and continue its basic operation; (ii) repay high interest bearing loans made by its joint venture partner for the construction of the Suriname Casino; and (iii) to pay any material expenses of continuing negotiations for the Sakhalin project and for maintaining its position in that project.

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

(Note D)  Commitments and contingencies:

         As a result of the failure of Far East Consortium International Ltd. ("FEC") and Dorsett Hotels and Resorts International Ltd ("DHRI"), parties with the Company to the Hotel Management Agreements (as defined below), to deliver to the Company physical control and practical management power over two open hotels, and their notice to the Company that renovation or construction of five other hotels was deferred and being reviewed, the Company began negotiations with those parties over the status of the Hotel Management Agreements. In November 1998, the Company reached a settlement terminating the Hotel Management Agreements and all then existing Hotel Operating Contracts, and exchanging mutual releases of related obligations. As part of the settlement, the Company received $450,000 cash, was returned 950,000 shares of its Common Stock with the obligation to reissue back 250,000 of such shares, retained $1,625,000 in payments of management fees and loans, and FEC agreed to assume any and all future financial obligations with respect to the employment and consulting agreements the Company had with Kai Michaelsen, then President of the Company's hotel management company. Both the employment and consulting agreements were scheduled to expire in May 2000.

Subsequent to the November 1998 termination agreement, FEC corresponded with the Company questioning and making numerous allegations regarding the authority and reasonableness of operating decisions made by Mr. Michaelsen while he was in charge of the Company's hotel management division which operated the Dorsett Regency Hotel for FEC. After a thorough review of Mr. Michaelsen's performance as the President of the Company's hotel management division including an extensive investigation into the allegations made by FEC, Mr. Michaelsen's employment was officially terminated in April 1999.

On April 9, 1999, Mr. Michaelsen filed a Demand for Arbitration with the American Arbitration Association ("AAA") requesting a lump sum payment of approximately $240,000 representing the amount Mr. Michaelsen is claiming to be due him for past and future services under his employment and consulting agreements with the Company. The Company has been notified by the AAA that it has until May 23, 1999 to respond with its defense and to file a counterclaim. The Company will vigorously defend its position and is currently determining whether to file a counterclaim against Mr. Michaelsen. At this time, no assessment can be made as to the likelihood of the outcome from this case and therefore no liability has been accrued. If Mr. Michaelsen should prevail, any amount that he is awarded will be the responsibility of FEC under the terms of the November 4, 1998 termination agreement with the Company. The Company is currently holding back on delivery of the 250,000 shares to be reissued to FEC pursuant to the November 1998 termination agreement until such time as this matter can be settled.

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

Overview

          CCA Companies Incorporated was incorporated under the laws of the State of Delaware on March 6, 1996 as Conserver Corporation of America and changed its name on December 2, 1997. The active business of CCA Companies Incorporated (with its subsidiaries, the "Company") now is the (i) operation and 50% ownership of a gaming casino in Suriname, (ii) 45% equity interest in a gaming casino in Budapest, Hungary, and (iii) pursuing the development of a casino and hotel project in Sakhalin in the Russian Federation.

          The Company needs cash (i) to continue its basic operation and pay its current obligations; (ii) repay high interest bearing loans made by its joint venture partner towards the construction of the Suriname Casino; and (iii) to pay any material expenses of continuing negotiations for the Sakhalin project and for maintaining its position in that project. Although negotiations are continuing, the Company recently has been unable to raise adequate cash for all those needs by a sale of its securities or by other financing on terms acceptable to it. Largely as a result of the Company's need for cash, the report of independent certified public accountants covering the Company's consolidated financial statements for the year ended June 30, 1998 as reported in the

Form 10-K contains a going concern emphasis paragraph. The Company believes it can meet its cash needs under certain conditions. For further discussion of the Company's cash needs and how it proposes to meet them, see "Liquidity and Capital Resources Summary" below.

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

          The Budapest casino was acquired in September of 1998 when the Company's subsidiary Dorsett Hotels and Resorts, Inc. acquired the 95% interest in the equity of Roulette Kft. ("Roulette"), the local company that owns rights to the casino, and various obligations of Roulette to others. On the September 1998 closing of the acquisition the Company issued to the Roulette stockholders 17,857 shares of the Company's Common Stock (at a stated value of $7 per share), subject to additional shares being issued to make up any then short-fall in value from $125,000 if the average market price of the shares during the 10-day period preceding March 1, 1999 was less than $7.00. The 10-day average price preceding March 1, 1999 was $.93 and consequently, the Company is currently obligated to issue to the previous shareholders of Roulette Kft. an additional 116,813 shares of its Common Stock. The Company also issued 7,143 shares and agreed to pay $45,000 to a consultant. At June 30, 1998, the Company had paid $100,000 to the former stockholders as a deposit towards the purchase, and had loaned $667,000 to Roulette. These amounts were reclassified as part of the consideration paid for Roulette at closing.

          The Budapest Casino occupies about 5,000 leased square feet in the downtown Beke Radisson Hotel. The casino is in full operation and has about 11 gaming tables and 20 slot machines. The lease and the casino gaming license expire November 1999.

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

              A Suriname joint venture has operated a small casino since October 1998 in temporary quarters in the hotel where the Company completed and opened its permanent casino facility on March 31, 1999. The Company, with its joint venture partner, provided the funds to build the permanent facility. The Company's Suriname casino occupies two leased floors, totaling about 20,000 square feet, in the Plaza Hotel, which is a downtown hotel in the capital city. The casino has 20 gaming tables, 161 slot machines and a 50-seat restaurant.

          To make its initial entry into the hotel management and operating business, from mid-1997 and into early 1998 the Company entered into two agreements (as amended, the "Hotel Management Agreements"). One was with Dorsett Hotels and Resorts International Ltd. ("DHRI"), a company represented to be owned and controlled by David Chiu, and one with Far East Consortium International Ltd. ("FEC"). Under the agreements the Company was granted the right (directly or through a subsidiary) to be exclusive manager and operator of three particular hotels then open, and five others then to be opened, and to do so pursuant to long-term contracts ("Hotel Operating Contracts") to be entered into with the owners of the various hotels.

          In July 1998, FEC paid the Company $500,000, which the Company treated as a loan to be repaid in six months together with interest at a rate of prime plus 1%. In the alternative, the principal and interest was repayable by way of offset against management fees earned by the Company. In July 1998, David Chiu paid the Company a further $500,000 which the Company also recorded as a loan.

          Until November 4, 1998, the Company held Hotel Operating Contracts for three open hotels with a total of about 1200 rooms, one of which was being actively managed by the Company. The Company had entered into Hotel Management Agreements providing for the Company to enter into future Hotel Operating Contracts to operate five other hotels. The Company had received operating fees for one of the open hotels since January 1998 and for two of the open hotels since March 1998.

         As a result of the failure of FEC and DHRI pursuant to the Hotel Management Agreements to deliver to the Company physical control and practical management power over two open hotels, and their notice to the Company that renovation or construction of five other hotels was deferred and being reviewed, the Company began negotiations with those parties over the status of the Hotel Management Agreements. In November 1998 the Company reached a settlement, described below, terminating the Hotel Management Agreements and all then existing Hotel Operating Contracts, and exchanging mutual releases of related obligations. The Company received $450,000 cash, was returned 950,000 shares of its Common Stock with the obligation to reissue 250,000 shares, retained $1,625,000 in payments of management fees and loans, and FEC agreed to assume any and all future financial obligations with respect to the employment and consulting agreements the Company had with Kai Michaelsen, then President of the Company's hotel management company. Both the employment and consulting agreements were scheduled to expire in May 2000. Consequently, as of November 4, 1998 the Company had no active hotel management operating business.

         Subsequent to the November 1998 termination agreement, FEC corresponded with the Company questioning and making numerous allegations regarding the authority and reasonableness of operating decisions made by Mr. Michaelsen while he was in charge of the Company's hotel management division which operated the Dorsett Regency Hotel for FEC. After a thorough review of Mr. Michaelsen's performance as the President of the Company's hotel management division including an extensive investigation into the allegations made by FEC, Mr. Michaelsen's employment was officially terminated in April 1999.

On April 9, 1999, Mr. Michaelsen filed a Demand for Arbitration with the American Arbitration Association ("AAA") requesting a lump sum payment of approximately $240,000 representing the amount Mr. Michaelsen is claiming to be due him for past and future services under his employment and consulting agreements with the Company. The Company has been notified by the AAA that it has until May 23, 1999 to respond with its defense and to file a counterclaim. The Company will vigorously defend its position and is currently determining whether to file a counterclaim against Mr. Michaelsen. At this time, no assessment can be made as to the likelihood of the outcome from this case and therefore no liability has been accrued. If Mr. Michaelsen should prevail, any amount that he is awarded will be the responsibility of FEC under the terms of the November 4, 1998 termination agreement with the Company. The Company is currently holding back on delivery of the 250,000 shares to be reissued to FEC pursuant to the November 1998 termination agreement until such time as this matter can be settled.

          Until March 1998 the Company was for accounting purposes deemed a development stage company. Receipt of revenues, primarily from hotel management operation, technically ended that status. The Company has incurred losses since inception. From March, 1996 to June, 1997 the Company did not have any revenues. During the year ended June 30, 1998 and the nine months ended March 31, 1999, the Company had revenues of $649,620 and $4,207,164, respectively, primarily attributable to the commencement of its hotel management operations in January 1998 and its casino operations in August 1998. The Company's accumulated deficit at March 31, 1999 was $26,022,714 (which included $7,573,876 of non-cash compensation charges related to the value attributed to stock options and warrants issued by the Company). Furthermore as a consequence of the settlement of the Hotel Management Agreements, the Company recorded a write-down of assets of $4,200,000 during the fiscal year ended June 30, 1998, including a $2,400,000 loss relating to (i) the difference between the stock price on the date the stock was issued and the stock price on the date of the settlement and (ii) the value of the stock retained by FEC as part of the settlement.

          The casino and hotel project in Sakhalin requires the Company to get substantial financing to progress further. The Company continues to explore various alternatives of financing, including discussions with numerous major Russian companies, foreign and domestic financial and investment firms and Asian contractors. To date, no definitive agreements have been reached.

          The Asian countries where the Company formerly managed a hotel and formerly sought to manage more hotels, the Russian Federation where the Company has the Sakhalin Project, and Japan (which is a significant potential source of gaming visitors to Sakhalin), all have had significant economic problems, but which now appear to be improving. Some are having significant political, social and governmental problems. The situation in the Russian Federation has delayed and might further delay, or even prevent, financing, construction and operation of the Sakhalin Project.

Changes in Fiscal Year

         The Company initially adopted a fiscal year ending August 31, when it incorporated on March 6, 1996. During the 1997 calendar year, the Company elected to change its fiscal year end to June 30.

Results of Operations

          The Company has a limited operating history upon which an evaluation of its performance and prospects can be made. During the period from March 6, 1996 to March 31, 1998, the Company's activities were primarily limited to organizational efforts and raising public and private capital to defray its organizational expenses and the development and initial implementation of its business plan for its food technology business. Commencing in August 1997, the Company's activities also included organizational and fund raising efforts relating to its entrance into the business of managing and owning hotels and casinos. From March 6, 1998 to June 30, 1997 the Company had no revenues. During the year ended June 30, 1998 and the nine months ended March 31, 1999, the Company had revenues of $649,620 and $4,207,164, respectively, primarily attributable to the commencement of its hotel management operations in January 1998 and its casino operations in August 1998.

                 Comparison of Three Months Ended March 31, 1999
                      to Three Months Ended March 31, 1998

         Net Loss. The Company incurred a net loss of $180,071, or $0.01 per share, for the three months ended March 31, 1999, as compared to a net loss of $1,584,443, or $0.15 per share, for the three months ended March 31, 1998. The reduction of net loss was primarily due to increases in revenues attributable to the commencement of the Company's casino operations in the latter half of 1998.

         Revenues. During the three months ended March 31, 1999, the Company had revenues of $1,553,412 which were generated by the casino in Suriname opened in October 1998 in temporary facilities. On March 31, 1999, the Company's joint venture opened the new fully operating permanent casino. For the three months ended March 31, 1998, the Company had revenues of $178,466 from the commencement during such period of the Company's hotel management business, which has since been discontinued.

         Marketing and Sales. The Company incurred marketing and sales expenses of $91,375 for the three months ended March 31, 1999, primarily related to its recently commenced casino operations. During the three months ended March 31, 1998, the Company incurred $74,657 in marketing and sales expenses in connection with its preliminary marketing and sales efforts for its food technology product.

         General and Administrative Expenses. General and administrative expenses were $1,510,082 for the three months ended March 31, 1999 consisting primarily of $733,000 related to operating expenses of the Suriname casino and $663,000 for general corporate overhead. For the three months ended March 31, 1998 general and administrative expenses were $1,562,120 of which approximately $1,211,000 related to general corporate overhead. The $548,000 or 45% decrease in the general corporate overhead during the current period is attributable to the Company's cost cutting program, which produced significant reductions in expenses including travel, legal and professional, rent, telephone and other general office expenses.

         Compensation Charges. During the three months ended March 31, 1999, there were no non-cash compensation charges as compared to $197,000 for the three months ended March 31,

1998. This decline during the current period resulted from a decrease in the Company's utilization of the issuance of stock options and warrants in lieu of cash compensation payments.

         Interest Income. For the three months ended March 31, 1999 interest income was $2,176 compared to $70,868 for the three months ended March 31, 1998. The greater interest income amount in the 1998 period was due to a significant portion of cash being available for investment from the proceeds of the Company's Initial Public Offering completed in June 1997 and subsequent Private Placement Offering completed in February 1998.

         Interest Expense. For the three months ended March 31, 1999, interest expense was $134,202. The Company had no interest expense for the three months ended March 31, 1998. During the current period, interest expense was attributable to loans made by the Company's Suriname joint venture partner for use in completing the construction of the permanent facility in which the Suriname casino began operating on March 31, 1999.

                 Comparison of Nine Months Ended March 31, 1999
                       to Nine Months Ended March 31, 1998

         Net Loss. The Company incurred a net loss of $3,529,915, or $0.29 per share, for the nine months March 31, 1999, as compared to a net loss of $4,641,008, or $0.55 per share, for the nine months ended March 31, 1998. The decrease in net loss resulted from increases in revenues related to the Company's hotel and casino operations which did not exist until January 1998, and decreases in corporate overhead expenses.

         Revenues. During the nine months ended March 31, 1999, the Company had revenues of $4,207,164 of which $363,301 was attributable to its hotel management business, $669,260 was generated by the Budapest casino and $3,174,603 from the temporary casino in Suriname. For the nine months ended March 31, 1998, the Company had revenues of $186,494 from the commencement in January 1998 of the Company's hotel management business, which has since been discontinued.

         Marketing and Sales. The Company incurred marketing and sales expenses of $346,022 for the nine months ended March 31, 1999, of which $63,965 was attributable to marketing and sales efforts for its food technology product with the remainder primarily attributable to its casino operations. During the nine months ended March 31, 1998, the Company incurred $238,664 in marketing and sales expenses all in connection with its preliminary marketing and sales efforts for its food technology product. The Company is currently reevaluating its food technology division and all marketing efforts have been suspended.

         General and Administrative Expenses. General and administrative expenses were $6,357,738 for the nine months ended March 31, 1999 compared to $3,785,996 for the nine months ended March 31, 1998. This 68% increase over the prior period was primarily the result of costs associated with the Company's casino operations, which did not exist during the prior period when the Company was primarily in the food technology business and was just commencing its hotel management business in January 1998. The costs attributable to the casino operations during the current period totaled approximately $2,727,000.

         Compensation Charges. During the nine months ended March 31, 1999, non-cash compensation charges were $750,000 compared to $976,000 for the nine months ended March 31, 1998. This decline during the current period resulted from a decrease in the Company's utilization of the issuance of stock options and warrants in lieu of cash compensation payments.

         Interest Income. For the nine months ended March 31, 1999 interest income was $11,043 compared to $247,836 for the nine months ended March 31, 1998. The greater interest income amount in the 1997 period was due to a significant portion of cash being available for investment from the proceeds of the Company's Initial Public Offering completed in June 1997 and subsequent Private Placement Offering completed in February 1998.

         Interest Expense. For the nine months ended March 31, 1999, interest expense was $294,362 compared to $74,678 for the nine months ended March 31, 1998. The increase during the current period was primarily attributable to interest on loans made by the Company's Suriname joint venture partner for use in completing the construction of the permanent facility in which the Suriname casino began operating on March 31, 1999.

Liquidity and Capital Resources

          Due to its lack of available cash, its limited ability to obtain financing and its transition to a gaming and leisure company, the Company has suspended its market entry for Preservit(Trademark), its food technology product. The suspension of market entry plans for Preservit(Trademark) suspends the prospective substantial research, development and start-up expenditures that would have been required for such market entry. No substantial expenditures are associated with the suspension. At this time, the Company is seeking a sale or joint venture of that business and has recently commenced discussions with interested parties whereby the Company would sell its food technology business in exchange for cash and an interest in the purchasing entity or a royalty on the future sales of the product. If the Company were able to sell the business, then the sale might produce some cash. The amount of such cash, if any, cannot be predicted.

          The Company's joint venture has recently completed the permanent facility where the Suriname Casino now operates. Through April 30, 1999, the Company had funded approximately $4,100,000 for the casino's construction and equipment and the other joint venturer had loaned $600,000 and $750,000 at per month interest rates of 3% and 3 1/2%, respectively. The parties have agreed that all loans and investments made by the Company together with the first $600,000 loan made by the joint venture partner would be repaid, together with interest, from the joint venture's cash available from net operating income and on a basis pro rata to the total of such loan and investment balances and accrued interest. The $750,000 loaned by the joint venture partner is payable by the joint venture in June 1999.

          In September 1998, the Company purchased 95% of Roulette Kft., the Hungarian company operating that Budapest casino. In December 1998, the Company entered into an agreement with A.G.M. International LTD ("AGM"), a major Israeli junket operator experienced in organizing junket and premium player groups, whereby AMG was granted 50% ownership of Roulette by agreeing to (i) fund $100,000 to increase the operating float of the casino, (ii) fund $50,000 required for general improvements to the casino, (iii) pay to the Company $100,000, (iv) pay to the Company an additional $100,000 no later than November 15, 1999 if Roulette receives a new license from the Hungarian Gaming Board allowing it to operate as a casino for a period in excess of one year commencing November 1, 1999, the date the current license is due to expire, and (v) provide for the management and operation of the casino through November 1999. A.G.M. has since made substantial improvements to the casino facilities and equipment and has indicated to the Company that although the Kosovo/Serbian war has effected business, it anticipates bringing junket and premium player groups to the casino which the Company anticipates will in turn produce some cash distributions.

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

          In March, April and May 1999, the Company sold in three separate transactions 483,334 shares of its Common Stock at prices of $.50 and $.75 per share for an aggregate purchase price of $300,000. The Company also issued 666,667 warrants exercisable at $1.00 per share as part of these transactions. The $300,000 cash received has been applied primarily to urgent cash payment obligations arising from the overall operation of its businesses.

          In January 1999, the Company received a notice from NASDAQ that it had failed to meet the minimum bid requirements as of November 30, 1998 and was being granted a temporary exception from this standard subject to the Company on or before April 5, 1999, evidencing a closing day bid price of at least $1.00 for a minimum of ten consecutive trading days. The Company was notified by NASDAQ on April 22, 1999 that it had complied with the terms of the exception and accordingly, resumed normal trading on April 26, 1999.

          Since July 1998, the Company has actively sought to raise cash through loans or sales of securities. It has been unable to do so on terms acceptable to it, but is continuing its efforts. The current financial condition of the Company, the current market price of its stock, the unresolved prospects of its current and future business prospects all have impaired the Company's ability to borrow or otherwise raise capital other than on disadvantageous terms. If the Company is not successful in obtaining additional financing for its operations, it will undertake to reduce its operating overhead and negotiate payment terms with its vendors. However, there can be no assurance that the Company will be successful in accomplishing its objectives, which could have a material adverse effect on the Company.

          At March 31, 1999, the Company had a working capital deficit of $2.1 million. The Company is currently seeking $3.5 to $4 million in financing to discharge current payment obligations, and for working capital. At March 31, 1999 the Company had cash of approximately $220,000 on hand. As of that date, its only predicted (but contingent) sources of cash were about $300,000 to $400,000 per month anticipated from the operating profits of the Suriname Casino. A significant portion of these funds is being applied towards the balance due the construction contractor of the permanent Suriname Casino facility, which at April 30, 1999, is approximately $150,000. Additional funds are being used to make payments on the joint venture partner loans. It is currently impossible to reliably predict what distributable cash flow that casino will generate.

          The Company believes the financing it is seeking and its other cash sources, if realized, will provide adequate cash flow to maintain the Company's current operations in the immediate foreseeable future.

Subsequent Events

         On April 9, 1999, 150,000 shares of the Company's Common Stock were sold to Peter Janssen for $.67 per share. Mr. Janssen also received 350,000 options to purchase the Company's Common Stock at a purchase price of $1.00 per share.

         On April 12, 1999, Murry Zaroff and Nicholas Agriogianis were each issued warrants to purchase 50,000 shares of the Company's Common Stock at an exercise price of $1.00 per share. Messrs. Zaroff and Agriogianis will be providing financial and business consulting services for the Company and are being compensated solely by and with the warrants issued.

         On May 3, 1999, 133,334 shares of the Company's Common Stock were sold to Charles Reynolds for $.75 per share. Mr. Reynolds also received 66,667 options to purchase the Company's Common Stock at a purchase price of $1.00 per share.

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

         PART II.  OTHER INFORMATION

Item 2.       Changes in Securities and Use of Proceeds

                  The following information is furnished pursuant to Item 701(a)-(c) of Regulation S-K in connection with unregistered securities sold or issued by the Company:

         On January 25, 1999, James V. Stanton, Vice-Chairman of the Company, converted $75,000 of loans he made to the Company in October 1998 together with interest thereon into shares of the Company's Common Stock at a price of $.50, the then market price of the shares. Mr. Stanton or his designees received a total of 153,200 shares of Common Stock.

         On March 1, 1999, 200,000 shares of the Company's Common Stock were sold to Peter Janssen for $.50 per share. Mr. Janssen also received 250,000 options to purchase the Company's Common Stock at a purchase price of $1.00 per share.

         On April 9, 1999, 150,000 shares of the Company's Common Stock were sold to Peter Janssen for $.67 per share. Mr. Janssen also received 350,000 options to purchase the Company's Common Stock at a purchase price of $1.00 per share.

         On April 12, 1999, Murry Zaroff, who has agreed to provide financial and business consulting services for the Company was issued warrants to purchase 50,000 shares of the Company's Common Stock at an exercise price of $1.00 per share.

         On April 12, 1999, Nicholas Agriogianis, who has agreed to provide financial and business consulting services for the Company was issued warrants to purchase 50,000 shares of the Company's Common Stock at an exercise price of $1.00 per share.

         On May 3, 1999, 133,334 shares of the Company's Common Stock were sold to Charles Reynolds for $.75 per share. Mr. Reynolds also received 66,667 options to purchase the Company's Common Stock at a purchase price of $1.00 per share.

In completing the above transactions, the Company relied upon section 4(2) of the Securities Act of 1933, as amended, with respect to such transactions.

Item 3.      Quantitative and Qualitative Disclosure about Market Risk

The Company held no material market risk sensitive financial instruments or interest therein, and held none at March 31, 1999. The Company's loans, payables, or receivables to or from others (including loans, payables or receivables to or from its subsidiaries or joint ventures) and the interest thereon, are all expressed as dollar obligations and payable in dollars.

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

                                       CCA COMPANIES INCORPORATED

Dated:  May 10, 1999                   By:  /s/ Dallas Dempster
                                           --------------------------------
                                                Dallas Dempster
                                                Chief Executive Officer and
                                                President

                                       By:  /s/ Miles R. Greenberg
                                           --------------------------------
                                                Miles R. Greenberg
                                                Chief Financial Officer