Form 10-K
period 1999-06-30
CCA COMPANIES INC
filed 2000-05-30
CIK 1026671

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                           --------------------------

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 OF THE
                             SECURITIES ACT OF 1934

                            For the Fiscal Year Ended
                                  JUNE 30, 1999


                           COMMISSION FILE NO. 0-22191


                           CCA COMPANIES INCORPORATED
               (exact name of Company as specified in its charter)


                 Delaware                               IRS NO. 65-0675901
          (State of Incorporation)                (IRS Employer Identification)


           9130 SOUTH DADELAND BLVD., SUITE 1602 MIAMI, FLORIDA 33156
                    (Address of principal executive offices)


                                 (305) 670-3838
                (Company's telephone number, including area code)


                           --------------------------


        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

               Title of each Class: Common Stock $0.001 par value


         Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act during the preceding 12 months (or for such shorter period that the Company was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K of Section 299.405 of this chapter is not contained herein, and will not be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        The aggregate market value of the Company's common stock held by non-affiliates (all persons other than executive officers or directors) of the Company on May 23, 2000 was $1,736,223.

        The Company's common stock outstanding at May 23, 2000 was 16,326,666 shares.

================================================================================

                                TABLE OF CONTENTS

                                                           PART I
                                                                                                                     Page
                                                                                                                     ----
Item 1.       Business............................................................................................... 4
              Company Overview....................................................................................... 4
              Divisional Overviews................................................................................... 6
              Casino Division........................................................................................ 6
              Hotel Management Division.............................................................................. 7
              Sakhalin Project....................................................................................... 9
              Food Preservation Technology...........................................................................12
              Insurance..............................................................................................12
              Employees..............................................................................................12
              Segments/foreign operations............................................................................12
Item 2.       Properties.............................................................................................12
Item 3.       Legal Proceedings......................................................................................12
Item 4.       Submission of Matters to a Vote of Securities Holders..................................................14


                                                          PART II

Item 5.       Market for Common Equity and Related Stockholder Matters...............................................15
Item 6.       Selected Financial Data................................................................................17
Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations..................18
              Change in Fiscal Year..................................................................................18
              Results of Operations..................................................................................19
              Liquidity and Capital Resources........................................................................23
              Subsequent Events......................................................................................24
              Year 2000 Compliance...................................................................................25
              New Accounting Standards...............................................................................25
Item 7a.      Market Risk............................................................................................26
Item 8.       Financial Statements...................................................................................26
Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...................26


                                                          PART III

Item 10.      Directors and Executive Officers of the Registrant.....................................................27
              Compliance with Section 16(a) of the Securities Exchange Act of 1934...................................30
Item 11.      Executive Compensation.................................................................................30
              Summary Compensation Table.............................................................................31
              Option Grants for the Twelve Months Ended June 30, 1999................................................32
Item 12.      Security Ownership of Certain Beneficial Owners and Management.........................................35
Item 13.      Certain Relationships and Related Transactions.........................................................37

                                                          PART IV

Item 14.      Exhibits, Financial Statements and Schedules, and Reports on Form 8-K..................................40
              Financial Statements...................................................................................40
              Exhibits...............................................................................................40
              Signatures.............................................................................................44

         This Annual Report on Form 10-K contains "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this document regarding the Company's strategies, plans, objectives, expectations, and future operating results are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable at this time, it can give no assurance that such expectations will prove to have been correct. Actual results could differ materially based upon a number of factors including but not limited to, development stage company, working capital deficit, accumulated deficit; significant capital requirements; need for additional financing; going concern qualifications; risks associated with geographic expansion and new lines of business; risks inherent in international operations, risks relating to the Sakhalin Project; lack of a gaming license, possible change in control; political and economic factors; risks of foreign legal systems; business infrastructure issues; potential conflicts with other stockholders in the Company's projects; restrictions and controls on foreign investments and acquisitions of majority interests; government regulation; construction risks, nature of hospitality and gaming industry; dependence on successful hotel and gaming operations; collectability of casino receivables; effects of inflation, currency fluctuations; competition; reliance on advances and dividends from subsidiaries; dependence on personnel associated with developing the Sakhalin Project; lack of key man insurance; volatility of prices of shares; potential adverse impact on market price of shares, shares eligible for future sale, additional registered securities; potential adverse effect of future issuances of authorized preferred stock; potential adverse effect of Underwriter's Warrants and other Warrants; classified board of directors; limited public market and liquidity, and other risks detailed in the Company's Securities and Exchange Commission filings.


Item 1.  Business

                                COMPANY OVERVIEW

         CCA Companies Incorporated was incorporated under the laws of the State of Delaware on March 6, 1996 as Conserver Corporation of America and changed its name on December 2, 1997. The current active business of CCA Companies Incorporated (with its subsidiaries, the "Company") is (i) operation of a gaming casino in Suriname 50% owned by the Company, and (ii) development of a casino and hotel project in Sakhalin in the Russian Federation.

         The Company's original principal business was food preservation technology. In November 1999, however, the Company's Board of Directors determined that it would discontinue activities and efforts with respect to the Company's food preservation business.

         After mid-1997 the Company entered into various agreements (i) to acquire and operate gaming casinos in Hungary and Suriname; (ii) to obtain (over about two years) eight hotel management operating contracts, mostly for hotels in Asia (all of which have been terminated); and (iii) to build and then to own and operate, a hotel and casino in Sakhalin, a Russian Federation island just north of Japan (the "Sakhalin Project").

         In September 1998 the Company acquired a fully operating casino in Budapest, Hungary. This casino was closed in October 1999 upon the expiration of its license. A Suriname casino, owned by a 50% joint venture of the Company, is now operating in permanent quarters in the hotel where the Company previously maintained temporary facilities for its casino operation. The Company is also seeking to acquire, develop and/or operate other casinos abroad.

         Until November 1998, the Company held hotel operating contracts for three open hotels with a total of approximately 1200 rooms, one of which was being actively managed by the Company. The Company had entered into hotel management agreements providing for the Company to enter into future hotel operating contracts to operate five other hotels. The Company received operating fees for one of the open hotels commencing in January 1998 and for two of the open hotels commencing in March 1998.

         As a result of the failure of the other parties to the hotel management agreements to deliver to the Company physical control and practical management power over two open hotels, and their notice to the Company that renovation or construction of five other hotels was deferred and being reviewed, the Company began negotiations with those parties over the status of the hotel management agreements. In November 1998, the Company reached a settlement, described below, terminating the hotel management agreements and all then existing hotel operating contracts, and exchanging mutual releases of related obligations. The Company received $450,000 cash, was returned 700,000 shares of its Common Stock, retained $1,625,000 in payments of management fees and loans, and the other parties agreed to assume other obligations of the Company's hotel management operation estimated at approximately $350,000. Consequently, as of November 4, 1998 the Company had no active hotel management or operation business.

         Until March 1998 the Company was for accounting purposes deemed a development stage company. Receipt of revenues, primarily from hotel management operations, technically ended that status. However, the Company's operations are still subject to all of the risks inherent in the establishment of new business enterprises, including the need to obtain financing, and the uncertainty of market acceptance of its products and services. The Company has incurred losses since inception. From March 1996 to June 1997 the Company did not have any revenues. During the year ended June 30, 1998 the Company had revenues of approximately $640,000 attributable to its hotel management operations commenced in January 1998 and discontinued in November 1998. During the year ended June 30, 1999 the Company had revenues of $5.9 million of which approximately $5.5 million was attributable to the Company's casino operations in Suriname and Budapest with the remainder attributable to the Company's discontinued hotel management operations. The Company's accumulated deficit at June 30, 1999 was $27.1 million (which included $7.6 million of non-cash compensation charges related to the value attributed to stock options and warrants issued by the Company).

         In September 1999, the Company's cash flow began to improve. Increasing revenue commencing with the March 31, 1999 grand opening of the Company's permanent Suriname Palace Casino allowed the Company to pay in full its casino construction contractor and in August 1999, to repay in full a $750,000 short term loan provided by its joint venture partner.

Repayment of the loan, which had been accruing interest at a rate of four percent (4%) per month, made future operational net cash flow from the casino available for other purposes (including payments to the Company for accrued management fees and other obligations). Consequently, from September 1999 through April 2000, the Suriname joint venture has paid to the Company on a monthly basis an average of approximately $300,000 for accrued management fees and other obligations.

         The Sakhalin Project is currently in the development stage and requires the Company to obtain substantial financing to progress further. Sakhalin Island is a Russian territory located just north of Japan. This new hotel/casino is intended to attract gaming clientele from Japan, China, Korea, and the Russian mainland. The Sakhalin Project involves plans to develop a $140 million dollar 450-room hotel/casino complex on a ten-acre site in the center of the city of Yuzhno-Sakhalinsk with further development proposed at a nearby ski mountain. The related casino would initially have 70 tables and 350 slot machines.

         On November 16, 1999 the Company's securities were delisted from the Nasdaq SmallCap Market. The Company's Common Stock is currently traded in the Pink Sheets of the National Quotation Bureau.


                              DIVISIONAL OVERVIEWS

Casino Division

         The Company's subsidiary and joint venture are currently operating one casino in Suriname. The Company anticipates eventually operating the casino in the Sakhalin Project, if and when that project is built and licensed, and is also seeking to operate or acquire interests in other casinos outside the U.S. The Company has one officer (Mr. David Hartley) and 234 employees engaged directly in casino operations.

         The Company's Suriname casino, part of a joint venture, occupies two leased floors totaling about 20,000 square feet in the Plaza Hotel, which is a downtown hotel in the capital city of Paramaribo. The Company began operations of its Suriname casino in October 1998 in temporary quarters. The permanent casino was completed and became operational in March 1999. The casino has 20 gaming tables, 161 slot machines and a 50-seat restaurant. There are other casinos in Paramaribo, the capital city, but only two compete with the Company for the same local gaming clientele.

         The Suriname casino was constructed by the Company pursuant to an agreement with a local company that owned the casino license, and the casino license is now held by a local joint venture company owned 50% by the Company. The joint venture company entered into a Suriname Casino Management Agreement in April 1998 for the Company to operate the Casino for fifteen years at a base fee equal to 3% of gross revenues calculated on an annual basis and payable monthly, plus an incentive fee of ten percent of gross operating profits. The joint venture company leased the casino premises from the hotel owner, its joint venture partner, for fifteen years beginning February 1998 for $200,000 per year, subject to locally based escalation.

          The Orfeum Casino in Budapest, Hungary was acquired in September of 1998 when the Company's subsidiary Dorsett Hotels and Resorts, Inc. acquired a 95% equity interest in Roulette Kft. ("Roulette"), the local company that owned the rights to the casino. On the September 1998 closing of the acquisition the Company issued to the Roulette stockholders 17,857 shares of the Company's Common Stock (at a stated value of $7 per share), subject to additional shares being issued to make up any then short-fall in value from $125,000 if the average market price of the shares during the 10-day period preceding March 1, 1999 was less than $7.00. The 10-day average price preceding March 1, 1999 was $.93 and consequently, the Company issued to the previous shareholders of Roulette Kft. an additional 116,813 shares of its Common Stock. The Company also issued 7,143 shares and agreed to pay $45,000 to a consultant. At June 30, 1998, the Company had paid $100,000 to the former stockholders as a deposit towards the purchase, and had loaned $667,000 to Roulette. These amounts were reclassified as part of the consideration paid for Roulette at the September 1998 closing.

         In December 1998, the Company entered into an agreement with A.G.M. International LTD ("AGM"), an Israeli junket operator experienced in organizing junket and premium player groups, whereby AMG was granted 50% ownership of Roulette by agreeing to (i) fund $100,000 to increase the operating float of the casino, (ii) fund $50,000 required for general improvements to the casino, (iii) pay to the Company $100,000, (iv) pay to the Company an additional $100,000 no later than November 15, 1999 if Roulette received a new license from the Hungarian Gaming Board allowing it to operate as a casino for a period in excess of one year commencing November 1, 1999, the date the current license was due to expire, and (v) provide for the management and operation of the casino through November 1, 1999.

         During 1999, the Hungarian Gaming Board made a decision to reduce the number of casino licenses to three, down from the nine existing licenses which existed at the time the Company acquired its interest in the Orfeum casino. The Company together with AGM submitted an application during 1999 in an attempt to obtain one of the three licenses that the gaming board would be granting, but was unsuccessful. Consequently, the casino was closed at the end of October 1999. At June 30, 1999, the Company fully reserved the balance of its loans to Roulette Kft. which totaled approximately $610,000.

         The Company's Budapest Casino occupied approximately 5,000 leased square feet in the downtown Beke Radisson Hotel. The casino was in full operation with about 11 gaming tables and 20 slot machines until its gaming license expired in November 1999. The Company has not had any operations in Hungary since November 1999 and none are currently contemplated.


Hotel Management Division

         Until November 1998, the Company had one officer (Mr. Kai Michaelsen) and three employees engaged directly in hotel management and had hotel operating contracts for three open hotels, only one of which it actively managed (the Dorsett Regency Hotel in Kuala Lumpur, Malaysia) because the owner failed to turn over the other hotels to the Company for management. The Company's management office was located in leased offices in Kuala Lumpur. Mr. Michaelsen was previously employed by the hotel owners.

         When the Company settled and terminated its hotel management agreements in November 1998, various obligations related to its hotel management operations were taken over by others.

         To make its initial entry into the hotel management and operating business, from mid-1997 and into early 1998 the Company entered into two hotel management agreements (as amended). One was with Dorsett Hotels and International Ltd. ("DHI"), a company represented to be owned by David Chiu, and one with Far East Consortium International Ltd. ("FEC"). Under these agreements, the Company was granted the right (directly or through a subsidiary) to be the exclusive manager and operator of three particular hotels then open, and five others then to be opened, and to do so pursuant to long-term hotel operating contracts to be entered into with the owners of the various hotels.

         In July 1998, FEC advanced the Company $500,000 which the Company treated as a loan to be repaid in six months together with interest at a rate of prime plus 1%. In the alternative the principal and interest could have been repaid by way of an offset against management fees. In July 1998, FEC paid the Company a further $500,000, which the Company also recorded as a loan.

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

         As a result of the failure of FEC and DHI pursuant to the Hotel Management Agreements to deliver to the Company physical control and practical management power over two open hotels, and their notice to the Company that renovation or construction of five other hotels was deferred and being reviewed, the Company began negotiations with those parties over the status of the Hotel Management Agreements. In November 1998, the Company reached a settlement, described below, terminating the Hotel Management Agreements and all then existing Hotel Operating Contracts, and exchanging mutual releases of related obligations. The Company received $450,000 cash, was returned 950,000 shares of its Common Stock with the obligation to reissue 250,000 shares, retained $1,625,000 in payments of management fees and loans, and FEC agreed to assume any and all future financial obligations with respect to the employment and consulting agreements the Company entered into for the services of Mr. Michaelsen, then President of the Company's hotel management company. Both the employment and consulting agreements were scheduled to expire in May 2000. Consequently, as of November 4, 1998 the Company had no active hotel management operating business.

         Subsequent to the November 1998 termination agreement, FEC corresponded with the Company questioning and making numerous allegations regarding the authority and reasonableness of operating decisions made by Mr. Michaelsen while he was in charge of the Company's hotel management division which operated the Dorsett Regency Hotel for FEC. After a thorough independent review of Mr. Michaelsen's performance as the President of the Company's hotel management division including an extensive investigation into the allegations made by FEC, Mr. Michaelsen's employment was officially terminated in April 1999. See "Item 3 - Legal Proceedings."


Other Agreements

         In August 1997, the Company entered into a two-year Casino Consulting Agreement with Star Casinos Limited ("Star") as consultant, primarily to obtain the services of Mr. David Hartley who is an experienced casino consultant. He is now the full-time President of the Company's Casino Division. Star is owned and controlled by Mr. Hartley. The active term of the agreement began in October 1997 and ended in December 1999 pursuant to which the Company paid an annual consideration of $250,000 per year. In October 1997, the Company granted to Star Plan options to purchase 100,000 shares of Common Stock at a price of $6.50 per share, which was reduced to $1.50 per share in September 1998 and then to $.25 per share in December 1999. The options vested and became exercisable in 2 equal installments, on each succeeding October anniversary. The agreement imposed non-compete and non-solicitation restrictions on Star for two years after the term. Upon the expiration of the Consulting Agreement, the Company issued Star 250,000 shares of Stock in lieu of a $250,000 cash bonus payment which Star was entitled to receive under the terms of such agreement. The Company currently continues to engage Star on a month-to-month basis to maintain Mr. Hartley's services, for which the Company pays $250,000 per year.


Sakhalin Project

         The Company entered into a stock purchase agreement on October 24, 1997, (the "Sakhalin Agreement") with Sakhalin General Trading Investments Limited ("SGTI") and an assignment agreement with Sovereign Gaming and Leisure Limited ("Sovereign") on December 12, 1997, each a limited liability company organized under the laws of Cyprus. Pursuant to the Sakhalin Agreement, the Company would acquire all of the outstanding shares of SGTI and SGTI's rights and interest in a project to develop the Sakhalin Project, and SGTI's ownership interest in 65% of Sakhalin City Center Ltd. ("SCC"). SCC is a closed joint stock company incorporated under the laws of the Russian Federation that holds certain rights, including a guarantee by the city of Yuzhno-Sakhalinsk (the "City") to issue a gaming license to SCC. In addition, the assignment agreement calls for all rights and interest to or in the Sakhalin Project held by Sovereign, including certain operating and project management agreements with respect to the Sakhalin Project (collectively, the "Shares and Rights") be conveyed to the Company.

         On December 12, 1997, the Company completed the acquisition of 100% of the shares of SGTI in exchange for 2,000,000 shares of its common stock. In addition the Company acquired all rights and interests of Sovereign in exchange for 200,000 shares of common stock to the owners of Sovereign.

         In addition, two former directors of the Company were granted options to purchase 300,000 and 200,000 shares of common stock at an exercise price equal to $6.125 per share in exchange for their services in connection with the acquisition of the Sakhalin project ("Sakhalin Options"). The Sakhalin Options subsequently expired without being exercised.

         Pursuant to the Sakhalin Agreement, SCC will develop, subject to obtaining financing, a $140 million dollar 450-room hotel/casino complex on a ten-acre site in the center of the city of Yuzhno-Sakhalinsk with further development proposed at a nearby ski mountain. The related casino would initially have 70 tables and 350 slot machines. The City will provide the land and an existing ski resort under a 101-year lease, at no annual cost. Dorsett will manage both the hotel resort and the casino for a management fee equal to 3% of turnover, as well as an incentive fee of 10% of gross profits.

         Although, there are currently several small casinos operating on the island, the City has committed contractually that it will not permit them to increase their floor areas or extend the range of their operations without the written approval of SCC. In addition, the Company will also have certain rights to participate in the development and management of any future casinos within the jurisdiction of the City of Yuzhno-Sakhalinsk.

         The Sakhalin Agreement provides that, upon request of the Company, Sovereign agrees to become project manager during the construction phase of the Sakhalin project, subject to an agreement on reasonable compensation for such services, which shall not exceed the lesser of 5% of the construction cost of the Sakhalin Project or $5,000,000. Subsequent to the Sakhalin agreement, Mr. Dallas Dempster a paid consultant to Sovereign was recruited to be the President and CEO of CCA. Accordingly it is the Company's current intent not to employ Sovereign and to manage the construction phase of the Sakhalin project directly.

         On October 2, 1997, the Company entered into an agreement (the "Development Services Agreement") with Mr. David Chiu for certain development services by Mr. Chiu to the Company in connection with the Sakhalin Project, including using his best efforts to procure or secure the necessary debt financing and guarantees for the complete turnkey construction of the Sakhalin Project. The Development Service Agreement expired in August 1998 without Mr. Chiu rendering any services.

         On September 23, 1998, the Company entered into a letter of intent with JSC Rosneftegazstroy ("RNGS"), which is a large Russian construction company. The letter of intent was aimed at RNGS guaranteeing the financing of a turnkey construction contract on Sakhalin Project and acting as a subcontractor. The Company and RNGS never contractually acted on the letter of intent and it subsequently was abandoned.

         The Company is currently party to an agreement dated June 25, 1999 contemplating reorganization of the ownership structure of SCC if its current loan application for financing of the Sakhalin Project is approved. The proposed restructuring assumes one hundred percent (100%) ownership of the Sakhalin Project by SCC. SGTI's equity interest in SCC will be increased to eighty percent (80%), and the remaining SCC equity will be held by the City and the surrounding regional authority, the Sakhalin Oblast Administration ("Oblast"). The City and Oblast will not be involved in management of SCC or the Sakhalin Project.

         The Company will share management and ownership of SGTI, and thus SCC, with Arter Group Limited ("Arter") and Valmet S.A.("Valmet"). The Company will own 50% of SGTI and effective ownership of 40% of SCC. Arter and Valmet will be responsible for negotiating with financial, governmental, regulatory and other entities and institutions on behalf of the Company. Arter, whose focus will be entities within the Russian Federation, will own 31.25% of SGTI and effective ownership of 25% of SCC, while Valmet, who will concentrate on those outside the Russian Federation, will own 18.75% and effective ownership of 15% of SCC. Oblast and the City will own the remaining 20% of SCC. SGTI will have a five-member board of directors. Two directors will be chosen by the Company, two by Arter and one by Valmet. The Valmet director will act as chair, although such director will not be allowed to vote in the event of a tie. The Company, Arter and Valmet will bear their own expenses under the proposed arrangements, although the Company will be responsible for most payments to third parties. Until adequate funding is achieved, which is defined as 70% of the total estimated cost of the Sakhalin Project, the Company has the right to terminate the proposed arrangements upon sixty days notice. The proposed arrangements will be effective from the day of acceptance of adequate funding for the project and following signing of the agreement memorializing the arrangements by all parties.

         When the Company acquired the stock in SGTI, its subsidiary SCC, and Sovereign Gaming and Leisure Ltd., a Cyprus company, already had a 1994 Construction Management Agreement (for Sovereign to manage the construction of the Sakhalin Project) and a 1994 Operation Management Agreement (for it to operate the Project). As part of the SGTI transaction, Sovereign assigned both agreements to the Company, along with Sovereign's other rights relating to the Project, and received 200,000 shares of the Company's Common Stock. The Common Stock was valued at $5.25 per share and thus the value attributed to the shares was $1,050,000. Consequently, the Company is currently the holder of the rights to manage the development and construction of the Sakhalin Project, and upon its completion, to operate and manage it. Under the 1994 Construction Management Agreement, SCC is to pay the Company a project management fee of 5% of the estimated cost of the Project for its general office expenses and management supervision, a significant portion of which may be paid to the entity that ultimately constructs the Sakhalin Project.

         The Sakhalin Project (other than its financing) has been managed by SCC in Sakhalin City, primarily by Mr. Valery Mozolevsky, who has had long-term employment with SCC and is experienced in the Project. In August 1998, the Company retained the services of an experienced project manager that will oversee and manage the project with Mr. Mozolevsky. If the Sakhalin Project substantially proceeds, SCC (and the Company) may have to substantially expand relevant management and staff, and obtain consultants and contractors for project design, construction and management. Mr. Dallas Dempster was, and still is, one of two Executive Directors of SCC. Mr. Valery Mozolevsky was, and still is, the other Executive Director.

         The casino and hotel project in Sakhalin requires the Company to get substantial financing to progress further. The Company has continued to explore various alternatives of financing, including discussions with numerous major Russian companies, foreign and domestic financial and investment firms and Asian contractors. To date, no definitive agreements have been reached. In November 1999, the Company submitted a loan application for financing of the Sakhalin Project to Sberbank - Savings Bank of the Russian Federation, which is currently being processed.

Food Preservation Technology

         The Company's initial business involved developing a product to extend the life of harvested fresh fruits, vegetables and flowers. In November 1999, however, the Company's Board of Directors determined that it would discontinue all activities and efforts with respect to the Company's food preservation business. The Board determined that the Company could not effectively develop a sufficient market with the Company's food preservation technology.


Insurance

         The Company currently maintains comprehensive general liability insurance with coverage of $1,000,000 per occurrence and umbrella insurance of $2,000,000 per occurrence. There can be no assurance that the Company's coverage will be adequate to protect the Company from all potential losses.


Employees

         As of March 31, 2000 the Company had 240 employees, including its 3 executive officers.


Segments/foreign operations

         See Note 12 to the Company's consolidated financial statements.


Item 2. Properties

         The Company maintains its principal executive offices at 9130 S. Dadeland Boulevard, Suite 1602, Miami, Florida 33156. This office space occupies approximately 1000 square feet, and is subject to a 3-year lease, commenced August 1999, at a monthly rental of $2,000.

         The Company's Sakhalin Project is managed from a 450 square foot leased office in Sakhalin City pursuant to a one-year lease which expires on March 31, 2000. The monthly rental for the office is $1,050. The Company believes its existing facilities are adequate to meet current needs. The Company's casino properties are described above. See "Casino Division."

         The Company believes its existing facilities are adequate to meet current needs.


Item 3. Legal Proceedings

         Except as otherwise described below, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their material property is subject. The Company knows of no such proceedings contemplated by any government authorities, or of any material legal proceeding to which a director, officer or affiliate of the Company or any owner of record or beneficially of more than 5% of its Common Stock (or any associate of any of the same) is a party adverse to the Company or any of its subsidiaries or in which any such person has a material adverse interest to the Company.

         On termination of the Company's hotel operating contracts, FEC agreed to assume any and all future financial obligations with respect to the employment and consulting agreements the Company entered into for the services of Mr. Kai Michaelsen, then President of the Company's hotel management company. Both the employment and consulting agreements were scheduled to expire in May 2000. Subsequent to the November 1998 termination agreement, FEC corresponded with the Company questioning and making numerous allegations regarding the authority and reasonableness of operating decisions made by Mr. Michaelsen while he was in charge of the Company's hotel management division which operated the Dorsett Regency Hotel for FEC. After a thorough independent review of Mr. Michaelsen's performance as the President of the Company's hotel management division including an extensive investigation into the allegations made by FEC, Mr. Michaelsen's employment was officially terminated in April 1999.

         On April 9, 1999, Mr. Michaelsen filed a Demand for Arbitration with the American Arbitration Association ("AAA") requesting a lump sum payment of approximately $240,000 representing the amount he claims is due him for past and future services under employment and consulting agreements with CCA Companies Incorporated ("CCA") and Dorsett Hotels & Resorts, Inc. ("Dorsett-USA"), plus unspecified additional expenses. The Company obtained a temporary restraining order staying the arbitration and petitioned the New York Supreme Court for a permanent stay based on the fact that neither CCA or Dorsett-USA had any arbitration agreement, or for that matter, any agreement with Mr. Michaelsen. Instead, Mr. Michaelsen's arbitration agreement and overall employment agreement was solely with the Company's Malaysia subsidiary, Dorsett Hotels & Resorts International Sdn Bhd ("Dorsett-Malaysia"). On March 31, 2000, the Court granted the petition of CCA and Dorsett-USA permanently staying the arbitration initiated by Mr. Michaelsen and as a consequence, Mr. Michaelsen is not permitted to assert in arbitration any of the claims he alleged against CCA and Dorsett-USA. Mr. Michaelsen's company, Zamora Investments Pte Ltd. ("Zamora") which had a separate contract with Dorsett-USA requiring Dorsett-USA to pay Zamora $80,000 for Mr. Michaelsen's services, has asserted this claim in a new arbitration demand against Dorsett-USA and has combined such claim with a new arbitration demand by Mr. Michaelsen against the Company's insolvent subsidiary, Dorsett-Malaysia. The parties are seeking under these claims approximately $240,000 in the aggregate. The Company believes, in reliance upon its counsel, that it has no liability with respect to such claims. Further, the Company believes that if Zamora or Mr. Michaelsen should prevail, any amount that they are awarded will be the responsibility of FEC under the terms of the November 4, 1998 termination agreement with the Company. The Company is currently holding back on delivery of the 250,000 shares to be reissued to FEC pursuant to the November 1998 termination agreement until such time as this matter can be settled.

         In August of 1999, Fox Haven Capital Corporation and United Resources Partners (Collectively "Fox Haven") filed a Demand for Arbitration before the AAA demanding a payment of $250,000 from the Company as a liquidated damages fee. Fox Haven alleges that the Company breached a letter of agreement by failing to secure adequate collateral for the proposed loan according to the terms of that letter agreement thus invoking a provision in the loan commitment letter entitling Fox Haven to such an amount. The Company has denied all material allegations of the claim and has filed counterclaims of $250,000 alleging that it was never in breach of the agreement and that in fact it was Fox Haven that breached its obligations to the Company by refusing to provide, without good cause, $5 million of capital financing to the Company and by misrepresenting Fox Haven's ability to make such loan. Among the damages sought by the Company is the return of a $25,000 commitment fee paid to Fox Haven and compensation for payments made to third parties in connection with the proposed loan.

         The Company believes, in reliance upon its counsel, that Fox Haven's claims against the Company have no merit. The arbitration hearings are expected to commence in July of 2000.


Item 4. Submission of Matters to a Vote of Securities Holders

         No matters were submitted by the Company to a vote of security holders, through the solicitation of proxies or otherwise, during the last quarter of the fiscal year ended June 30, 1999.

                                     PART II


Item 5. Market for Common Equity and Related Stockholder Matters

         Price Range of Common Stock. Between June 6, 1997 (the date the Common Stock was first listed), and November 16, 1999 the Common Stock was quoted on the Nasdaq SmallCap market under the symbol "RIPE" or "RIPEE". Prior to June 6, 1997, there was no market for the Company's Common Stock. Since November 16, 1999, and prior to that date, the Company's Common Stock has been traded on the Pink Sheets of the National Quotation Service.

         The following sets forth, for the quarterly periods indicated, high and low per share bid information for the Common Stock reported by Nasdaq on the Nasdaq SmallCap market:

                            For the Quarterly Periods
                             Beginning July 1, 1997
                            ending December 31, 1999

                                                          High           Low
                                                          ----           ---

July 1--Sept. 30, 1997...................................$11.00        $5.50
Oct. 1--Dec. 31, 1997.................................... 11.625        5.375
Jan. 1--March 31, 1998................................... 8.8125        4.50
April 1--June 30, 1998................................... 8.00          4.00
July 1--Sept. 30, 1998................................... 4.125         1.25
Oct. 1--Dec. 31, 1998.................................... 1.9375        0.28125
Jan. 1--March 31, 1999................................... 1.1875        0.4375
April 1--June 30, 1999................................... 0.75          1.375
July 1, 1998--Sept. 30, 1999............................. 1.0938        0.375
Oct. 1 - Nov. 16, 1999................................... 0.625         0.28125

         The high and low per share closing price information for the Common Stock reported on the Pink Sheets (i) during the period commencing November 17, 1999 and ending December 31, 1999 was $.37 (High) and $.12 (Low), (ii) during the period commencing January 1, 2000 and ending March 31, 2000 was $.40 (High) and $.13 (Low), and (ii) during the period commencing April 1, 2000 and ending May 23, 2000 was $.35 (High) and $.13 (Low)..

         (The above prices reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions. Beginning in 1998 the Small Cap market began quoting on the decimal system.)

         On November 16, 1999 the Company's securities were delisted from the Nasdaq SmallCap Market. The Company's Common Stock is currently traded in the Pink Sheets of the National Quotation Bureau.

         Approximate Number of Security Holders. As of March 31, 2000, the Company had approximately 775 registered holders of record of its Common Stock.

         Dividend Information. The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds and profits, if any, in the development of the Company's business.

         Sale of Unregistered Securities. Information required by Item 701 of Regulation S-K (as to unregistered equity securities sold during fiscal 1999), was previously reported in the Company's Quarterly Reports on Form 10-Q for the quarterly periods ended December 31, 1998 and March 31, 1999.

         The following information is furnished in connection with unregistered securities sold or issued by the Company since the filing of the Company's Form 10-Q for the quarter ended March 31, 1999 and prior to June 30, 1999:

         On May 15, 1999, the Company issued 116,813 unregistered shares of its Common Stock to Casino Bahia de Cadiz ("Cadiz") and Teresa Juste Picon ("Picon") pursuant to the terms of an agreement dated April 3, 1998 as amended on June 5, 1998 and September 16, 1998 (the "Agreement). The Agreement provided that additional shares would be issued to Cadiz and Picon if the average market price for the Company's shares for the 10-day period preceding March 1, 1999 was less than $7.00 per share. The Agreement also provided that the total market value of the additional shares to be issued plus the shares previously issued to Cadiz and Picon at the September 10, 1998 closing was to be equal to $125,000. Consequently, since the average market price for the 10-day period preceding March 1, 1999 was $0.9282, Cadiz and Picon were entitled to a total of 134,670 shares of the Company's Common Stock. Cadiz and Picon previously held 17,857 shares and were therefore entitled to receive an additional 116,813 shares of Common Stock.

         On May 10, 1999, the Company sold 200,000 unregistered shares of its Common Stock at a purchase price of $0.75 per share to Mr. William Rouhana which was under the $.94 closing market price of the shares on the previous day. Mr. Rouhana also received warrants to purchase 100,000 shares of Common Stock at an exercise price of $1.00 per share exercisable at any time prior to May 9, 2000.

         On June 4, 1999, the Company sold 100,000 unregistered shares of Common Stock to Mr. Mark Reed at a purchase price of $1.00 per share which was under of the $1.19 closing market price of the shares on the previous day. Mr. Reed also received warrants to purchase 50,000 shares of Common Stock at an exercise price of $1.00 per share exercisable at any time prior to the completion of one year after the date that the resale of the underlying shares is registered with the SEC.

         On June 15, 1999, the Company sold 66,667 unregistered shares of Common Stock to Mr. Robert Flynn at a purchase price of $.75 per share which was under the market price of the shares on that date. Mr. Flynn also received warrants to purchase 66,667 shares of Common Stock at an exercise price of $1.00 per share exercisable at any time prior to June 14, 2002.

         On June 22, 1999, the Company issued to Valmet S.A. 300,000 unregistered shares of Common Stock and the warrants to purchase 150,000 shares of Common Stock as described below as full and final payment on all amounts due totaling $300,000 for services provided and expenses incurred by Valmet S.A. up to June 22, 1999. The value of the shares and warrants recorded by the Company was $250,000 calculated as follows:

         (i) 150,000 warrants (with an exercised price of $1.00 per share) which had a Black Scholes value of $25,000; and

         (ii) 300,000 shares at the June 22, 1999 market price of $.75 per share which had a value of $225,000.

         On December 2, 1999, the Company issued 250,000 shares of Common Stock to Star in lieu of a $250,000 cash bonus payment which Star was entitled to receive under the terms of a consulting agreement by and between Star and the Company. The market price of a share of the Company's Common Stock on such date was $.13.

         In completing the above transactions, the Company relied upon Section 4(2) of the Securities Act of 1933, as amended with respect to such transactions.


Item 6. Selected Financial Data

         The selected financial data set forth below have been derived from the audited consolidated financial statements of the Company, certain of which are included elsewhere in this Report, and should be read in conjunction with those consolidated financial statements (including the notes thereto) and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" also included elsewhere herein.

                          STATEMENT OF OPERATIONS DATA

                                                            For the
                                                           Ten Month
                                                          Period Ended            Year Ended             Year Ended
                                                        June 30, 1997(1)         June 30, 1998          June 30, 1999
                                                       ----------------          -------------          -------------
Revenues............................                              --                     --                $5,534,249
Operating expenses:
    Marketing and promotion.........                              --                     --                   360,572
   General and administrative expenses                            --                 3,397,974              7,566,040
   Compensation charges in connection
     with issuance of stock options and warrants                  --                   921,569                783,000
                                                          ------------              ----------              ---------

Loss from operations................                              --                (4,319,543)            (3,175,363)

Other income (expenses):
    Write-down of assets                                          --                     --                  (609,833)
   Interest income (expense), net..............               (356,166)                213,840               (433,991)
                                                          ------------              ----------              ---------

Loss from Continuing Operations before
Minority Interest..............................               (356,166)             (4,105,703)            (4,219,187)

Minority Interest..............................                   --                     --                   (89,278)
                                                          ------------              ----------              ---------

Loss from Continuing Operations................               (356,166)             (4,105,703)            (4,308,465)
                                                          ------------              ----------              ---------

Gain (Loss) from Discontinued Operations
    Food Preservation..........................             (8,205,901)             (2,878,863)              (425,175)
    Hotel Management...........................                   --                (5,558,506)               141,550
                                                          ------------              ----------              ---------

                                                            (8,205,901)             (8,437,369)              (283,625)
                                                          ------------              ----------              ---------

Net Loss                                                    (8,562,067)            (12,543,072)            (4,592,090)
                                                          ------------              ----------              ---------

Loss per Share of Common Stock:
   Basic and diluted:
      Loss from continuing operations                             (.08)                   (.45)                  (.34)
      Loss from discontinued operations                          (1.75)                   (.92)                  (.02)
                                                          ------------              ----------              ---------

Net Loss per share.............................                  (1.83)                  (1.37)                  (.36)
                                                          ------------              ----------              ---------

Weighted average number of common shares outstanding.        4,667,490               9,175,536             12,607,037
                                                          ------------              ----------             ----------

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

Results of Operations

         The Company has a limited operating history upon which an evaluation of its performance and prospects can be made. During the period from March 6, 1996 to March 31, 1998, the Company's activities were primarily limited to organizational efforts and raising public and private capital to fund its organizational expenses and the development and initial implementation of its business plan for its food technology business. Commencing in August 1997, the Company's activities also included organizational and fund raising efforts relating to its entrance into the business of managing and owning hotels and casinos. From March 6, 1996 to June 30, 1997 the Company had no revenues. During the year ended June 30, 1998 the Company had limited revenues of $649,620 primarily attributable to the January 1998 commencement of its hotel management operations.

         On November 4, 1998, the Company reached a settlement agreement terminating its hotel operating contracts with FEC and DHI and subsequently in April 1999, dismissed all of its hotel management employees. Consequently, as of April 1999 the Company had no active hotel management operating business. Additionally, in November 1999 the Company's Board of Directors determined that it would discontinue all activities and efforts with respect to the Company's food preservation business since the Company could not effectively develop a sufficient market with the Company's food preservation technology. Accordingly, for the years ended June 30, 1999 and 1998 and for the ten-month period ended June 30, 1997, the Company has reported all activities related to its food division and hotel management operations separately as gains or losses from discontinued operations. Consequently, the activities reflected in the statements of operations as revenues and expenses from continuing operations represent those revenues and expenses which are directly related or apportioned to the Company's casino operations.


Results of Operations for the Year Ended June 30, 1999 as compared with the Year Ended June 30, 1998

         Loss from Continued Operations. The Company incurred a loss from its continuing operations of $4,308,465 or $.34 per share during the year ended June 30, 1999 as compared to a loss of $4,105,703 or $.45 per share for the year ended June 30, 1998. The increase in loss during the current year resulted from the write-off of loans totaling approximately $610,000 made to the Budapest casino which was closed in October 1999. This was partially offset by profitable operations of the Company's Suriname casino which opened in October 1998 and reductions in general corporate overhead expenses.

          Revenues. During the year ended June 30, 1999, the Company generated revenues of $5,534,249 attributable to its casino operations in Suriname and Budapest which generated $4,864,989 and $669,260, respectively. For the year ended June 30, 1998, the Company had no revenues attributable to its casino operations. The Company's Budapest and Suriname casinos began operations in September and October 1998, respectively.

         Marketing and Promotion. During the year ended June 30, 1999, the Company incurred $360,572 in marketing and promotional expenses in connection with its casino operations. The Company's Budapest and Suriname casinos began operations in September and October 1998, respectively. Accordingly, the Company had no such expenses for the year ended June 30, 1998.

         General and Administrative Expenses. General and administrative expenses were $7,566,040 for the year ended June 30, 1999 as compared to $3,397,974 for the year ended June 30, 1998. Included in the current year's expenses were $3,758,233 of operating expenses associated with the Company's Suriname and Budapest casinos opened or acquired during the current year and $3,807,807 for general corporate overhead including salaries, consulting, professional fees and travel. The prior year expenses were attributable to general corporate overhead after reclassification of approximately $2.8 million related to expenses directly related or apportioned to the discontinued food and hotel management operations.

         Compensation Charges. During the year ended June 30, 1999, the Company recorded non-cash compensation charges of $783,000 attributable to the (i) reduction in exercise price of certain stock options and warrants previously issued to officers, directors and employees and (ii) the issuance of stock options to purchase 500,000 shares of Common Stock. For the year ended June 30, 1998, non-cash compensation charges were $921,569 related to the issuance of stock options to purchase 390,000 shares of Common Stock and warrants to purchase 100,000 shares of Common Stock.

         Write-down of Assets. During 1999, the Hungarian Gaming Board made a decision to reduce the number of casino licenses in Budapest to three. After the Company's submission of an application for a new license was unsuccessful, the casino was closed in October 1999 when its then current license expired. At June 30, 1999, the Company wrote off the balance of its outstanding loans to Roulette Kft. totaling approximately $610,000.

         Interest Income. For the year ended June 30, 1999, interest income was $11,114, compared to $288,518 for the year ended June 30, 1998. This decrease in the current year was due to additional cash being available for investment during the prior year from the proceeds of the Company's public and private offerings.

         Interest Expense. For the year ended June 30, 1999, interest expense amounted to $445,105 compared to $74,678 for the year ended June 30, 1998. The current year's expense was primarily attributable to interest accrued on loans made to the Suriname casino joint venture by the Company's joint venture partner. The prior years expense related to amortization of debt discount recorded for the value of Common Stock shares issued to convertible debentureholders.

         Minority Interest. The Company's Suriname casino joint venture began operations during the current fiscal year. The Company controls the management of the joint venture company and has a 50% equity interest. The casino's operations are consolidated with those of the Company and after combining the casino's current year operating results with the casino's prior year operating loss attributable to pre-opening expenses, a minority interest has been recorded for the current fiscal year of $89,278.

         Loss from Discontinued Operations of Food Division. In November 1999 the Company's Board of Directors determined that it would discontinue all activities and efforts with respect to the Company's food preservation business since the Company could not effectively develop a sufficient market with the Company's food preservation technology. During the year ended June 30, 1999, the Company had no revenues from its food division operations while expenses related to efforts to sell or joint venture the food division were $425,175. The prior year's period included nominal revenues of $9,879 and marketing and administrative expenses of $2,888,742, including a $1.62 million provision for bad debt on loans made for inventory purchases and other obligations related to its food technology product.

         Gain (Loss) from Discontinued Operations of Hotel Management. During the year ended June 30, 1999, the Company had revenues of $363,301 from its hotel management contracts which commenced January 1998 and were terminated on November 4, 1998. Related marketing and administrative expenses during the 1999 period were $221,751. The prior years period included revenues of $639,741 and marketing, administrative and other expenses of $6,198,247, including a $4.2 million write-down in the value of hotel management contracts. Subsequent to June 30, 1998, the Company entered into a settlement agreement with FEC, Dorsett and Mr. David Chiu in which both parities withdrew from and released all parties to the Hotel Management Agreements. At June 30, 1998, the carrying value of the related assets was reduced to the fair value based on the terms of the settlement agreement, and accordingly, the Company recorded a charge of $4,200,000 to write down the carrying amount of the management contract agreements, trade names, and deposit on assets. Expenses during the 1998 period also included amortization of management contracts, direct expenses of operating the hotel management division and indirect expenses related to general corporate overhead apportioned to the division.


Results of Operations for the Year Ended June 30, 1998 as compared to the Ten Months Ended June 30, 1997

         Loss from Continued Operations. The Company incurred a loss from continuing operations of $4,105,703 or $.45 per share, for the year ended June 30, 1998. Included in the loss for the year were non-cash compensation charges of $921,569 recorded in connection with the value attributed to stock options and warrants issued by the Company, general and administrative expenses of $3,397,974 and interest income net of interest expense of $213,840. The loss for the ten months ended June 30, 1997 was attributable to net interest expense which amounted to $356,166, or $.08 per share. During the 1997 period, the Company's activities were primarily limited to organizational efforts and raising public and private capital to fund its organizational expenses and the development and initial implementation of its business plan for its now discontinued food technology business. Consequently, all activities for the 1997 period have been reported as losses from discontinued operations of the Company's food division.

         General and Administrative Expenses. General and administrative expenses related to continuing operations, which included travel expenses, salaries and professional and consulting fees, were $3,397,974 for the year ended June 30, 1998. During the 1997 period, all activities were primarily limited to organizational efforts and raising public and private capital to fund initial marketing and research and development expenses for the Company's discontinued food technology business. Consequently, all general and administrative expenses incurred during the 1997 period have been included and reported in losses from discontinued operations of the Company's food division.

         Compensation Charges. During the year ended June 30, 1998, non-cash compensation charges were $921,569 for the issuance of stock options to purchase 390,000 shares of Common Stock and of warrants to purchase 100,000 shares of Common Stock. During the 1997 period, all activities were primarily limited to organizational efforts and raising public and private capital to fund initial marketing and research and development expenses for the Company's discontinued food technology business. Consequently, compensation charges related to the issuance of stock options during the 1997 period have been included and reported in losses from discontinued operations of the Company's food division.

         Interest Income. For the year ended June 30, 1998, interest income was $288,518, compared to $51,180 for the ten months ended June 30, 1997. This increase was due to additional cash being available for investment from the proceeds of the Company's public and private offerings.

         Interest Expense. For the year ended June 30, 1998, interest expense including amortization of debt discount, was $74,678 compared to $407,346 for the ten months ended June 30, 1997. These amounts included non-cash charges related to the amortization of $60,328 and $252,000, respectively, on debt discount recorded for the value of shares of Common Stock issued to convertible debentureholders. The decrease in other interest expenses from $155,346 in the prior period to $14,350 in the current period was the result of the repayment of certain outstanding obligations by the Company from the proceeds of its June 1997 initial public offering.

         Loss from Discontinued Operations of Food Division. As noted above, in November 1999 the Company's Board of Directors determined that it would discontinue all activities and efforts with respect to the Company's food preservation business since the Company could not effectively develop a sufficient market with the Company's food preservation technology. During the year ended June 30, 1998, the Company had nominal revenues of $9,879 from its food division operations and marketing and administrative expenses directly related or apportioned to the food division totaled $2,888,742, including a $1.62 million provision for bad debt. The prior year's period generated no revenues and had expenses of $8,205,901 including (i) non-cash compensation charges of $4,995,106 recorded in connection with the value attributed to stock options and warrants issued by the Company to purchase 2,385,000 shares of Common Stock, (ii) marketing, general and administrative expenses of $1,854,995,
(iii) a $1,000,000 charge for provision for bad debt related to advances made to the Company's previous Conserver 21 (Trademark) supplier under the terms of a distribution agreement which was subsequently terminated, and (iv) a $355,800 write-down of unmarketable Conserver 21(Trademark) inventory.

         Gain (Loss) from Discontinued Operations of Hotel Management. During the year ended June 30, 1998, the Company had revenues of $639,741 and marketing, administrative and other expenses of $6,198,247, including a $4.2 million write-down in the value of hotel management contracts. Subsequent to June 30, 1998, the Company entered into a settlement agreement with FEC, Dorsett and Mr. David Chiu in which both parities withdrew from and released all of the Hotel Management Agreements. At June 30, 1998, the carrying value of the related assets was reduced to the fair value based on the terms of the settlement agreement, and accordingly, the Company recorded a charge of $4,200,000 to write down the carrying amount of the management contract agreements, trade names, and deposit on assets. Expenses during the period also included amortization of management contracts, direct expenses of operating the hotel management division and indirect expenses related to general corporate overhead apportioned to the division. There were no hotel management operations during the prior 1997 period.

         Income Taxes. For the ten months ended June 30, 1997, the Company, for tax purposes, did not have any operations, or net operating losses. The Company's expenses were preoperating and therefore, are capitalized and will be amortized starting on the date operations commenced.


Liquidity and Capital Resources

         Since July 1998 the Company has actively sought to raise cash through loans or sales of its securities in order to fund its past due obligations, current operations and completion of its permanent Suriname casino facility which opened March 31, 1999. From July 1998 through August 1999, the Company was successful in raising sufficient funds from numerous private investors through the sale of its securities enabling it to fund its ongoing operational costs during such period and complete the construction of the Suriname casino.

         At June 30, 1999, the Company had a working capital deficit of $1.3 million. The Company has continued to seek financing for both discharging current payment obligations and for working capital. At June 30, 1999 the Company had approximately $425,000 in cash or cash equivalents on hand. In late August 1999, the Company began to receive cash distributions from the profits of its Suriname casino joint venture. Prior to late August 1999, all cash profits of the casino had been used to first pay the remaining balance due on the casino construction contract and then to repay a $750,000 loan previously made by the Suriname casino joint venture partner in December 1998. The Company has received an average of approximately $300,000 per month in cash distributions from casino profits during the seven months of September 1999 through March 2000 and expects this to continue for the near foreseeable future. This cash flow has and should continue to enable the Company to pay its current operating expenses, fund its loan obligations and make payments on any of its remaining past due obligations.

         The Company believes that the distribution of profits from the Suriname casino will provide adequate cash flow to maintain the Company's current operations for the next 12 months. Primarily as a result of the delinquent filing of this Form 10-K, the Company has been delisted by Nasdaq from its SmallCap Market. The Company currently trades on the OTC pink sheets and expects to have its securities traded on the OTC bulletin board upon the filing of this Form 10-K.

Subsequent Events

         In October 1999, the Company entered into a convertible loan agreement with a private investor and received $350,000 which it used to fund current and past due obligations. On December 22, 1999, the lender converted $185,000 of the loan amount together with interest and received 1,481,060 shares of the Company's common stock. No further amount of the loan may be converted and the balance of $165,000 together with 15% interest was paid on April 30, 2000. The investor also received warrants to purchase 700,000 shares of Common Stock at an exercise price of $.25 per share exercisable on or before October 11, 2002.

         In January 2000, a director of the Company (Mr. James V. Stanton) advanced $300,000 which the Company also used to fund past due obligations. The loan is due December 31, 2000 and bears interest at the bank prime rate. Mr. Stanton also received warrants to purchase 500,000 shares of Common Stock at an exercise price of $.25 per share exercisable on or before January 18, 2004. See
Item 13 "Certain Relationships and Related Transactions."

         On March 1, 2000, Galileo Capital LLC provided a $150,000 convertible loan to the Company with interest at 10% per annum. The loan provides for payment terms and is due in full on October 31, 2000. As part of the consideration for making the loan to the Company, Galileo Capital LLC was granted warrants to purchase 150,000 shares of the Company's Common Stock at an exercise price of $.25 per share. Further, the loan is convertible into shares of the Company's Common Stock at $.25 per share at any time during the term of the loan on all or a portion of the then outstanding principal and interest balance. In the event all or a portion of the loan is converted, the Company will issue additional warrants to purchase one (1) share of its Common Stock for each four (4) shares issued to Galileo Capital under its conversion option. The warrants will be exercisable at $.25 per share.


Prior Financing

         The Company was a development stage company through March 1998. The Company's activities since its inception in March 1996 while in the development stage was primarily focused on raising both debt and equity financing (public and private), organizing and developing its food preservation technology business, and, since mid-1997, organizing and developing its hotel management business and casino business. The Company has incurred losses since its inception, and, as of June 30, 1999, the Company's accumulated deficit was $27.1 million.

         From March 1996 through February 1998, the Company raised capital necessary for its business development through debt and equity private placements. In 1996 it had a private offering of Common Stock and convertible debentures in which it raised about $4.9 million. In June 1997, while the Company was developing its food preservation technology business, the Company completed an initial underwritten public offering (the "Initial Public Offering") in which it received net proceeds of about $10,306,000 from the sale of 2,530,000 shares of its Common Stock at a per share price of $5.00. At that time the Common Stock began being quoted on the Nasdaq SmallCap market. In November 1997 through February 1998 the Company began and completed another private offering of Common Stock (the "1997 Private Offering") in which it received net proceeds of about $8.9 million from the sale of 2,044,763 shares of its Common Stock at $5.14 per share. The 1997 Private Offering was largely intended by the Company to raise cash for its initial expenditures for its new hotel and casino businesses. The Company's stockholders at a meeting in December 1997 approved entry into those businesses. As of June 30, 1998, the Company had spent all proceeds of the 1997 Private Offering directly for those initial expenditures.

         The Company's accumulated deficit at June 30, 1999 included $7.6 million of non-cash compensation charges related to the value attributed to stock options and warrants issued by the Company. The Company has historically made extensive use of options granted under its 1996 Stock Option Plan (the "Plan") and of non-Plan options and warrants. By November 30, 1998 the closing bid market price of the Company's Common Stock had fallen from a 1998 high of $8.813 to a new low of $.469 on November 10, 1998. On September 14, 1998 the Board of Directors and its Compensation Committee expressed their concern that during future critical times the Company might face problems with maintaining the loyalty and diligence of key personnel. The Board voted on such date to reduce the exercise price to $1.50 of all Plan and non-Plan options and warrants held by any then-current directors, officers or employees of the Company, and of persons associated with principal London counsel on such date. About 80,000 non-Plan options, 325,000 warrants and 1,502,500 Plan options for Common Stock were so affected. In addition, the Board voted to grant non-Plan and Plan options at market price to seven officers or directors to purchase 1.5 million shares. As a result of effecting the reductions and grants, the Company recorded $783,000 in non-cash compensation charges in the fiscal year ending June 30, 1999. The Board subsequently determined on December 22, 1999 to further reduce the price of options and warrants held by current officers, directors and key employees to $.25 per share in consideration for services rendered and as an incentive for maintaining continued efforts for the success of the Company. On December 22, 1999, the Board also granted four-year options to purchase an additional one million shares of Common Stock at an exercise price of $.25 per share to a nominee of the Company's President, Mr. Dallas Dempster.


Year 2000 Impact on Business Operations

         As of March 31, 2000, the Company has not experienced any significant Year 2000 impact on its business operations.


New Accounting Standards

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in operations in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on July 1, 2000 to affect its consolidated financial statements.

         In October 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 134 "Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise", which is effective for the first fiscal quarter beginning after December 15, 1998. There is no impact to the Company's financial reporting or presentation due to the adoption of SFAS No. 134.

         In February 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 135 "Recession of FASB Statement No. 75 and Technical Corrections", which is effective for financial statements issued after February 15, 1999. There is no impact to the Company's financial reporting or presentation due to the adoption of SFAS No. 135.


Item 7a. Quantitative and Qualitative Disclosure About Market Risk

         The Company held no material market risk sensitive financial instruments or interest therein, and held none at June 30, 1999. The Company's loans, payables, or receivables to or from others (including loans, payables or receivables to or from its subsidiaries or joint ventures) and the interest thereon, are all expressed as dollar obligations and payable in dollars.

         However, a part of the Company's routine daily foreign operations are conducted in local foreign currencies. The Company is exposed to foreign currency exchange rate risk between the time foreign gaming revenue or other revenues are received and the time they are converted into U.S. dollars. All foreign currency is normally converted within 24 to 48 hours of receipt except for that portion of such funds used for payment of operating expenses requiring local currency. The Company has not entered into any exchange rate protection arrangements.


Item 8. Financial Statements and Supplementary Data

         See pages F-1 through F-44 contained herein as part of this Form 10-K annual report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure


         See "Exhibits, Financial Schedule and Reports on Form 8-K - Reports on Form 8-K."

                                    PART III

Item 10. Directors and Executive Officers of the Company

         The Board of Directors is divided into three classes, the terms of which expire successively over a three-year period. At each annual meeting of stockholders, successors to directors whose terms expire at that meeting are to be elected for three-year terms. The current directors and officers of the Company are as follows:

         Name                              Age              Position And Office Held

         Dallas Dempster...................58(1)            President, Chief Executive Officer and Director
         Charles H. Stein..................71(2)            Chairman of the Board of Directors
         James V. Stanton..................67(1)(2)         Vice Chairman of the Board of Directors
         Miles R. Greenberg................43               Chief Financial Officer and Secretary
         David A. Hartley..................52               President of Casino Division

----------
(1)      Member of the Compensation Committee.
(2)      Member of the Audit Committee.


Class A Director

         DALLAS DEMPSTER was elected to the Board and also elected President and Chief Executive Officer on July 20, 1998. Since its inception he has been one of the two executive directors of the entity developing the Sakhalin Project, and is a founder of that project. From 1985 to 1991 Mr. Dempster was the Chairman and Managing Director of Burswood Resort Complex, of which he was the founder. Burswood is the largest tourist destination resort development in Western Australia, costing A$320 million, employing over 2,700 employees, and with revenues in excess of A$400 million. Between 1983 and 1990 he was Chairman of the Rottnest Island Authority on behalf of the Western Australia government. Mr. Dempster was principal project director and/or owner of substantial other property development projects in Sydney and Perth, a member of the Airline Deregulation Committee, and a member of the Board of the Aboriginal Enterprise Company Limited. In October 1993 an Australian Court found that in 1986 Mr. Dempster failed to disclose to a co-venturer with his family company a payment to be made to him upon the co-venturer's withdrawal from the co-venture project. The co-venturer was awarded A$22 million judgment against Mr. Dempster and his family company. The family company had received A$50 million from the sale of the project several years after the withdrawal. The family company paid A$11 million in settlement, and in 1997 Mr. Dempster filed for voluntary bankruptcy in Australia, which has since been annulled on his reaching an agreed settlement of A$1.0 million. The Company has been provided with a legal opinion that under applicable Australian law the effect of the annulment of Mr. Dempster's bankruptcy is to retrospectively annihilate the bankruptcy and its consequences at law and to treat it as if it never happened (except that all acts done by the trustee or Court before the annulment shall be deemed to have been validly made or done). Mr. Dempster worked as an independent consultant since 1991 until joining the Company in July 1998.

Class B Director

         JAMES V. STANTON has been a director of the Company since its inception and Vice Chairman of the Company since 1998. Mr. Stanton has his own law and lobbying firm, Stanton & Associates, in Washington, D.C. From 1971 to 1978, Mr. Stanton represented the 20th Congressional District of Ohio in the United States House of Representatives. While in Congress Mr. Stanton served on the Select Committee on Intelligence, the Government Operations Committee, and the Public Works and Transportation Committee. Mr. Stanton has held a wide variety of public service positions, including service as the youngest City Council President in the history of Cleveland, Ohio and membership on the Board of Regents of the Catholic University of America in Washington, D.C. Mr. Stanton is also former Executive Vice President of Delaware North, a privately held international company which, during Mr. Stanton's tenure, had annual sales of over $1 billion and became the leading pari-mutuel wagering company in the United States, with worldwide operations including horse racing, harness racing, dog racing, and Jai-Lai. Delaware North also owned the Boston Garden and the Boston Bruins hockey team. From 1985 to 1994 Mr. Stanton was a principal and co-founder of Western Entertainment Corporation, which pioneered one of the first Indian gaming operations in the United States, a 90,000 square foot bingo and casino gaming operation located on the San Manuel Indian Reservation in California, which generated annual revenues in excess of $50 million. Mr. Stanton also serves on the boards of MTR Gaming Group, Inc. and Saf T Lok, Inc..


Class C Director

         CHARLES H. STEIN was the Chairman, President and Chief Executive Officer of the Company from its inception in March 1996 through July 20, 1998, since which he has been Chairman. From June 1994 until March 1996, Mr. Stein was a private investor and consultant. From October 1993 until June 1994, Mr. Stein was Chairman of HMI International Ltd., a Florida based wholesaler and retailer of resale products. From 1985 to 1987, he was President and Chief Executive Officer of Night Hawk Resources, Ltd. (Vancouver Stock Exchange) which was engaged in oil and gas exploration in Texas and Alaska. Prior to that time and from 1987, Mr. Stein was a private investor. Early in his career, Mr. Stein pioneered the concept of packing fresh orange juice in "milk-type" cartons, which concept was sold to Kraft Foods, Inc. From December 1968 to October 1983, Mr. Stein was Chairman and Chief Executive Officer of Hardwicke Companies Inc. (Nasdaq), which built, developed, or operated more than 50 restaurants (including Tavern on the Green, Maxwell's Plum, and Benihana), health spas, theme parks in North America, Europe and Asia (including Great Adventure in New Jersey), and duty-free shops. Prior to 1968, he was President and Chief Executive Officer of Kitchens of Sara Lee, the world's largest bakery, as well as a director, member of the Executive Committee, and a Vice President of Consolidated Foods Corporation (NYSE), the parent company of Sara Lee. Mr. Stein has notified the Company that he intends to resign from his position as a director as soon as his replacement becomes a member of the Board.

         The Company currently has authorized five directorships, two of which are vacant due to Mr. Jay M. Haft's and Mr. Jonathan M. Caplan's resignations. In 1997, the Company amended its Certificate of Incorporation to provide for a classified Board of Directors. The Company's

Board of Directors is divided into three classes. Class A has two directorships, of which one is held by Mr. Dempster and one of which is vacant and previously held by Mr. Haft. Mr. Dempster was elected a director in July 1998 by the Board of Directors, to replace a director who had resigned. Class B has two directorships, one of which is now held by Mr. Stanton and the other which was held by Mr. Caplan. Mr. Caplan was elected a director on December 2, 1997 by the Board of Directors to replace Mr. Brian J. Bryce, who had resigned. Class C consists of one directorship, now held by Mr. Stein. Except for Mr. Dempster, stockholders elected all the current directors in 1997 when the Company's stockholders first approved a classified board. At each annual stockholder meeting commencing with the 1998 annual meeting, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following election and until their successors have been duly elected and qualified. Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, such class will consist of an equal number of directors. All stockholders of the Company's Common Stock are entitled to vote in elections for the directors of each Class.

         The Company has agreed that, for a period of five years from June 6, 1997, Janssen/Meyers Associates, L.P. ("J/M") may designate one person to be elected to the Board of Directors of the Company subject to Board approval or, in the alternative, J/M may designate one person to attend all meetings of the Company's Board of Directors and to receive all notices of meetings of the Company's Board of Directors and all other correspondence and communications sent by the Company to members of its Board of Directors. Such designee may be an officer or director of J/M. If J/M's designee is elected to the Board of Directors, such designee will sit on the Company's Audit Committee. J/M has not designated an individual to serve in such capacity. J/M was the Company's underwriter in the June 1997 initial public offering.


Identification of Executive Officers Who Are Not Directors and Key Employee

         MILES R. GREENBERG was appointed Vice President and Chief Financial Officer upon joining the Company in September 1996 and appointed Senior Vice President on January 18, 1997. From 1994 until joining the Company, Mr. Greenberg served as Vice President and Chief Financial Officer of F3 Software Corporation ("F3"), a developer and marketer of electronic forms composition and automation software. From 1992 until assuming his positions at F3, he served as Controller of BLOC Development Corporation (former parent company of F3), a publicly held entity primarily engaged in the development, publishing and direct marketing of computer software and hardware products. From 1985 to 1992, Mr. Greenberg served as Vice President and Chief Financial Officer of The Levenshon Companies, Inc. and its affiliates, a diversified financial services company. Mr. Greenberg is a Certified Public Accountant formerly with KPMG Peat Marwick.

         DAVID A. HARTLEY has been President of the Casino Division since October 1997. Mr. Hartley has spent the past 20 years in the casino gaming industry. Originally trained as a Clinical Psychologist, he has had extensive experience in virtually all aspects of casino operations, from the Queen Elizabeth II cruise ship, to six London-based casinos. After serving as the Manager of the Ritz Casino Club in London, he was appointed Gaming Executive in charge of management development and training. He served in several positions at London Clubs International Ltd., where he was responsible for that company's expansion outside the United Kingdom. This involved researching and evaluating prospective markets, acquiring new casino licenses, and other related activity. Subsequent to that, he joined Regency Casinos Limited in 1992, where, until joining the Company, he held several positions, and was most recently Chairman. In this employment he negotiated a joint venture with Hyatt International Corporation to establish an international casino management company, and organized several international casinos. These included Regency Casino Thessaloniki, a US$120 million project, including a new hotel, which is the largest casino in Europe with gross gaming win approaching US$140 million. Also included was a Regency Casino Baku Azerbaijan, constructed within the Hyatt Hotel, at a project cost of US$15 million, including the hotel, casino, restaurants and business facilities, as well as the Mimosa Regency Casino, Philippines, with a project cost of US$5 million. Mr. Hartley has also been responsible for the establishment and planning and development strategy for several other casinos, including projects in Cape Town, South Africa and a second operation in Baku. Mr. Hartley is a hands-on manager with the background, experience, and knowledge of the casino industry in emerging markets.


Section 16(a) Beneficial Ownership Reporting Compliance

         Under the provisions of Section 16(a) of the Exchange Act, the Company's officers, directors and 10% beneficial stockholders are required to file reports of their transactions in the Company's securities with the Commission. Based solely on a review of the Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, the Company believes that as of May 23, 2000, all of its executive officers, directors and greater than 10% beneficial stockholders were in compliance with all filing requirements applicable to them during the fiscal year ending June 30, 1999.


Item 11. Executive Compensation

         The following table sets forth the compensation awarded to, or paid to, or earned by, the Company's Chairman (now former Chief Executive Officer and former Chief Operating Officer) and three others ("Named Executive Officers") during the period March 1996 to June 30, 1999. No other executive officer of the Company serving as an executive officer on June 30, 1999 received a total salary and bonus of $100,000 for the periods specified. Accordingly, no information is reported for such persons.

                           Summary Compensation Table

                                                              Annual
                                                           Compensation                     Long Term Compensation
                                                           ------------                     ----------------------
                                                                                       Awards                      Payouts
                                                                                       ------                      -------
                                                                      Securities  Restricted  Securities
                                                                      Underlying  Stock       Underlying       LTIP     All Other
Name and Principal Position          Fiscal Year        Salary ($)    Options(#)  Awards      Options/SARs(3)  Payouts  Compensation
---------------------------          -----------        ----------    ----------  --------    ---------------  -------  ------------
Charles H. Stein...........        July 1, 1998 to          (1)           --            --       100,000        --      $40,000(2)
now Chairman, former Chief           June 30, 1999          (1)           --
Executive Officer,                 July 1, 1997 to
President and Director               June 30, 1998          --            --
                                  March 6, 1996 to
                                     June 30, 1997

Dallas Dempster............         August 1, 1998        $275,000    1,000,000(3)      --         --           --          --
President, Chief Executive        to June 30, 1999
Officer and Director

Miles R. Greenberg.........        July 1, 1998 to        $115,000       75,000(3)      --         --           --          --
Chief Financial Officer              June 30, 1999
and Secretary                      July 1, 1997 to            *          10,000(3)      --         --           --          --
                                     June 30, 1998
                                 Sept. 16, 1996 to            *          90,000(3)      --         --           --          --
                                     June 30, 1997

David Hartley,                     July 1, 1998 to        $250,000        --            --         --           --          --
President...................         June 30, 1999
Casino Division                    October 1997 to        $189,000       100,000(3)     --         --           --          --
                                     June 30, 1998

----------
*Less than $100,000

(1) As of June 30, 1998 Mr. Stein had waived (not merely deferred) his right to any annual salary and, as of the date of this report, has continued to waive this right. The Board of Directors has accepted Mr. Stein's waiver, but has reserved the right to award Mr. Stein, in its sole discretion, the amounts so waived. During the 12-month period ended June 30, 1998 the Company recorded non-cash compensation charges of $90,000 for services contributed by Mr. Stein.

(2) The Company purchased a life insurance policy for Mr. Stein's benefit, paying a premium of about $40,000.

(3) Reflects shares underlying options that were repriced in September 1998 (to $1.50 per share) and in December 1999 (to $.25 per share).

         The Company has no defined benefit plan, actuarial plan, pension plan or long-term incentive plan.

         After the Company acquired a 65% interest in SGTI in December 1997, SGTI continued to pay Sovereign Gaming and Leisure Ltd. consulting fees of $15,000 per month through July 1998. Mr. Dempster was paid by Sovereign consulting fees in a similar amount for the same services, or other services, during the same seven-month period.


                                  OPTION GRANTS

         In September 1998 the Board of Directors: (i) reduced the exercise price of all Plan and non-Plan Options (and any warrants) previously granted any officer, director, or employee to the then market price of $1.50 (which was subsequently reduced to $.25 per share in December 1999); and (ii) granted seven persons and entities new Plan and non-Plan options to purchase 1,500,000 shares at an exercise price of $1.50 per share (which was subsequently reduced to $.25 per share in December 1999).

         The following table provides certain information regarding the stock options granted during the 12 month period ended June 30, 1999 to the Named Executive Officers named in the Summary Compensation Table.

          OPTION GRANTS FOR THE TWELVE-MONTH PERIOD ENDED JUNE 30, 1999

                                                                                                 Potential Realized
                                                                                                 Value at Assumed
                                                                                                 Annual Rates of
                            Number of       % of Total                                           Stock Price
                            Securities      Options                                              Appreciation for
                            Underlying      Granted to      Exercise or                          Option Term(2)
                            Options         Employees in    Base Price        Expiration         -------------------
       Name                 Granted(#)(1)   Fiscal Period   $/Share(1)(4)        Date             5%         10%
       ----                 --------        -------------   ------------      ----------          --         ---
   Charles H. Stein.........   100,000          8%            $1.50           September 2002     2,000     $ 33,000
   Dallas Dempster           1,000,000         81%            $1.50           September 2002     20,000    $330,000
   Miles R. Greenberg           75,000          6%            $1.50           September 2002     1,500     $ 24,750
   David Hartley(1)                  0          0%              --                  --

(1) On September 14, 1998 the Board approved a reduction of the exercise price to $1.50 as part of a more general reduction in exercise prices of previously granted options held by officers, directors and employees.

(2) In accordance with the rules of the Securities and Exchange Commission, "Potential Realizable Value" has been calculated assuming annual appreciation over the option term of the fair market value of the Company's common stock on the date of the grant at annual compounded rates of 5% and 10%, respectively.

(3) In December 1999, the Board granted Tilden Park Limited, a nominee of Mr. Dempster, a four-year option to purchase an additional 1,000,000 shares of Common Stock at an exercise price of $.25 per share.

         No other option was granted to any of the Named Executive Officers under the 1996 Stock Option Plan, or otherwise granted to any such officer during the year ended June 30, 1999, and no options were exercised by any of them during that period. The unexercised options held by the executive officers named had no value at June 30, 1999 as the exercise prices exceeded the fair market value closing price of the common stock on such date.

(4) These options were repriced to $.25 per share when the market value of the shares was $.13 per share. There would be no potential realizable value at the 5% and 10% appreciation rates.

          AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                     FISCAL YEAR END OPTION VALUES

         The following table sets forth information regarding the number and value of options held by each of the Company's executive officers named in the Summary Compensation Table as of June 30, 1999.

                                                            Number of Securities             Value of Unexercised
                                                           Underlying Unexercised                in-the-Money
                                                         Options at Fiscal Year End         Options at Year End($)(1)
                                                       -----------------------------     -------------------------------
                         Shares
                       Acquired on        Value
Name                   Exercise (#)    Realized($)     Exercisable     Unexercisable     Exercisable       Unexercisable
----                   ------------    -----------     -----------     -------------     -----------       -------------
Charles H. Stein             0              ---           100,000            0                 0                 ---
Dallas Dempster              0              ---          1,000,000           0                 0                 ---
Miles R. Greenberg           0              ---           175,000            0                 0                 ---
David Hartley                0              ---           100,000            0                 0                 ---

-----------
(1) Based on the market price of the Company's Common Stock of $.875 on June 30, 1999, as reported by Nasdaq.

         The Company's outstanding options at June 30, 1999 totaled 4,062,619. The Company uses the Black-Scholes option pricing model to value options issued to non-employee directors and consultants. Other options issued are valued using APB 25. See Note 10 to the Consolidated Financial Statements included in this 10-K.


Directors Compensation

         Since August 1998, non-employee directors have waived all fee compensation. No other compensation was paid to non-employee directors in the twelve months ended June 30, 1999. Directors who are employees of the Company receive no additional compensation for their services rendered as directors. All directors are reimbursed for reasonable expenses incurred in connection with their services rendered as directors.

         In June 1997, the Board voted to form an executive compensation committee which currently consists of Messrs. Dempster and Stanton (the "Committee"). The Committee is authorized to review all compensation matters involving directors and executive officers and Committee approval is required for any compensation to be paid to executive officers or directors who are employees of the Company. As a matter of policy and to assure compliance with Rule 16b-3(d)(1) of the Securities Exchange Act of 1934, the decisions of the Compensation Committee are subject to ratification by a majority of the Board.


Indemnification of Directors and Officers and Related Matters

         The Company's Certificate of Incorporation limits, to the maximum extent permitted by the Delaware General Corporation Law ("DGCL"), the personal liability of directors and officers for monetary damages for breach of their fiduciary duties as directors and officers (other than liabilities arising from acts or omissions which involve intentional misconduct, fraud or knowing violations of law or the payment of distributions in violation of the DGCL). The Certificate of Incorporation provides further that the Company shall indemnify to the fullest extent permitted by the DGCL any person made a party to an action or proceeding by reason of the fact that such person was a director, officer, employee or agent of the Company. Subject to the Company's Certificate of Incorporation, the By-laws provide that the Company shall indemnify directors and officers for all costs reasonably incurred in connection with any action, suit or proceeding in which such director or officer is made a party by virtue of his being an officer or director of the Company, except where such director or officer is finally adjudged to have been derelict in the performance of his duties as such a director or officer.

         The Company expects to enter into separate indemnification agreements with its officers and directors containing provisions which are in some respects broader than the specific indemnification provisions contained in the Company's Certificate of Incorporation and By-laws. The indemnification agreements may require the Company, among other things, to indemnify such directors and officers against certain liabilities that may arise by reason of their status as directors and officers (other than liabilities arising from willful misconduct of a culpable nature), to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified, and to obtain directors' and officers' insurance, if available on reasonable terms. The Company believes these agreements are necessary to attract and retain qualified persons as directors and officers.

         At present, there is no pending litigation or proceeding involving any director, officer, employee or agent of the Company where indemnification will be required or permitted. The Company is not aware of any threatened litigation or proceeding which may result in a claim for such indemnification.


Item 12. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth information as of May 23, 2000, to the best of the Company's knowledge, with respect to each person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, known to the Company to be the beneficial owner of more than 5% of the Company's Common Stock. The percentage of shares outstanding is based on the Company's shares of Common Stock outstanding as of May 23, 2000, as adjusted in each case pursuant to Rule 13-3(d)1 under the Securities and Exchange Act of 1934. As of May 23, 2000, there were 16,326,666 shares of Common Stock outstanding.

                                                                     Number of Shares
                                                                     Percentage of Total
Name and Address of Stockholder                                      Beneficially Owned Voting Shares*
-------------------------------                                      ---------------------------------
Charles Stein Inter Vivos Trust (1).............                          900,000            5.5%
c/o CCA Companies Incorporated
James V. Stanton (2).............................                       1,326,844            7.6%
   c/o CCA Companies Incorporated
Dallas Dempster...................................                      2,000,000           10.9%
   c/o CCA Companies Incorporated (3)
Peter Janssen (4)....................................                   2,411,719           13.6%

   c/o Janssen Partners
   1345 Old Northern Blvd.
   Roslyn, N.Y.  11576
Miles R. Greenberg--Senior Vice
   President-Finance, Treasurer and
   Chief Financial Officer(5)......................                       175,000           1.1%
David A. Hartley--President--Casino
   Division(6)........................................                    350,000           2.1%
All executive officers and directors as a
   group (5 persons)..............................                      4,751,844          24.0%

*Represents beneficial ownership of less than 1% of the Common Stock.

----------

(1) Represents 800,000 shares held by the Charles Stein Inter Vivos Trust for the benefit of Mr. Stein's spouse and children. Mr. Stein, Chairman of the Company disclaims voting and investment power with respect to those shares. Mr. Stein currently has an exercisable option to purchase 100,000 shares of Common Stock at $.25 per share.

(2) Includes 20,000 shares of Common Stock which are held by Mr. Stanton, a Director of the Company, as joint tenant with his wife, Margaret M. Stanton, currently exercisable warrants to purchase 650,000 shares of Common Stock at a price equal to $.25 per share, and currently exercisable options to purchase 500,000 shares and 23,644 shares of Common Stock at $.25 and $2.00 per share, respectively. Does not include shares of Common Stock owned by Michael J. Stanton, Bridget M. Stanton, Richard P. Stanton and Joseph M. Stanton each of whom are adult children of Mr. James Stanton and each of whom own 20,000 shares of Common Stock. Mr. Stanton denies beneficial ownership of such 80,000 shares.

(3) Represents currently exercisable non-Plan options granted in September 1998 to purchase 1,000,000 shares at $.25 and Plan options granted in December 1999 to purchase 1,000,000 shares at $.25 in the name of Tilden Park Limited for the benefit of Mr. Dempster's family.

(4) Includes currently exercisable warrants to purchase 73,269 shares at $8.25 per share; warrants to purchase 235,453 shares at $5.135 per share; warrants to purchase 666,667 shares at $1.00 per share; and warrants to purchase 450,000 shares at $.50 per share.

(5) Represents currently exercisable options to purchase 175,000 shares of Common Stock at $.25 per share.

(6) Includes currently exercisable options to purchase 100,000 shares at $.25 per share.

         As used in the table above, "beneficial ownership" means the sole or shared power to vote or direct the voting or to dispose, or direct the disposition of any security. A person is deemed to have "beneficial ownership" of any security that such person has a right to acquire within 60 days of the date of the above table. Any security that any person named above has the right to acquire within 60 days is deemed to be outstanding for purposes of calculating the ownership of such person but is not deemed to be outstanding for purposes of calculating the ownership percentage of any other person. Unless otherwise noted, each person listed is believed by the Company to have the sole power to vote, or direct the voting of, and power to dispose, or direct the disposition of all such shares. The amount of outstanding shares of Common Stock is the amount actually outstanding plus shares deemed outstanding pursuant to Rule 13d-3(d)(1) under the Securities and Exchange Act of 1934.

         In acquiring Sakhalin General Trading and Investments Limited ("SGTI") the Company issued 2,000,000 shares to the former stockholders in SGTI. The Company does not know the ultimate beneficial ownership of these shares.

         As described in Item 1 above under the heading "Common Stock and Hotel Management Agreements" and elsewhere in this report, 250,000 shares that were to be delivered to FEC are subject to a voting proxy given to the Company's Board which will remain in effect until February 2001.


Item 13. Certain Relationships and Related Transactions

         During the year ended June 30, 1998, the Company entered into hotel management agreements with Dorsett International and FEC and into hotel operating contracts with other hotel owners. The Company believes that Mr. David Chiu was then the beneficial owner of the stock in Dorsett International. These agreements were settled and terminated by the November Settlement Agreement dated November 4, 1998. See "Business-Hotel Management Division". Mr. Chiu is also a party to the development services agreement relating to the Sakhalin Project. The Company believes Mr. Chiu was a beneficial owner of stock in Dorsett International when the Company acquired it and its subsidiaries for $500,000. He was the assignee of certain of Dorsett International rights under that agreement. The Company believes FEC, Mr. Chiu, his relatives or their associates may hold interests in hotel owners with whom the Company had or might have entered into hotel operating contracts.

         Mr. Dallas Dempster was a paid consultant to Sovereign Gaming and Leisure Ltd., which assigned to the Company its 1994 Construction Management Agreement and 1994 Operation Management Agreement with SCC. The Company believes that he held, and currently holds, no beneficial interest in stock in Sovereign. In September 1998, Mr. Dempster's nominee, Dabus International Limited, for the benefit of his family, was granted non-Plan options to purchase 1,000,000 shares of the Company's common stock at $1.50 per share which have been repriced to $.25 per share. In December 1999, Mr. Dempster's nominee, Tilden Park Limited for the benefit of his family, was granted plan options to purchase 1,000,000 shares of the Company's Common Stock at $.25 per share. Additionally, Tilden Park Limited was transferred on such date by Dabus International Limited the non-plan options to purchase 1,000,000 shares of common stock previously issued to Dabus International Limited described above. Sovereign was a consultant to SGTI. Mr. Dempster was a consultant to Sovereign and received $15,000 per month from January through July 1998.

         The Company believes Mr. David Hartley controls Star and holds a substantial interest in it. Star is a party with the Company to the Casino Consulting Agreement, and was granted options in October 1992 to purchase shares of the Company's Common Stock. See "Management-Option Grants." The Company issued 250,000 shares of Common Stock to Star in December 1999 in lieu of a cash bonus payment which Star was entitled to receive pursuant to a consulting agreement between Star and the Company.

         Janssen-Myers Associates, the underwriter of the Company's initial public offering in June 1997 (the "Underwriter") was also the placement agent in the Company's November 1997 Private Offering. Messrs. Janssen and Meyers are principals in the Underwriter and received their Company warrants from the Underwriter. Pursuant to the placement agreement relating to the November 1997 Private Offering, the Company agreed to pay the Underwriter, as placement agent, a fee equal to 10% of the "gross proceeds" of that offering. In addition, the Company agreed to pay the Underwriter a non-accountable expense allowance equal to 3% of the "gross proceeds" from the sale of shares in that offering and to reimburse certain accountable expenses of the Underwriter. The Company also agreed to indemnify the Underwriter against certain liabilities incurred under the Securities Act in connection with the November 1997 offering in which the Underwriter was placement agent. The Company also granted the Underwriter, for a period of one year after the final closing date of the Private Offering, a right of first refusal to purchase, or to sell for the account of the Company, any securities of the Company which the Company may seek to sell through an underwriter, placement agent or broker-dealer. A number of principal stockholders in the Company granted the Underwriter a similar right in any such sale by those stockholders of the Company, its subsidiaries and successors.

         In addition, Peter Janssen, a principal of Janssen Myers Associates, completed the following acquisition of Company securities: (i) On December 3, 1998 he purchased 133,334 shares at $.75 per share and received four-year warrants to purchase 66,667 shares of Common Stock at an exercise price of $1.00 per share; (ii) on March 1, 1999 he purchased 200,000 shares at $.50 per share and received four-year warrants to purchase 250,000 shares of Common Stock at an exercise price of $1.00 per share; (iii) on April 9, 1999 he purchased 150,000 shares at $.67 per share and received four-year warrants to purchase 350,000 shares of Common Stock at an exercise price $1.00 per share; and (iv) on December 22, 1999, in consideration of certain consulting services rendered to the Company, he received three-year warrants to purchase 450,000 shares of Common Stock at an exercise price of $.50 per share.

         In June 1997, and from December 1997 through February 1998, the Company issued to the Underwriter for nominal consideration, the Underwriter's Warrant to purchase 220,000 shares at $8.25 per share and to purchase 715,668 shares at various prices based on the market price of the Company's shares in 1997-1998. The warrants were issued in connection with the Company's initial public offering completed in June 1997, and the Company's private offering which began in November 1997 and was completed in February 1998. They are exercisable for a period of four years from issue. Sale of shares by the Company at less than the then current average market price or less than the exercise price will trigger anti-dilution provisions in all the Warrants held by the Underwriter. No anti-dilution adjustment is made under any series of such warrants for issuance of securities (i) in the same offering as the Warrant series was issued, or (ii) upon exercise of Warrants of that series or of any other warrants or options outstanding on the date that series of Warrants was issued. In the case of the 1997 Placement Agent Warrants, no adjustment is made for issuance of securities
(i) in contemplated transactions described in the related Private Placement Memorandum, but not in excess of 5,500,000 shares, (ii) under the Company's 1996 Stock Option Plan as it may be amended from time to time, or (iii) upon merger or acquisition with unaffiliated third parties.

         The Company has been advised that Mr. Peter Janssen and Mr. Bruce Meyers, principals of the Underwriter, purchased an aggregate of 58,422 shares in the 1997 Private Offering. In connection with the Company's initial public offering, the Company entered into an agreement whereby it (i) agreed to employ the Underwriter as its investment banker and financial consultant for three years for an aggregate fee of $100,000 paid at the closing of the Company's initial public offering; and (ii) for a period of five years, agreed to pay the Underwriter a fee equal to five percent of the amount up to $5 million, and 2 1/2% of the excess, if any, over $5 million, of the consideration in any transaction consummated by the Company with a party introduced to the Company by the Underwriter.

         In January 2000, Mr. Stanton loaned the Company $300,000 which the Company used to repay past due obligations. The loan bears interest at the bank prime rate to be calculated and billed monthly by the National City Bank of Cleveland, Ohio. The loan is to be repaid on December 31, 2000. Mr. Stanton also received warrants to purchase 500,000 shares of Common Stock at an exercise price of $.25 per share exercisable on or before January 18, 2004. Mr. Stanton also converted a $75,000 loan he had made to the Company in October 1998 into 153,200 shares at a conversion price of $.50 per share on January 25, 1999 (The loan amount of $75,000 in principal plus $1,600 in interest were converted into shares).

                                     PART IV


Item 14. Exhibits, Financial Statements & Schedules, and Reports Form 8-K

       (a)(1)     Financial Statements

                  Reports of Independent Certified Public Accountants (F-2)

                  Consolidated Balance Sheets as of June 30, 1999 and
                        1998 (F-5)

                  Consolidated Statements of Operations for the years
                        ended June 30, 1999, June 30, 1998 and for the ten-month period ended June 30, 1997, (F-7)

                  Consolidated Statements of Stockholders' Equity for
                        the years ended June 30, 1999, June 30, 1998 and for the ten-month period ended June 30, 1997, (F-8)

                  Consolidated Statements of Cash Flows for the years
                        ended June 30, 1999, June 30, 1998 and for the ten-month period ended June 30, 1997, (F-11)

                  Notes to Consolidated Financial Statements (F-13)


Exhibit No.                          Item Title
-----------                          ----------

2.1            Contract on the Extension of the Concession Period for
               the Operation of a Casino dated 21 July 1997 issued by
               the Minister of Finance in favor of Roulette; Loan Agreement dated 9 April 1998 between Roulette and
               Dorsett providing for a US $420,000 loan to Roulette; Amendment No.1 dated 5 June 1998 to the Agreement dated
               3 April 1998 between CBC, Juste and Dorsett
               (incorporated by reference to the Company's Form 10-Q
               for the period ended September 30, 1998)...................

3.1 Certificate of Incorporation and amendments thereto (incorporated herein by reference to the Company's
               Registration Statement on Form S-1 (File No. 333-16571))...

3.2 Amendment to Company's Certificate of Incorporation (incorporated herein by reference to the Company's
               Registration Statement on Form S-1 (File No.
               333-16571), Amendment No. 5)...............................


3.3 Amendment to Company's Certificate of Incorporation (incorporated herein by reference to the Company's
               Proxy Statement dated November 27, 1997)...................


3.4            By-law of Company (incorporated herein by reference to
               the Company's Registration Statement on Form S-1 (File
               No. 333-16571).............................................


4.2 Form of certificate evidencing shares of Common Stock (incorporated herein by reference to the Company's
               Registration Statement on Form S-1 (File No.
               333-16571), Amendment No. 2)...............................

4.3            Form of Underwriter's Warrant Agreement between Company
               and the Underwriter Janssen-Meyers Associates L.P. (including form of Underwriter's Warrant) (incorporated herein by reference to the Company's Registration
               Statement on Form S-1 (File No. 333-16571), Amendment
               No. 5).....................................................

4.5 Amendatory Agreement dated November 6, 1996 between the Company and the SES Family Investment and Trading Partnership, L.P. (incorporated herein by reference to the Company's Registration Statement on Form S-1 (File
               No. 333-16571))............................................

4.6            Form of 10% Debenture dated September 1996
               (incorporated herein by reference to the Company's
               Registration Statement on Form S-1 (File No.
               333-16571))................................................

4.7 Form of 10% Convertible Debenture dated November 1996 (incorporated herein by reference to the Company's
               Registration Statement on Form S-1 (File No.
               333-16571))................................................

10.1           1996 Stock Option Plan, as amended and restated
               (incorporated herein by reference to the Company's
               Registration Statement on Form S-1 (File No.
               333-16571))................................................


10.2 Form of Stock Option Agreement (incorporated herein by reference to the Company's Registration Statement on
               Form S-1 (File No. 333-16571)).............................

10.3 Distribution Agreement dated October 9, 1996 between Company and Agrotech 2000, S.L. (incorporated herein by reference to the Company's Registration Statement on
               Form S-1 (File No. 333-16571), Amendment No. 4)............


10.4           Employment Agreement between Charles H. Stein and the
               Company, effective as of June 13, 1997.....................


10.5           Form of $5.00 Warrant Agreement dated August 1996
               (incorporated herein by reference to the Company's
               Registration Statement on Form S-1 (File No. 333-16571))...


10.6           Loan Agreement dated October 9, 1996 between Company
               and Conserver Purchasing Corporation ("CPU"), as
               amended by Letter Agreement dated December 31, 1996
               between Company and CPC (incorporated herein by
               reference to the Company's Registration Statement on
               Form S-1 (File No. 333-16571), Amendment No. 2)............

10.7           Form of Financial Consulting Agreement between Company
               and Underwriter (incorporated herein by reference to
               the Company's Registration Statement on Form S-1 (File
               No. 333-16571), Amendment No. 5)...........................


10.8 Agreement dated as of August 12, 1997 by and among the Company, Sakhalin Trading and Investments Limited
               ("SGTI") and Sovereign Gaming and Leisure Limited
               ("Sovereign") (incorporated herein by reference to
               Exhibit 10.8 to the Company's Form 10-K for the fiscal
               year ended June 30, 1997)..................................


10.9 Amendment dated as of August 12, 1997 by and among the Company, SGTI and Sovereign (incorporated herein by reference to Exhibit 10.9 to the Company's Form 10-K for the fiscal year ended June 30, 1997)...................


10.10          Development Services Agreement dated as of October 2,
               1997 between the Company and Dato David Chiu
               (incorporated herein by reference to Exhibit 10.10 to
               the Company's Form 10-K for the fiscal year ended June
               30, 1997)..................................................


10.11 Consulting Agreement effective as of August 14, 1997 between the Company and Star Casino Limited
               (incorporated herein by reference to Exhibit 10.11 to
               the Company's Form 10-K for the fiscal year ended June
               30, 1997)..................................................

10.12          Proposed form Pledge Agreement by and among the
               Company, Brian J. Bryce, Jasmine Trustees, Ltd., Jay M. Haft and James V. Stanton (incorporated herein by reference to Exhibit 10.12 to the Company's Form 10-K
               for the fiscal year ended June 30, 1997)...................


10.13 Hotel Management Agreement dated as of October 2, 1997 between the Company and Dorsett Hotels and Resorts International Ltd. (incorporated herein by reference to
               Exhibit 10.13 to the Company's Form 10-K for the fiscal
               year ended June 30, 1997)..................................


10.15 Heads of Agreement dated October 3, 1997 between the Company and Parbhoe's Handelmij N.V. (incorporated herein by reference to Exhibit 10.15 to the Company's
               Form 10-K for the fiscal year ended June 30, 1997).........


10.16 Agreement of Ownership Structure in the Sakhalin Palace Resort Project dated as of June 25, 1999 between the Company, Arter Capital Ltd. and Valmet S.A. (filed herewith)..................................................


16.1           Letter regarding change in certifying accountant
               (incorporated herein by reference to the Company's Form
               8-K dated December 18, 1997 and Form 8-K dated June 16,
               1998)......................................................


16.2           Letter regarding change in certifying accountant
               (incorporated herein by reference to the Company's Form
               8-K dated July 23, 1999 and Form 8-K dated October 13,
               1999.......................................................


27.1           Financial Data Schedule (filed herewith)...................


(b) Reports on Form 8-K

         Two reports on Form 8-K were filed by the Company dated July 23, 1999 and October 13, 1999 (incorporated by reference). They related to the resignation of the Company's prior accountants and engagement of the Company's current accountants.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              CCA COMPANIES INCORPORATED


                                              By:   /s/ MILES R. GREENBERG
                                                    ----------------------
                                                    Miles R. Greenberg


Date:  May 26, 2000

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

      Signature                                         Title                                       Date
      ---------                                         -----                                       ----
/s/ DALLAS R. DEMPSTER                    Chief Executive Officer, Chief Operating             May 26, 2000
----------------------                      Officer and President
Dallas R. Dempster                          (Principal Executive Officer),
                                            Director

/s/ CHARLES H. STEIN                      Chairman and Director                                May 26, 2000
--------------------
Charles H. Stein

/s/ JAMES V. STANTON                      Vice Chairman and Director                           May 26, 2000
--------------------
James V. Stanton

/s/ MILES R. GREENBERG                    Chief Financial Officer (Principal                   May 26, 2000
----------------------                      Financial Officer and
Miles R. Greenberg                          Chief Accounting Officer)

                           CCA COMPANIES INCORPORATED

                                    CONTENTS

                                                                                                       Page
                                                                                                       ----

Report of Independent Certified Public Accountants for June 30, 1999...............................    F-2

Report of Independent Certified Public Accountants for June 30, 1998...............................    F-3

Report of Independent Certified Public Accountants for June 30, 1997...............................    F-4

Consolidated Balance Sheets as of June 30, 1999 and 1998...........................................    F-5

Consolidated Statements of Operations for the years ended
 June 30, 1999, and 1998, and for the ten months period
 ended June 30, 1997...............................................................................    F-7

Consolidated Statements of Stockholders' Equity for the years ended June 30,
 1999, and 1998, and for the ten months period
 ended June 30, 1997...............................................................................    F-8

Consolidated Statements of Cash Flows for the years ended June 30, 1999, and
 1998, and for the ten months period ended
 June 30, 1997.....................................................................................   F-11

Notes to Consolidated Financial Statements.........................................................   F-13

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of CCA Companies Incorporated


We have audited the accompanying consolidated balance sheet of CCA Companies Incorporated and subsidiaries as of June 30, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CCA Companies Incorporated and subsidiaries as of June 30, 1999, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.



Spear, Safer, Harmon & Co.


Miami, Florida
March 31, 2000

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the 1998 consolidated financial statements, the Company's dependence on outside financing, recurring losses since inception and significant outflows of cash from operations, raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in
Note 1 to the 1998 consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Miami, Florida

                                BDO SEIDMAN, LLP

December 15, 1998

                          INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders
CCA Companies Incorporated
Coconut Grove, Florida

We have audited the statements of operations, changes in stockholders' equity and cash flows of Conserver Corporation of America (a development stage company), for the ten months ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements enumerated above present fairly, in all material respects, the results of operations and cash flow of Conserver Corporation of America for the ten months ended June 30, 1997 in conformity with generally accepted accounting principles.



                                          Richard A. Eisner & Company, LLP

New York, New York
August 28, 1997

                           CCA COMPANIES INCORPORATED

                           Consolidated Balance Sheets

                             June 30, 1999 and 1998




                                   A S S E T S


                                                               1999                       1998
                                                          ----------------           ----------------
Current Assets:
   Cash and cash equivalents                              $        425,662           $      1,593,083
   Accounts receivable                                              18,000                      5,125
   Prepaid and other current assets                                165,262                    513,279
   Assets of Discontinued Operations:
     Hotel Management                                                   -                     450,709
                                                          ----------------           ----------------

         Total Current Assets                                      608,924                  2,562,196

Loans receivable - long-term                                            -                     667,085
Deposits on gaming equipment                                            -                     422,015
Excess of cost over fair value of assets acquired, net
  of accumulated amortization of $529,349 at June 30,
  1999 and $177,874 at June 30, 1998                            10,014,967                 10,366,442
Property, equipment and leasehold improvements, net             11,382,535                  7,344,462
Other assets                                                       632,664                    344,300
Assets of Discontinued Operations:
     Hotel Management                                                   -                   2,250,662
                                                          ----------------           ----------------


                                                          $     22,639,090           $     23,957,162
                                                          ================           ================



See accompanying notes to consolidated financial statements.

                           CCA COMPANIES INCORPORATED

                           Consolidated Balance Sheets

                             June 30, 1999 and 1998




                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                  1999                       1998
                                                           ----------------           ----------------
Current Liabilities:
   Accounts payable                                        $        363,018           $        259,188
   Accrued expenses                                               1,060,904                  1,225,273
   Current portion of long-term notes payable                       500,000                         -
   Liabilities of Discontinued Operations:
     Food                                                           203,273                     82,000
     Hotel Management                                                    -                      64,344
                                                           ----------------           ----------------
         Total Current Liabilities                                2,127,195                  1,630,805
                                                           ----------------           ----------------
Long-term notes payable                                             600,000                         -
                                                           ----------------           ----------------
Minority interest in consolidated subsidiary                         89,278                         -
                                                           ----------------           ----------------

Commitments and contingencies

Stockholders' Equity:
   Preferred stock, par value $.01; 5,000,000 shares
     authorized in 1999 and 1998, one junior preferred
     stock, issued and outstanding at June 30, 1998,
     cancelled in 1999                                                   -                          -
   Common stock, par value $.001; 50,000,000 shares
     authorized in 1999 and 1998, 14,014,939 shares at
     June 30, 1999 and 11,996,048 shares at June 30,
     1998 issued and outstanding                                     14,016                     11,997
   Additional paid-in capital                                    46,892,901                 44,806,570
   Accumulated deficit                                          (27,084,300)               (22,492,210)
                                                           ----------------           ----------------
         Total Stockholders' Equity                              19,822,617                 22,326,357
                                                           ----------------           ----------------
                                                           $     22,639,090           $     23,957,162
                                                           ================           ================


See accompanying notes to consolidated financial statements.

                           CCA COMPANIES INCORPORATED

                      Consolidated Statements of Operations

                                                            Year Ended               Year Ended           Ten Months Period
                                                          June 30, 1999            June 30, 1998         Ended June 30, 1997
                                                       -------------------      -------------------      -------------------
Revenues                                                 $      5,534,249         $             -          $             -
                                                         ----------------         ----------------         ----------------

Operating Expenses:
   Marketing and promotional                                      360,572                       -                        -
   General and administrative                                   7,566,040                3,397,974                       -
   Compensation paid by the issuance
    of stock options and warrants                                 783,000                  921,569                       -
                                                         ----------------         ----------------         ----------------
         Total Operating Expenses                               8,709,612                4,319,543                       -
                                                         ----------------         ----------------         ----------------
Loss from Operations                                           (3,175,363)              (4,319,543)                      -
                                                         ----------------         ----------------         ----------------
Other Income (Expense):
   Write-down of assets                                          (609,833)                      -                        -
   Interest income                                                 11,114                  288,518                   51,180
   Interest expense                                              (445,105)                 (74,678)                (407,346)
                                                         ----------------         ----------------         ----------------
         Total Other Income (Expense)                          (1,043,824)                 213,840                 (356,166)
                                                         ----------------         ----------------         ----------------
Loss from Continuing Operations
   Before Minority Interest                                    (4,219,187)              (4,105,703)                (356,166)

Minority Interest                                                 (89,278)                      -                        -
                                                         ----------------         ----------------         ----------------
Loss from Continued Operations                                (4,308,465)               (4,105,703)                (356,166)
                                                         ----------------         ----------------         ----------------

Income (Loss) from Discontinued
 Operations:
   Food                                                          (425,175)              (2,878,863)              (8,205,901)
   Hotel Management                                               141,550               (5,558,506)                      -
                                                         ----------------         ----------------         ----------------
                                                                 (283,625)              (8,437,369)              (8,205,901)
                                                         ----------------         ----------------         ----------------
Net Loss                                                 $     (4,592,090)        $    (12,543,072)        $     (8,562,067)
                                                         ================         ================         ================

Loss per Share of Common Stock:
   Basic and Diluted:
     Loss from continuing operations                     $          (0.34)        $           (.45)        $           (.08)
     Loss from discontinued operations                              (0.02)                    (.92)                   (1.75)
                                                         ----------------         ----------------         ----------------
Net Loss                                                 $           (.36)        $          (1.37)        $          (1.83)
                                                         ================         ================         ================

Weighted Average Number of Common
   Shares Outstanding                                          12,607,037                9,175,536                4,667,490
                                                         ================         ================         ================

See accompanying notes to consolidated financial statements.

                           CCA COMPANIES INCORPORATED

                 Consolidated Statements of Stockholders' Equity

       Years Ended June 30, 1999, 1998 and the Ten Month Period Ended
                                 June 30, 1997

                                                          Common Stock
                                                         Par Value $.001
                                               ---------------------------------
                                                                                      Subscriptions       Additional
                                                    Shares           Amount             Receivable      Paid-In Capital
                                               ---------------- ---------------         ----------      ---------------
Balance - August 31, 1996                         5,211,567            $ 5,212            $(2,741)           $  2,628,880

Repurchase and cancellations of shares
   originally issued                             (1,366,667)            (1,367)             1,367              (1,800,000)
Shares issued and treated as debt discount           62,504                 63               --                   312,437
Sale of common stock ($5.00 per share) from
   September 1 to November 7, 1996                  303,000                303               --                 1,514,697
Legal services provided by stockholder
   without charge                                      --                 --                 --                    60,000
Collection of subscriptions receivable                 --                 --                1,374                    --
Compensation charges paid by the
   issuance of options and warrants                    --                 --                 --                 4,995,106
Services performed by Officer charged
   to compensation and treated as a
   contribution to capital                             --                 --                 --                   105,000
Net proceeds from issuance of common stock
   in initial public offering                     2,200,000              2,200               --                 8,856,527
Common stock contributed to treasury and
   cancelled including an adjustment of
   5,000 shares                                     (25,000)               (25)              --                        25
Net loss for the period from September 1,
   1996 through June 30, 1997                          --                 --                 --                      --
                                                 ----------            -------            -------            ------------
Balance - June 30, 1997                           6,385,404              6,386               --                16,672,672



                                                        Junior
                                                       Preferred    Accumulated
                                                         Stock        Deficit             Total
                                                    -------------  --------------    ----------------
Balance - August 31, 1996                             $   --        $(1,387,071)      $ 1,244,280

Repurchase and cancellations of shares
   originally issued                                      --               --          (1,800,000)
Shares issued and treated as debt discount                --               --             312,500
Sale of common stock ($5.00 per share) from
   September 1 to November 7, 1996                        --               --           1,515,000
Legal services provided by stockholder
   without charge                                         --               --              60,000
Collection of subscriptions receivable                    --               --               1,374
Compensation charges paid by the
   issuance of options and warrants                       --               --           4,995,106
Services performed by Officer charged
   to compensation and treated as a
   contribution to capital                                --               --             105,000
Net proceeds from issuance of common stock
   in initial public offering                             --               --           8,858,727
Common stock contributed to treasury and
   cancelled including an adjustment of
   5,000 shares                                           --               --                --
Net loss for the period from September 1,
   1996 through June 30, 1997                             --         (8,562,067)       (8,562,067)
                                                    -------------  --------------    ----------------
                                                          --         (9,949,138)        6,729,920
Balance - June 30, 1997


See accompanying notes to consolidated financial statements.

                           CCA COMPANIES INCORPORATED


                                                              Common Stock
                                                             Par Value $.001
                                                       -------------------------          Subscriptions        Additional
                                                          Shares         Amount           Receivable         Paid-In Capital
                                                       ----------      ---------           ----------        ---------------
Net proceeds from exercise of over allotment
   option                                                 330,000       $     330        $         -         $  1,447,239
Conversion of debentures                                   73,000              73                  -              364,927
Issuance of common stock in exchange for
   professional services                                    5,000               5                  -               26,245
Issuance of common stock as part of the
   Sakhalin business acquisition                        2,000,000           2,000                  -           10,398,000
Issuance of common stock in consideration
   for rights and interests held by Sovereign             200,000             200                  -            1,049,800
Issuance of common stock in consideration
   for securing the Far East Consortium
   Management Agreements                                  950,000             950                  -            3,490,300
Sale of common stock ($5.14 per share) from
   December 1997 to February 1998                       2,044,763           2,045                  -            8,952,625
Exercise of options at $2.00 per share                      7,881               8                  -               15,754
Options issued in consideration of the
   acquisition of the Sakhalin business                        -               -                   -            1,091,820
Options and warrants issued as compensation
   for consulting services                                     -               -                   -              921,569
Options issued in exchange for legal services                  -               -                   -              285,619
Services performed by Officer charged
   to compensation and treated as a
   contribution to capital                                     -               -                   -               90,000
Issuance of junior preferred stock -
   (1 share outstanding)                                       -               -                   -                   -
Net loss for 1998                                              -               -                   -                   -
                                                     -------------     -----------        ------------        ------------
Balance - June 30, 1998                                11,996,048          11,997                  -           44,806,570


                                                          Junior
                                                       Preferred         Accumulated
                                                          Stock            Deficit               Total
                                                          -----            -------               -----
Net proceeds from exercise of over allotment
   option                                              $                $         -        $   1,447,569
Conversion of debentures                                      -                   -              365,000
Issuance of common stock in exchange for
   professional services                                      -                   -               26,250
Issuance of common stock as part of the
   Sakhalin business acquisition                              -                   -           10,400,000
Issuance of common stock in consideration
   for rights and interests held by Sovereign                 -                   -            1,050,000
Issuance of common stock in consideration
   for securing the Far East Consortium
   Management Agreements                                      -                   -            3,491,250
Sale of common stock ($5.14 per share) from
   December 1997 to February 1998                             -                   -            8,954,670
Exercise of options at $2.00 per share                        -                   -               15,762
Options issued in consideration of the
   acquisition of the Sakhalin business                       -                   -            1,091,820
Options and warrants issued as compensation
   for consulting services                                    -                   -              921,569
Options issued in exchange for legal services                 -                   -              285,619
Services performed by Officer charged
   to compensation and treated as a
   contribution to capital                                    -                   -               90,000
Issuance of junior preferred stock -
   (1 share outstanding)                                      -                   -                   -
Net loss for 1998                                             -          (12,543,072)        (12,543,072)
                                                      ---------       --------------       -------------
Balance - June 30, 1998                                       -          (22,492,210)         22,326,357


See accompanying notes to consolidated financial statements.

                           CCA COMPANIES INCORPORATED

           Consolidated Statements of Stockholders' Equity (Continued)

                                                              Common Stock
                                                             Par Value $.001
                                                       -------------------------          Subscriptions        Additional
                                                          Shares         Amount           Receivable         Paid-In Capital
                                                       ----------      ---------           ----------        ---------------

Cancellation of shares issued to FEC at $1.50
   per share                                            (700,000)     $        (700)      $          -       $   (1,049,300)
Sale of common stock                                   2,053,201              2,053                  -            1,674,547
Issuance of common stock in consideration
   for the acquisition of Roulette                        17,857                 18                  -              124,982
Issuance of additional stock, per Roulette
   agreement, to compensate for fall in
   stock price                                           116,813                117                  -                 (117)
Issuance of shares in exchange for services
   in acquisition of Roulette                              7,143                  7                  -               49,993
Issuance of shares in exchange for
   construction services in Suriname                      89,000                 89                  -              200,161
Issuance of common stock in consideration
   for the acquisition of food technology                127,877                128                  -                 (128)
Exercise of options at $0.50 per share                     7,000                  7                  -                3,493
Consulting services to Sakhalin project
   paid by the Issuance of shares                        300,000                300                  -              224,700
Non-employee directors compensated by the
   issuance of options                                        -                  -                   -              233,000
Compensation charges incurred by reducing the
   exercise price of 1,462,500 options and
   warrants granted to directors and other                    -                  -                   -              550,000
Consulting services paid by the issuance
   of warrants                                                -                  -                   -               75,000
Cancellation of Junior Preferred Stock
   (one share outstanding in 1998)                            -                  -                   -                   -
Net loss for 1999                                             -                  -                   -                   -
                                                   -------------      -------------       -------------      --------------

Balance - June 30, 1999                               14,014,939      $      14,016       $          -       $   46,892,901
                                                   =============      =============       =============      ==============


                                                         Junior
                                                       Preferred        Accumulated
                                                         Stock            Deficit             Total
                                                         -----            -------       ----------------
Cancellation of shares issued to FEC at $1.50
   per share                                      $        -        $            -       $    (1,050,000)
Sale of common stock                                       -                     -             1,676,600
Issuance of common stock in consideration
   for the acquisition of Roulette                         -                     -               125,000
Issuance of additional stock, per Roulette
   agreement, to compensate for fall in
   stock price                                             -                     -                    -
Issuance of shares in exchange for services
   in acquisition of Roulette                              -                     -                50,000
Issuance of shares in exchange for
   construction services in Suriname                       -                     -               200,250
Issuance of common stock in consideration
   for the acquisition of food technology                  -                     -                    -
Exercise of options at $0.50 per share                     -                     -                 3,500
Consulting services to Sakhalin project
   paid by the Issuance of shares                          -                     -               225,000
Non-employee directors compensated by the
   issuance of options                                     -                     -               233,000
Compensation charges incurred by reducing the
   exercise price of 1,462,500 options and
   warrants granted to directors and other                 -                     -               550,000
Consulting services paid by the issuance
   of warrants                                             -                     -                75,000
Cancellation of Junior Preferred Stock
   agreement to compensate for fall in
   (one share outstanding in 1998)                         -                     -                    -
Net loss for 1999                                          -             (4,592,090)          (4,592,090)
                                                  ------------      ---------------      ---------------

Balance - June 30, 1999                           $        -        $   (27,084,300)     $    19,822,617
                                                  ============      ===============      ===============

See accompanying notes to consolidated financial statements.

                           CCA COMPANIES INCORPORATED

                      Consolidated Statements of Cash Flows

                                                              Year Ended                 Year Ended            Ten Months Period
                                                            June 30, 1999               June 30, 1998          Ended June 30, 1997
                                                           ----------------           ----------------          ----------------
Operating Activities:
   Net loss                                                $     (4,592,090)          $    (12,543,072)         $     (8,562,067)
   Adjustments to reconcile net loss to net cash used in
    operating activities, net of effect of acquisition -
     Loss from discontinued operations                              283,625                  8,437,369                 8,205,901
     Minority interest                                               89,278                         -                         -
     Compensation paid by the issuance of
      stock options and warrants                                    783,000                    921,569                        -
     Write-down of assets                                           609,833                    554,262                        -
     Depreciation and amortization                                  499,494                     16,168                        -
     Services performed by Officer charged
      to compensation and treated as a
      contribution to capital                                            -                      90,000                        -
     Legal services provided by shareholder                         114,619                    171,000                        -
     Consulting services provided for
      common stock                                                   75,000                     26,250                        -
     Amortization of goodwill                                       351,475                    177,874                        -
     Changes in current assets and liabilities:
       Accounts receivable                                          (12,875)                        -                         -
       Prepaid expenses and other current assets                    348,017                   (299,531)                       -
       Accounts payable and accrued  expenses                       (60,539)                 1,429,461                        -
                                                           ----------------           ----------------          ----------------

         Total Adjustments                                        3,080,927                 11,524,422                 8,205,901
                                                           ----------------           ----------------          ----------------

        Net Cash Used by Continuing Operations                   (1,511,163)                (1,018,650)                 (356,166)

        Net Cash Used by Discontinued Operations                   (355,322)                (3,179,133)               (1,171,978)
                                                           ----------------           ----------------          ----------------

Net Cash Used by Operating Activities                            (1,866,485)                (4,197,783)               (1,528,144)
                                                           ----------------           ----------------          ----------------

Investing Activities:
   Property, equipment and leasehold
    improvements                                                 (3,642,111)                (2,250,193)                  (19,285)
   Deposits on assets                                                    -                    (422,015)                       -
   Project development costs and other                              (42,813)                (4,308,637)                       -
   Construction finance costs and other                            (313,364)                  (344,300)                       -
   Cash from acquisition, net of funds acquired                          -                     544,632                        -
                                                           ----------------           ----------------          ----------------

         Net Cash Used for Continued Operations                  (3,998,288)                (6,780,513)                  (19,285)

         Net Cash Provided (Used) for
            Discontinued Operations                               1,810,000                 (4,570,325)               (1,375,800)
                                                           ----------------           ----------------          ----------------

Net Cash Used in Investing Activities                            (2,188,288)               (11,350,838)               (1,395,085)
                                                           ----------------           ----------------          ----------------

See accompanying notes to consolidated financial statements.

                           CCA COMPANIES INCORPORATED
                Consolidated Statements of Cash Flows (Continued)

                                                              Year Ended                 Year Ended            Ten Months Period
                                                            June 30, 1999               June 30, 1998          Ended June 30, 1997
                                                           ----------------           ----------------          ----------------
Financing Activities:
   Subscriptions receivable                                $            --             $           --           $          1,374
   Subscription funds (returned) received                               --                         --                    (90,000)
   Repurchase of shares of common stock                                 --                         --                 (1,800,000)
   Net proceeds from initial public offering                            --                   1,447,569                 8,858,727
   Proceeds from sale of common stock                             1,603,500                  8,970,432                 1,515,000
   Cash advance to Suriname Casino                                   50,000                        --                        --
   Funds used for loans and notes receivable                         57,252                   (877,085)                      --
   Borrowings                                                     2,426,600                        --                  1,250,000
   Repayments of notes payable                                   (1,250,000)                  (114,672)               (1,500,000)
                                                           ----------------           ----------------          ----------------

Net Cash Provided by Financing Activities                         2,887,352                  9,426,244                 8,235,101
                                                           ----------------           ----------------          ----------------

Net Increase (Decrease) in Cash and
 Cash Equivalents                                                (1,167,421)                (6,122,377)                5,311,872

Cash and Cash Equivalents, Beginning of Year                      1,593,083                  7,715,460                 2,403,588
                                                           ----------------           ----------------          ----------------

Cash and Cash Equivalents, End of Year                      $       425,662            $     1,593,083           $     7,715,460
                                                           ================           ================          ================

Supplemental Disclosures of Cash Flow
 Information:
   Cash paid during the period of interest                  $           --             $           --            $       129,864
   Non-cash transactions:
     Issuance of common stock in order to
      secure convertible debt                                        76,600                    365,000                   312,500
     Common stock contributed to treasury and
      cancelled (includes a $5 adjustment)                              --                         --                         25
     Cancellation of loan receivable in exchange
      for inventory                                                     --                         --                    375,800
     Cancellation of subscription receivable in
      exchange for shares of common stock                               --                         --                      1,367
     Issuance of common stock in consideration
      for the Sakhalin Business Acquisition                             --                  10,400,000                       --
     Options issued in consideration for
       the Sakhalin Business Acquisition                                --                   1,091,820                       --
     Issuance of common stock in consideration
      for the acquisition of Sovereign's rights
      and interests                                                     --                   1,050,000                       --
     Issuance of common stock to consultant for
      services with respect to Sakhalin Project                     225,000                        --                        --
     Issuance of common stock in consideration
      for the investment in Roulette                                175,000                        --                        --
     Issuance of common stock to construction
      contractor of Suriname Casino                                 200,250                        --                        --
     Cancellation of convertible debentures
      against loan receivable                                           --                     210,000                       --
     Stock issued in consideration for the
      acquisition of agreements                                         --                   3,491,250                       --
     Cancellation of common stock as part of
      termination of the Hotel Management
      Agreements                                                 (1,050,000)                       --                        --

See accompanying notes to consolidated financial statements.

                           CCA COMPANIES INCORPORATED

    Years Ended June 30, 1999, 1998 and Ten Month Period Ended June 30, 1997


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            The Company - CCA Companies Incorporated, formerly known as Conserver Corporation of America, (the "Company") is a Company incorporated under the laws of the State of Delaware effective March 6, 1996. The Company initially adopted a fiscal year ending August 31 but elected to change its fiscal year end to June 30 during 1997. During the fiscal year ended June 30, 1998, the Company changed its name to CCA Companies Incorporated. The Company was considered a development stage Company until March 1998.

            Subsidiaries- The consolidated financial statements include the accounts of the Company and its subsidiaries. The subsidiaries are Sakhalin General Trading and Investments Ltd. ("SGTI"), Sakhalin City Center Ltd. ("SCC"), Dorsett Hotels and Resort International
            (m)Snd. Bhd. ("DHRI"), Dorsett Hotel & Resorts Inc. ("Dorsett"), Suriname Leisure Company A.V.V. ("SLC") and Roulette Kft. ("Roulette") (majority shareholding disposed of in December 1998) and are based and operating in Cyprus, Russian Federation, Malaysia, United States, Suriname and Hungary, respectively.

            Nature of Operations - The Company's principal line of operations is to provide gaming services through the ownership and management of a Casino in Suriname. In addition, the Company is in the planning and design stage relating to a Casino and mountain resort project on Sakhalin Island.

            Principles of Consolidation - The accompanying consolidated financial statements include the accounts of CCA and its subsidiaries (collectively, the "Company"). Accounts of Roulette have been consolidated from the date of acquisition to the date on which CCA disposed of its majority interest, December 1998. Inter-company transactions and balances have been eliminated in consolidation.

            SCC is currently generating losses and the minority shareholders are not obligated to fund these losses. Accordingly, minority interest held in SCC is not reflected in the financial statements.

            Casino Revenue - Casino revenue is the net win from gaming activities, which is the difference between gaming wins and losses.

            Cash and Cash Equivalents - The Company considers investments with original maturities of three months or less at the time of purchase to be cash equivalents. At times, cash balances in the Company's bank accounts in the United States may exceed federally insured limits.

                           CCA COMPANIES INCORPORATED

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

            Use of Estimates in the Preparation of Financial Statements - The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

            Financial Instruments - The carrying amounts of financial instruments including loans receivable, accounts receivable, accounts payable and debt approximates fair value.

            Excess Cost over Fair Value of Assets Acquired - The excess of cost over the fair value of the SGTI assets acquired is being amortized on a straight-line basis, over the estimated future periods to be benefited (30 years). The Company reviews the recoverability of the excess cost over the fair value of assets acquired on an on going basis.

            Property, Equipment and Leasehold - Property and equipment is recorded at cost. Depreciation and amortization is computed by the straight-line method based on the estimated useful lives (3-5 years) of the related assets. Leasehold improvements are amortized over the shorter of the life of the asset or the lease.

            Income Taxes - For the purpose of these financial statements the Company has adopted the provisions of SFAS No. 109, "Accounting for Income Taxes," for all periods presented. Under the asset and liability method of SFAS 109, deferred taxes are recognized for differences between financial statement and income tax bases of assets and liabilities.

            Preferred Stock - The Company is authorized to issue preferred stock. Specific powers, preferences, rights, qualifications, limitations and restrictions are to be designated by the Company's Board of Directors at the time of issuance.

            Stock Based Compensation - SFAS No. 123, "Accounting for Stock Based Compensation." establishes a fair value method for accounting for stock-based compensation plans either through recognition or disclosure. The Company did not adopt the fair value based method for employees but instead discloses the pro forma effects of the calculation required by the statement. (see Note 10)

            Impairment of Long-Lived Assets - The Company utilizes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Under the provisions of this statement, the Company has evaluated its long-lived assets for financial impairment, and will continue to evaluate them as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable.

                           CCA COMPANIES INCORPORATED

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

            The Company evaluates the recoverability of long-lived assets by measuring the carrying amount of the assets against the estimated un-discounted future cash flows associated with them. At the time such evaluations indicate that the future un-discounted cash flows of the Long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values.

            The Company recorded charges of approximately $610,000 for the year ended 1998 relating to Roulette and $4,200,000 for the year ended June 30, 1999 relating to Dorsett (see Note 3) as a result of a financial impairment of several of its long-lived assets.

            Earnings Per Share - Effective December 31, 1997, the Company adopted SFAS No. 128, "Earnings Per Share," which simplifies the computation of earnings per share requiring the restatement of all prior periods.

            Basic net loss per share of common stock is based on the weighted average number of common shares outstanding during each period. Diluted loss per share of common stock is computed on the basis of the weighted average number of common shares and common shares equivalent securities outstanding. Securities having an anti-dilutive effect are excluded from the calculation.

            The weighted average number of common shares outstanding for all periods presented retroactively reflects stock splits and reverse stock splits effected by the Company.

            Options amounting to 4,062,619 for the year ended June 30, 1999, 3,169,619 for the year ended June 30, 1998 and 1,970,000 for the ten month period ended June 30, 1997 and warrants amounting to 3,819,012 for the year ended June 30, 1999, 2,260,678 for the year ended June 30, 1998 and 1,225,000 for the ten month period ended June 30, 1997 have not been included in the computation of net loss per common stock-diluted because of their anti-dilutive effect.

            Foreign Currency Translation - The statutory currencies in the countries in which the Company operates are the Cyprus Pound, the Russian Ruble, the Malaysian Ringgit, the United States Dollar, the Suriname Guilder and the Hungarian Forints. The reporting currency is the U.S. Dollar.

            For 1999, the Company determined that the functional currency for its subsidiaries, SGTI and SLC, is the United States Dollar. All assets and liabilities, materially all contracts, transactions and normal business activities have been transacted, conducted, negotiated and recorded in U.S. Dollars. It is the Company's position that the operations of the Company are not integrally connected to the economies of Cyprus and Suriname. Pursuant to Financial Accounting Standards Board Statement No. 52, "Foreign Currency Translation" (FAS 52), the Company's Russian subsidiary, SCC, is situated in a highly inflationary economy. Accordingly, SCC's functional currency will be the U.S. Dollar.

                           CCA COMPANIES INCORPORATED

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

            For 1998 and 1997, the financial statements for its subsidiaries outside the U.S. have been translated to U.S. Dollars using a methodology consistent with Statement of Financial Accounting Standards (SFAS) No. 52, Foreign Currency Translation. Assets and liabilities are translated to U.S. Dollars at the rates prevailing on the balance sheet dates and the statements of operations have been translated from the functional currencies to U.S. Dollars using average exchange rates for the applicable years. As of June 30, 1998, the cumulative foreign currency translation adjustment was insignificant and therefore not disclosed as a separate component of stockholders' equity. Exchange losses of approximately $79,000 for the year ended June 30, 1998, are included in general and administrative expenses in the accompanying consolidated statements of operations. There were no exchange gains and losses for the period ended June 30, 1997.

            Future Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in operations in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on July 1, 2000 to affect its consolidated financial statements.

            In October 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 134 "Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise", which is effective for the first fiscal quarter beginning after December 15, 1998. There is no impact to the Company's financial reporting or presentation due to the adoption of SFAS No. 134.

            In February 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 135 "Recession of FASB Statement No. 75 and Technical Corrections", which is effective for financial statements issued after February 15, 1999. There is no impact to the Company's financial reporting or presentation due to the adoption of SFAS No. 135.

            Reclassifications - Certain prior year balances have been reclassified to conform to the 1999 presentation.

                           CCA COMPANIES INCORPORATED

NOTE 2 - INITIAL AND NEW LINES OF BUSINESS

            The Company's original principal business was food preservation technology. (See Note 3) Due to the Company's desire to enter several new lines of business and its inability to market and distribute Preservit(TM), its food technology product, in a commercially viable fashion, the Company identified and explored several business opportunities and entered into a number of new lines of business.

            In August 1997, the Company announced that it was diversifying beyond its sole line of business of marketing, distributing and otherwise commercially exploiting its food technology product and was exploring a new line of business in the hotel and casino industry (the "New Lines of Business"). At a Special Meeting of Stockholders, which the Company held in December 1997, the Company's stockholders voted on and approved various proposals regarding the New Lines of Business and New Business Opportunities as described herein.

            Sakhalin Island Casino and Resort

            In 1997, the Company focused on a gaming opportunity in Asia and is currently in the development stage, subject to financing, of a year round hotel/casino resort on Sakhalin Island (the "Sakhalin Project"). Sakhalin Island is a Russian territory located just north of Japan. This new hotel/casino will be easily accessible for gaming activities from Japan, China, Korea, and the Russian mainland. SCC will develop a 140 million dollar 450-room hotel/casino complex on a ten-acre site in the center of the City of Yuzhno-Sakhalinsk ("City") with further development planned at a nearby ski mountain. The Company plans for the related casino to initially have 70 tables and 350 slot machines with future plans to add additional gaming equipment. The City will provide the land and an existing ski resort under a 101-year lease, at no annual cost. The Company will manage both the hotel resort and the casino for a management fee equal to 3% of revenues, as defined, as well as an incentive fee of 10% of gross profits.

            Although, there are currently several small casinos operating on the island, the City has committed contractually that it will not permit them to increase their floor areas or extend the range of their operations without the written approval of SCC. In addition, the Company will also have certain rights to participate in the development and management of any future casinos within the jurisdiction of the City.

                           CCA COMPANIES INCORPORATED

NOTE 2 - INITIAL AND NEW LINES OF BUSINESS (Continued)

            The Company, in October 1997, entered into a stock purchase agreement (the "Sakhalin Agreement") with SGTI and in December 1997 executed an assignment agreement with Sovereign Gaming and Leisure Limited ("Sovereign"). Pursuant to the Sakhalin Agreement, the Company would acquire all of the outstanding shares of SGTI. SGTI owns a 65% interest in SCC. SCC is a closed joint stock company incorporated under the laws of the Russian Federation that holds rights, including the necessary gaming licenses to operate, that have been granted by various governmental units to develop a casino in Sakhalin. In addition to the acquisition of SGTI, the Company would acquire all rights and interest to or in the Sakhalin Project held by Sovereign, which include certain operating and project management agreements.

            In December 1997, the Company completed the acquisition of 100% of the shares of SGTI in exchange for 2,000,000 shares of its common stock. The Company also acquired all rights and interests of Sovereign in exchange for 200,000 shares of common stock to the owners of Sovereign. In addition, two directors of the Company were granted options to purchase 300,000 and 200,000 shares of common stock at an exercise price equal to $6.125 per share in exchange for their services relating to the acquisition of SGTI ("Sakhalin Options"). The Sakhalin Options subsequently expired without being exercised.

            The Company's common stock was valued at $5.20 per share on the date the acquisition was completed and as such, the value attributed to the 2,000,000 shares of the Company's common stock issued to the owners of SGTI was $10,400,000. The Sakhalin Options were valued at $1,091,819 and capitalized as part of the purchase price of SGTI. The Company's common stock issued to the owners of Sovereign were valued at $5.25 per share on the date the assignment agreement was entered into. Thus the value attributed to the shares was $1,050,000.

            As part of the Sakhalin Agreement, the Company paid $3,000,000 to SGTI. The advance has been eliminated in consolidation as an inter-company account.

            The acquisition has been accounted for as a purchase and accordingly the results of operations of SGTI have been included in the Company's consolidated financial statements since the date of acquisition.

                           CCA COMPANIES INCORPORATED

NOTE 2 - INITIAL AND NEW LINES OF BUSINESS (Continued)

         The transaction was recorded as follows:

         Common stock and options issued                           $ 11,491,819
         Acquisition costs                                              193,885
                                                                   ------------
         Purchase price                                              11,685,704
                                                                   ------------

         Construction in progress acquired                            3,638,957
         Liabilities assumed                                         (3,340,925)
         Other assets                                                   843,356
                                                                   ------------

         Fair value of net assets acquired                            1,141,388
                                                                   ------------

         Excess of aggregate purchase price
         over the fair market value of the
         net assets acquired                                       $ 10,544,316
                                                                   ============


         The excess of the aggregate purchase price over the fair market value of net assets acquired will be amortized over 30 years on a straight-line basis. The Company believes that this is appropriate due to the brick and mortar features of the Sakhalin Project and the aspect that, if the project is successful, revenues will be generated over a long period of time.

         The following unaudited pro forma summary present the results of operations of the Company as if the acquisition had occurred on September 1, 1996:


                                           Year Ended                Period Ended
                                          June 30, 1998              June 30, 1997
                                          -------------              -------------
         Revenues                      $          649,620          $             -
                                       ==================          ================

         Net loss                      $      (12,716,676)         $     (9,180,487)
                                       ==================          ================

         Net loss per share                         (1.26)                    (1.38)
                                       ==================          ================

         Weighted average number of
         common shares outstanding             10,074,166                 6,667,490
                                       ==================          ================

                           CCA COMPANIES INCORPORATED

NOTE 2 - INITIAL AND NEW LINES OF BUSINESS (Continued)

            For the fiscal year ending June 30, 1999, SGTI and SCC were subsidiaries of the Company. Accordingly, no pro forma summary for the year ended June 30, 1999 is included above.

            The Sakhalin Agreement provides that, upon request of the Company, Sovereign may agree to become project manager during the construction phase of the Sakhalin project, subject to reasonable compensation for such services, which shall not exceed the lesser of 5% of the construction cost of the Sakhalin Project or $5,000,000. Subsequent to the Sakhalin agreement, Mr. Dallas Dempster ("Dempster"), a paid consultant to Sovereign, was recruited to be the President and Chief Executive Officer ("CEO") of CCA. Accordingly, it is the Company's current intent not to employ Sovereign and to manage the construction phase of the Sakhalin project directly.

            In October 1997, the Company entered into an agreement (the "Development Services Agreement") with Mr. David Chiu ("Chiu") for certain development services to be performed, including using his best efforts to secure the necessary debt financing and guarantees for the complete turnkey construction of the Sakhalin Project. The Development Service Agreement expired in August 1998 without Chiu rendering any services.

            In September 1998, the Company entered into a letter of intent with JSC Rosneftegazstroy ("RNGS"), a large Russian construction company. The letter of intent was aimed at RNGS guaranteeing the financing of a turnkey construction contract on Sakhalin Project and acting as a subcontractor. The Company and RNGS never contractually acted on the letter of intent and it subsequently was abandoned.

            In June 1999, the Company entered into an agreement ("Financing Agreement") with the Arter Group Limited ("Arter") and Valmet S.A. ("Valmet"). According to the agreement, Arter and Valmet will negotiate on the Company's behalf to acquire financing of 70% of the Sakhalin Project's total estimated cost. The remaining 30% is be injected as equity financing arranged by the Company. In consideration for the additional equity raised, the Company's ownership in the SCC will increase to 80% (from the 65% the Company currently owns). The Sakhalin Oblast Government and the City will own the remaining 20% of SCC, subject to final negotiations. If Arter and Valmet are successful, as defined by the agreement, the Company would arrange to transfer a percentage of its interest in SGTI to Arter and Valmet. The proposed structure of ownership shall be as follows:

            o CCA 50% shares of SGTI - effective ownership in the Sakhalin project of 40%
            o Arter 31.25% shares of SGTI - effective ownership in the Sakhalin project of 25%
            o Valmet 18.75% shares of SGTI - effective ownership in the Sakhalin project of 15%

            The agreement shall be effective the day there is a qualified commitment for funding and the parties to the Financing Agreement have accepted the terms of the financing.

                           CCA COMPANIES INCORPORATED

NOTE 2 - INITIAL AND NEW LINES OF BUSINESS (Continued)

            The Sakhalin Project requires substantial financing to progress further. In November 1999, the Company submitted a loan application for financing to the Sberbank, a Russian Federation bank, for financing of 106.8 million dollars. Currently, the application is being considered. If financing is not obtained from the Sberbank, the Company will have to seek financing elsewhere or abandon the project. If the Company is forced to abandon the project due to a lack of financing, the Company will attempt to market the plans, licenses and rights in order to recover as much of the historic expenditures as possible. The Company is unable at this time to quantify what recoveries it will attain, if any.

            To date, the Company has recorded assets (construction in progress and intangibles) totaling 15.9 million dollars.

            If the Company is successful in financing the Sakhalin Project, the Company will have to design and set up infrastructure that is not currently in place. In addition, the Company will have to employ a significant number of people and retain consultants and contractors to manage, design and construct the property, which will require significant financial resources.

            Hotel Management Agreement

            During the fiscal year ending June 30, 1998, the Company entered into two hotel management agreements (the "Hotel Management Agreements"). One agreement with Dorsett Hotels and Resorts International Ltd. ("DHR"), a company owned and controlled by David Chiu, and the other with Far East Consortium International Ltd. ("FEC"). Under the agreements, the Company acquired the right to (directly or through a subsidiary) exclusively manage and operate three hotels that were in service and the right to manage and operate five other hotels that were scheduled to open in the future. The right to manage the properties was pursuant to long-term contracts ("Hotel Operating Contracts") that had previously been entered into with the owners of each of the hotels by DHR and FEC.

            The Company paid consideration of 3 million dollars at the execution of the Hotel Management Agreements in cash and further, a promise to issue two million shares of the Company's common stock payable on a pro-rata basis on the assignment of the hotel operating contracts with each hotel. Subsequently, the Company issued 950,000 shares of its common stock on the assignment of contracts with three operating hotels.

            During July 1998, the Company borrowed 1 million dollars from FEC for six months and with interest at the prime rate plus 1%.

                           CCA COMPANIES INCORPORATED

NOTE 2 - INITIAL AND NEW LINES OF BUSINESS (Continued)

            Through November 4, 1998, the Company held Hotel Operating Contracts for the three operating hotels with a total of approximately 1,200 rooms. Contrary to the terms of the Hotel Operating Contracts, the Company was not permitted to actively manage two of the Hotels. In addition, the Company was notified that the renovation and/or construction of the five hotels that were to be turned over to the Company in the future had been stopped and that the projects were being reviewed for financial efficacy.

            As a result of the failure of FEC and DHR to comply with the terms of the Hotel Management Agreements, the parties to the agreements reached a settlement in November 1998 to terminate the agreements and exchange mutual releases of related obligations. According to the terms of the settlement, the Company received $450,000 in cash, 700,000 shares of the Company's common stock and retained $1,625,000 paid historically to the Company as management fees and loans. (See
            Note 3)

            The Suriname Casino and the Casino Lease

            In April 1998, the Company entered into an agreement (the "Suriname Casino Agreement") with Parbhoe Handelmij NV (Parbhoe), a Suriname limited liability company. Under the agreement the parties formed and each acquired a 50% interest in Suriname Leisure Company (SLC), an Aruban limited liability company to develop a casino project (the "Suriname Casino") in Paramaribo, the capital city of Suriname.

            Pursuant to the Suriname Casino Agreement, the Company's fully owned subsidiary Dorsett, entered into the "Suriname Casino Management Agreement" with SLC to manage the Suriname Casino. As of June 30, 1999, the Company has advanced approximately 4.6 million dollars to SLC for this project, of which approximately 4.0 million dollars was spent for property, equipment and leasehold improvements. The Company retains a lien and security interest in the property and equipment until the advance is paid back by SLC.(See Note 7)

            The Suriname Casino Management Agreement provides for fifteen years exclusive operating rights of the Suriname Casino for a base fee equal to three percent of revenues, as defined, plus an incentive fee of ten percent of gross profits, as defined.

            Initially, the Company operated a small temporary casino commencing October 1998. The permanent casino facility was completed and opened in March 1999, which is when the Company vacated the temporary facility. The Suriname casino currently occupies two leased floors, totaling about 20,000 square feet, in the Plaza Hotel, which is in downtown Paramaribo. The casino has approximately 20 gaming tables, approximately 160 slot machines and a 50-seat restaurant. The Company leased the Casino premises from Parbhoe for fifteen years ending in February 2013, for a yearly rent of $200,000, subject to future increases based on the Suriname Consumer Price Index.

                           CCA COMPANIES INCORPORATED

NOTE 2 - INITIAL AND NEW LINES OF BUSINESS (Continued)

            Budapest Casino

            In April 1998, the Company's wholly owned subsidiary, Dorsett entered into an agreement with Casino Bahia De Cadiz S.A. ("CBC") and Mrs. Teresa Juste Picon, ("Juste") to purchase a 95% interest in the equity of Roulette Kft. ("Roulette"), a Hungarian limited liability company. Roulette owned and operated the Orfeum Casino in Budapest. In addition and as part of the agreement, the Company acquired receivables of 1.5 million dollars due to CBC and Juste under loan agreements and lease agreements with Roulette (the "Budapest Casino").

            As of June 30, 1998, the Company paid $100,000 to the shareholders of Roulette as a deposit toward the purchase. In addition, prior to closing, the Company advanced additional funds of approximately $608,000 to Roulette. At the closing of the acquisition in September 1998 the Company delivered to Cadiz and Juste 17,857 shares of the Company's common stock based on a value of $7.00 per share or $125,000 in total. In addition, the agreement required the issuance of additional shares to make up any shortfall in value from the $125,000 in value of shares delivered if the average stock price subsequently declined. The 10-day average price proceeding March 1, 1999 was $0.93 and as a result the Company issued an additional 116,813 shares of its common stock to CBC and Juste in May 1999.

            In December 1998, the Company entered into an agreement with A.G.M. International LTD ("AGM"). AGM is an Israeli junket operator experienced in organizing junket and premium casino player groups. AGM was granted 50% ownership of Roulette by agreeing to pay the Company $100,000 at closing and to pay an additional $100,000 if Roulette was able to renew its gaming license, which was due to expire November 1999, with the Hungarian Gaming Board. In addition, the agreement required AGM, as part of the transaction, to fund $100,000 of additional operating float needed in order to continue and $50,000 for general improvements.

            For arranging the transaction with AGM, the Company paid a minority shareholder of Roulette a fee of $75,000 that was capitalized as part of the Company's investment.

            During 1999, the Hungarian Gaming Board made a decision to reduce the number of casino licenses that existed at the time the Company acquired its interest. Roulette was unsuccessful in its bid to obtain one of the reduced number of gaming licenses available and was forced to close the casino at the end of October 1999.

                           CCA COMPANIES INCORPORATED

NOTE 2 - INITIAL AND NEW LINES OF BUSINESS (Continued)

            At June 30, 1999, the Company wrote off its entire investment in Roulette as delineated below:

            Investment in Roulette                             $        300,000
            Loans to Roulette                                           608,311
                                                               ----------------

                                                                        908,311

            Less:  Loss from the Roulette subsidiary                   (298,478)
                                                               ----------------

                                                                        609,833

            Less:  Balance of investment written off                   (609,833)
                                                               ----------------

                                                               $             -
                                                               ================



            Business, Political and Economic Conditions

            The Company's operating and construction activities are taking place principally in the Russian Federation and in Suriname. Both the Russian Federation and Suriname have experienced within the last three years significant devaluations of their currencies. The Banking industry in the Russian Federation has experienced several major banking failures. Additionally, the Russian Federation is currently experiencing consequential changes in its political leadership.

            Currency Exchange Controls

            With regard to the activities taking place in the Russian Federation and Suriname, it is management's belief that it will be able to repatriate earnings without official impediments. There are currency exchange controls in place in the Russian Federation, which the Company is addressing in order to assure the ready ability to transfer funds out of the country.

                           CCA COMPANIES INCORPORATED

NOTE 3 - DISCONTINUED OPERATIONS

            Food Preservation Technology

            In November 1999, the Company officially abandoned its food preservation business and, accordingly, has reflected all losses attributable to such business as discontinued operations. The assets of the food preservation business consisted principally of fully reserved loans to two companies, Agrotech and CPC. In addition, the Company does not plan to exercise its option to acquire a controlling equity interest in entities that possess other food preservation technologies.

            The results of operations of the food preservation business through June 30, 1999 that have been classified as a loss from discontinued operations are as follows:



                                                      Year Ended June 30,                    Period Ended
                                                    -----------------------                    June 30,
                                                  1999                    1998                  1997
                                           ----------------        ----------------       ----------------
            Revenues                       $            --         $          9,879       $            --
            Costs and Expenses                      425,175               2,888,742              8,205,901
                                           ----------------        ----------------       ----------------

            Loss from discontinued

            operations                     $        425,175        $      2,878,863       $      8,205,901
                                           ================        ================       ================

            No tax benefit due to the loss from discontinued operations has been recorded due to the Company's uncertainty regarding future earnings. Included in Costs and Expenses are reserves for loans made to the Food Division of $1,620,830 in 1998 and $1,000,000 in 1997.

            Hotel Management

            As a result of the termination of the Hotel Management Agreements between the Company, FEC and DHR in November 1998 and the subsequent dismissal of the hotel management employees in April 1999, the Company had no active hotel management operating business. The Company discontinued this line of business and reflected the related income, assets and liabilities as discontinued operations. The Company recorded a charge of 4.2 million dollars in 1998 to write down the carrying value of the Hotel Management Agreements, assets and trade names.

                           CCA COMPANIES INCORPORATED

NOTE 3 - DISCONTINUED OPERATIONS (Continued)

            The results of operations of the hotel management business through June 30, 1999 that have been classified as a loss from discontinued operations are as follows:



                                                                  Year Ended June 30,                 Period Ended
                                                               ------------------------                 June 30,
                                                              1999                 1998                   1997
                                                        --------------        --------------         --------------
              Revenues                                  $      363,301        $      639,741         $           -
              Costs and Expenses                               221,751             6,198,247                     -
                                                        --------------        --------------         --------------

              Income (Loss) from
               discontinued operations                  $      141,550        $   (5,558,506)        $           -
                                                        ==============        ==============         ==============

NOTE 4 - INITIAL PUBLIC OFFERING AND PRIVATE PLACEMENTS

            From inception to November 1996, the Company raised capital necessary for its business development through debt and equity private placements.

            In June 1997, the Company completed an initial public offering for which it received net proceeds of approximately $8,859,000 from the sale of 2,200,000 shares of its common stock, $0.001 par value (the "common stock") at a per share price of $5.00. In July 1997, the Company's underwriter exercised its over allotment option to purchase an aggregate of 330,000 shares of common stock at $5.00 per share, resulting in the Company receiving additional net proceeds of approximately $1,448,000. Aggregate net proceeds to the Company from the IPO amounted to approximately $10,307,000. At the time of the IPO, the underwriters obtained Underwriters' Warrants to purchase 220,000 shares of common stock exercisable for a period of four years at $8.25 per share.

            In November 1997, the Company commenced efforts to raise additional capital to fund its new lines of business and new business opportunities. The Company completed its private placement offering in February 1998 and received net proceeds in the aggregate of approximately $8,955,000 from the sale of 2,044,763 shares of its common stock at a per share price of $5.14. At the time of the offering, the underwriters obtained Underwriters' Warrants to purchase 715,678 shares of common stock exercisable for a period of four years at $5.14 per share.

            During the year ended June 30, 1999, the Company received $1,676,600 from the sale of 2,053,200 shares of common stock to private investors. At the time of the sale of common stock, the Company issued warrants to purchase 1,280,334 shares of the Company's common stock exercisable for periods ranging from 1 to 4 years and at exercise prices of $1.00. An additional 25,000 warrants with an exercise period of one year and an exercise price of $2.00 per share were issued. All warrant exercise prices exceed the market value of the stock at the dates that they were issued.

                           CCA COMPANIES INCORPORATED

NOTE 5 - PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

            At June 30, property, equipment and leasehold improvements consist of the following:


                                                                      1999                       1998
                                                                -----------------         -----------------
            Office equipment and other assets                   $         358,591         $         239,698
            Casino and restaurant equipment                             1,856,678                 1,010,644
            Vehicle                                                         6,500                     6,500
            Leasehold improvements                                      4,426,767                 1,322,190
            Construction in progress                                    5,251,396                 4,783,333
                                                                -----------------         -----------------

                                                                       11,899,932                 7,362,365

            Less:  Accumulated depreciation                              (517,397)                  (17,903)
                                                                -----------------         -----------------

                                                                $      11,382,535         $       7,344,462
                                                                =================         =================

            Depreciation expense is $499,494 for the year ended June 30, 1999, $16,168 for the year ended June 30, 1998 and $1,678 for the ten month period ended June 30, 1997.

NOTE 6 - INCOME TAXES

            CCA and Dorsett

            At June 30, 1999, the Company had net operating loss carryforwards ("NOL") of approximately $14,824,000 that expire through 2014. In the event of a change in ownership of the Company, the utilization of the NOL will be subject to limitation under certain provisions of the United States Internal Revenue Code.

            CCA, a U. S. Corporation, invested in DHRI a total of $99,665 and invested in Roulette a total of $908,311. Due to DHRI and Roulette discontinuing their operations, CCA is entitled to take capital losses for investments in DHRI and Roulette. Under certain provisions of the United States Internal Revenue Code capital losses can only be used to offset capital gains. Unused capital losses are carried forward indefinitely until they can be used against future capital gains.

            Dorsett is managing the Suriname Casino and will be managing the Sakhalin Project. Management fees generated by Dorsett will be subject to U.S. tax.

                           CCA COMPANIES INCORPORATED

NOTE 6 - INCOME TAXES (Continued)

            Deferred income taxes is comprised of the following at June 30, 1999:


              Start-up expenses capitalized for tax purposes          $        2,171,000
              Compensation charges paid by issuance
                of options and warrants                                        3,043,000
              Capital loss carryforward                                          202,000
              Net operating loss carryforward                                  5,930,000
                                                                      ------------------

              Gross deferred tax asset                                        11,346,000

              Deferred tax asset valuation allowance                         (11,346,000)
                                                                      ------------------

              Net deferred tax asset                                  $               -
                                                                      ==================

            Realization of any portion of the Company's deferred tax asset at June 30, 1999 is dependent upon future earnings and capital gains. Due to the uncertainty of future earnings and capital gains a $11,346,000 valuation allowance has been provided.

            DHRI and Roulette

            The Company's subsidiaries DHRI and Roulette experienced substantial losses. After closing operations and liquidating the net assets in each entity, DHRI and Roulette are currently dormant. The Company does not anticipate at this time any future earnings against which losses may be applied. Accordingly, the Company has not provided for deferred tax assets for DHRI and Roulette.

            SCC

            SCC will be subject to Russian Corporate tax on taxable profits once the Sakhalin Project commences operations. Currently, the Federal profit tax is 11% and the regional tax can be as high as 19%. In addition, repatriation of profits generated by SCC in the Russian Federation by CCA may be highly regulated by the Russian Central Bank and the Taxing Authority. Any transfers of funds to entities outside the Russian Federation require special authorization from the Central Bank and the payment of dividends are subject to heavy double taxation laws. The Company believes that once the Sakhalin Project commences operations the Russian Central Bank and the Taxing Authority will make profit repatriation concessions available.

                           CCA COMPANIES INCORPORATED

NOTE 6 - INCOME TAXES (Continued)

            SGTI

            SGTI, which holds the Company's investment in SCC, is incorporated in Cyprus. Companies that are registered in Cyprus but are managed and controlled outside of Cyprus are not liable for tax on income occurring, derived and received outside of the country.

            Suriname Casino

            SLC has requested that the Government of Suriname grant it certain concessions regarding the imposition of taxes and import duties. It is the opinion of Company's counsel that based upon the Suriname Investment Act, SLC is entitled to the following exemptions:

            o Temporary exemption from income for new undertakings - profits from new undertakings are exempt from tax during the first years of operations subject to a maximum profit of twice the amount invested in the new undertaking.

            o Free depreciation of the first investments for new undertakings - this facility provides that assets, which represent the first investment for new undertakings, may be depreciated without restriction. Accordingly, such assets can be depreciated when and in a fashion, on an accelerated basis or otherwise, in order to offset its profits each year up to the full amount of the assets that have been initially invested.

            o Temporary exemption from import duties for new undertakings and business expansions - this facility provides full or partial exemption from import duties on operating assets that will be used in the operations of the new undertakings and also materials and goods used to generate such operating assets.

            Accordingly, no provision for income tax or duties have been made with regard to the activities conducted by SLC.

            Until June 30, 1998 the Company, for tax purposes, did not have any operations and therefore no net operating loss. All of the expenses incurred to that date were pre-operating and accordingly were capitalized. Subsequent to the commencement of operations capitalized expenses are being amortized over sixty months.

                           CCA COMPANIES INCORPORATED

NOTE 7 - LONG-TERM NOTES PAYABLE

            In September 1998, the Company borrowed $600,000 from its 50% co-owner, Parbhoe, in SLC for the construction of its permanent casino facilities. Interest on the loan is calculated using an interest rate of 3% per month.

            In December 1998, the Company arranged to borrow an additional 1.0 million dollars from the 50% co-owner in SLC. Ultimately, only $750,000 was advanced, which SLC used to complete the construction of the casino. The loan is subject to 4% monthly interest and is payable within six months of the disbursement. The loan was paid off in full in August of 1999.

            The outstanding balance of loans owing to Parbhoe is being paid out of the excess cash flow generated by the operations of SLC. In addition, when SLC repays the Company the funds it advanced, principal payments of approximately $0.15 for every $0.85 of the excess cash flow utilized to pay back the advances must be paid to Parbhoe. (See Note 2}

NOTE 8 - RELATED PARTY TRANSACTIONS

            Legal

            The Company incurred legal fees of approximately $127,000 for the year ended June 30, 1999, $546,000 for the year ended June 30, 1998 and $149,000 during the ten month period ended June 30, 1997 to related parties. In addition, free legal services amounting to $60,000, recorded as additional paid-in capital were provided by the same related parties in the ten month period ended June 30, 1997 (none provided in 1999 and 1998).

            The Company issued 187,500 options valued at approximately $285,619 in June 30, 1998 and 25,000 options valued at approximately $50,000 in June 30, 1997 against the fees described above. The value of the options issued in 1998 has been amortized as legal expense as counsel rendered services. Legal expense of $171,000 was charged during the year ended June 30, 1998 and the balance, $115,000, was charged during the year ended June 30, 1999.

            Consultants

            During the year ended June 30, 1999, the Company issued 300,000 shares of its common stock at $0.75 per share to Valmet, a consultant, for services performed relating to the Sakhalin project. At the same time, the Company issued 150,000 two year warrants to Valmet with an exercise price of $1 and valued at $25,000.

                           CCA COMPANIES INCORPORATED

NOTE 8 - RELATED PARTY TRANSACTIONS (Continued)

            In August 1997, the Company entered into an agreement (the "Casino Consulting Agreement") with Star Casinos Limited, (the "Consultant"). Under the Casino Consulting Agreement, the Consultant agreed to provide consulting and technical services to the Company and any affiliated entities for a period of two years. An individual who subsequently became the president of the Casino Division of the Company owns the Consultant. Under the terms of the Casino Consulting Agreement, the Consultant will receive $250,000 annually plus reimbursement of reasonable expenses. In addition, in October 1997 the Company granted the Consultant options to purchase 100,000 shares of the Company's common stock exercisable at $6.50 per share. In September 1998 the exercise price of the option was reduced from $6.50 to $1.50 per share (when the market price was $1.25) and then subsequently in December 1999 the option price was further reduced to $0.25 per share (when market price was $0.13). Fifty percent of the options are exercisable on each of the first and second anniversary dates of the commencement date and expires on the third anniversary date. The options were valued at $140,000. The Company has recorded a consulting charge for the issuance of these options. At the end of the term of the agreement, provided that the Consultant is not in breach of the Casino Consulting Agreement, the Consultant will also be entitled to receive a $250,000 bonus.

            The Company paid to the Consultant $187,000 and accrued an additional $63,000 payable to the Consultant plus reimbursement of reasonable expenses during the year ended June 30, 1999. The agreement also binds the Consultant to a two-year non-compete, non-solicitation provision after termination of the agreement. Subsequent to year-end, the Consultant agreed to accept 250,000 shares of the Company's common stock in place of the $250,000 bonus due to him at the expiration of the contract. In December 1999, when the consulting contract expired, the stock was delivered (market price per share - $0.13).

            Although no new formal agreement has been entered, the Consultant has agreed to continue providing the consulting services on a month to month basis at an annualized rate of $250,000.

            Construction Contractors

            In September 1998, 89,000 shares of the Company's common stock were issued to Maritime Services Corporation, the building contractor for the Suriname casino. These shares were issued at a price of $2.25 per share or $200,250, which Maritime agreed to accept as consideration and payment towards its construction contract with SLC.

                           CCA COMPANIES INCORPORATED

NOTE 8 - RELATED PARTY TRANSACTIONS (Continued)

            Directors

            The Company entered into a three-year employment contract with Charles H. Stein ("Stein"), the Chairman of the Board of Directors, the President and Chief Executive Officer of the Company, that took effect upon the consummation of the Company's initial public offering of securities. The contract provided for an annual salary of an amount not less than $125,000 and a three-year non-compete clause upon termination. During the year ended June 30, 1998 and during the ten month period ended June 30, 1997 Stein did not receive a salary. Accordingly, the Company recorded compensation charges in those periods for an amount based upon his employment agreement as contribution to capital. Salary expense recorded was $90,000 for the year ended June 30, 1998 and $105,000 for the ten month period ended June 30, 1997. In addition, during the year ended June 30, 1998, the Company purchased a life insurance policy for the benefit of Stein and paid rent for two properties during 1999, 1998 and 1997 that Stein owned (see Note 9). The life insurance premium of approximately $40,000 has been charged to operations (no premium was incurred in 1999). Effective July of 1998 Stein was no longer employed by the Company as its President and Chief Executive Officer but continued in his capacity as Chairman of the Company.

            In October of 1998, the Company borrowed $75,000 from Stanton & Associates (lender) through two Promissory Notes. Mr. James Stanton the owner of Stanton & Associates is also a director of the Company. The loan was subject to interest at the rate of 8% per annum and was payable along with accrued interest in a lump sum in January of 1999. In January 1999 the lender accepted 153,200 shares at $0.50 per share of the Company's common stock against the principal and interest due of $76,600.

            Officer

            The Company's president and CEO, Dempster, was a paid consultant to Sovereign which assigned to the Company its 1994 Construction Management Agreement and 1994 Operation Management Agreement with SCC. Dempster has represented to the company that he has never held any beneficial interest in the stock of Sovereign. In September 1998 Dempster's nominee, Dabus International Limited, established for the benefit of his family, was granted non-plan options to purchase 1,000,000 shares of the Company's common stock at $1.50 per share. These Options were granted in consideration of Dempster joining the Company in July of 1998. Subsequent to June 30, 1999, the exercise price of the options issued to Dempster was changed from $1.50 to $0.25.

                           CCA COMPANIES INCORPORATED

NOTE 9 - COMMITMENTS AND CONTINGENCIES

            The Company rents office space and facilities under non-cancelable leases through February 2013. The minimum future rental commitment for leases in effect at June 30, 1999 approximates the following:

              Years Ended
                June 30,
              -----------

                  2000                     $        236,194
                  2001                              234,153
                  2002                              234,424
                  2003                              202,983
                  2004                              200,000
                  Thereafter                      1,733,334
                                           ----------------

                                           $      2,841,088
                                           =================

            Rent expense was $532,916 for the year ended June 30, 1999, $238,478 for the year ended June 30, 1998 and $127,574 for the ten month period ended June 30, 1997.

            Rent included payments of $6,921 for 1999, $91,000 for 1998 and $70,000 for 1997 for two properties owned by the Chairman of the Board that were used as offices by the Company in New York and London.

            Arbitration

            Kai Michaelson ("Michaelson") and Zamora Investments Pte Ltd. ("Zamora")

            As a result of the termination of the Hotel Management Agreements in November (See Note 3), FEC assumed any and all financial obligations with respect to the employment of the President, Michaelsen, of the Company's hotel management subsidiary, DHRI. After a thorough independent review of Michaelsen's performance by FEC including an extensive investigation into allegations regarding Michaelsen's operating decisions, Michaelsen's employment was officially terminated in April 1999. In April 1999, Michaelsen filed a claim against CCA for a lump sum payment of approximately $240,000 for past and future services under his employment and consulting agreements and requested an arbitration hearing with the American Arbitration Association.

                           CCA COMPANIES INCORPORATED

NOTE 9 - COMMITMENTS AND CONTINGENCIES (Continued)

            The Company obtained a temporary restraining order staying the arbitration and petitioned the New York Supreme Court for a permanent stay of the hearing. It was the Company's contention that there was no arbitration agreement between Michaelsen and CCA. On March 31, 2000, the Court granted the Company's petition to permanently stay the arbitration. Subsequent to the order of stay, Michaelsen's Company, Zamora, filed a claim against Dorsett for $80,000 in a new arbitration claim. The Company's counsel believes that there are valid defenses to Michaelsen's claims.

            Finally, if an adverse decision is rendered, it is the Company's position that any award granted to Michaelsen will be the responsibility of FEC under the terms of the November 1998 termination agreement. For this reason, the Company is currently holding 250,000 shares that were issued but never delivered to FEC pursuant to the November 1998 termination agreement until such time as this matter is settled.

            No provision has been made in the accounts regarding Michaelsen's demands.

            Fox Haven Capital Corporation and United Resources Partners (collectively "Fox Haven")

            During 1998 the Company utilized unsuccessfully the services of Fox Haven to secure financing.

            In August of 1999, Fox Haven filed a Demand for Arbitration before the American Arbitration Association demanding a payment of $250,000 from the Company as liquidated damages fee. Fox Haven alleged that the Company breached the letter of agreement by failing to secure adequate collateral for the proposed loan according to the terms of the letter agreement. The Company has denied all material allegations of the claim and has filed counterclaims of $250,000 and is seeking to recover the $25,000 commitment fee paid to Fox Haven alleging Fox Haven breached its obligations to the Company by misrepresenting its abilities to secure of capital financing.

            The legal advisers of the Company are of the opinion that Fox Haven's claims against the Company have no merit. According to Counsel, the Company made a good faith effort to comply with all the provisions of the letter agreement including the procurement of proper collateral, which was unreasonably rejected. In addition, the commitment letter provides that if the loan does not close because the lender does not approve the collateral, the Company has no liability.

            The parties have chosen an arbitrator in this action, and are presently exchanging documents and related discovery. The arbitration hearings are expected to commence in the spring of 2000. Consequentially the Company has made no provision in the financial statements based on the uncertainty of the outcome of this arbitration.

                           CCA COMPANIES INCORPORATED

NOTE 10 - STOCK OPTIONS AND WARRANTS

            The Company applies APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for employee stock options. Under APB Opinion 25, because the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation cost is recognized.

            Options that have been granted are exercisable either one-third annually at each anniversary date from the date of grant or they are exercisable immediately. In addition, they have maximum terms of not more than four years and they are not transferable.

            The Company estimates the fair value of each stock option or warrant at the grant date by using the Black-Scholes option-pricing model.

            Plan Options

            The Company's 1996 Stock Option Plan (the "Plan") was adopted in November 1996, and amended in December 1996, April 1997 and December 1997. The Plan provides for adjustments in the number and type of shares covered by the Plan and options granted thereunder in the event of any reorganization, merger, re-capitalization or certain other transactions involving the Company. Under the Plan, which authorizes the granting of incentive stock options or non-incentive stock options the maximum number of shares of common stock for which options may be granted is 5,000,000 shares. As of June 30, 1999, 2,172,500 options to purchase shares of common stock had been granted under the Plan. The Company has set aside 2,827,500 shares of common stock for future options that may be granted under the Plan.

            The Company granted a total of 500,000 options in 1999 to non-employee directors that vested immediately and 350,000 options in 1998 and 550,000 options in 1997 to non-employee directors, one-third of which vested annually at each anniversary date from the date of grant. All options issued to non-employee directors are exercisable at $1.50 and expire four years after their issuance. The Company has recorded a charge to operations with a corresponding credit to additional paid-in capital for the issuance of the options in the amounts of $233,000 in 1999, $386,000 in 1998 and $700,000 in
            1997. Additionally in September 1998, the Company's Board of Directors agreed to reprice the exercise price of 1,567,500 stock options previously granted to directors, officers and employees at prices ranging from $5.00 to $6.50, to $1.50. The Company recorded an additional charge to operation of approximately $335,000 on 900,000 options previously granted to the directors and approximately $90,000 on 237,500 options previously granted to consultants during the 1998 and 1997 fiscal years for the repricing.

                           CCA COMPANIES INCORPORATED

NOTE 10 - STOCK OPTIONS AND WARRANTS (Continued)

            The Company granted a total of 1,130,000 options in 1999 to employees that vested immediately and 215,000 options in 1998 and 125,000 options in 1997 employees one-third of which vested annually at each anniversary date from the date of grant. The employee options are exercisable at $1.50 per share.

            Non Plan Options

            In addition to the options granted under the plan, the Company has issued an additional 1,890,119 non plan options.

            The Company granted 352,500 options during the fiscal year 1998 and 660,000 options for the ten month period ended June 30, 1997 to lawyers and consultants for services rendered or to be rendered. Exercise prices for these options ranged from $5.00 to $6.50 per share. These options expire four years after their issuance. The Company has recorded a charge to consulting fees with a corresponding credit to additional paid in capital for the issuance of these options in the amount of $386,000 in 1998 and $513,000 in 1997. No options were issued to lawyers or consultants during the fiscal year 1999.

            The Company issued 500,000 options to investors at the time of private placements done by the Company during the ten-month period ended June 30, 1997. The exercise price for these options was $2.00 and they expire in April 2001. During the year ended June 30, 1998, 7,881 options out of the 500,000 options issued were exercised.

            The Company also repriced 35,000 options issued to a consultant from $5.00 to $1.50 and the exercise date was extended from August 1998 to August 1999.

            FASB Statement 123, "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net income (loss) and net income (loss) per share as if compensation cost for the Company's employee stock options had been determined in accordance with the fair value based method prescribed in FASB Statement 123.

            The Company utilized the following weighted-average assumptions to determine fair value:


                                                    Year Ended June 30,          Period Ended
                                               ----------------------------        June 30,
                                                   1999             1998             1997
                                               ------------     ------------     ------------
            Risk free interest rate                  6%               6%               7%
            Expected life                         4 years        3 - 4 years        4 years
            Expected volatility                     0.5              0.5              0.3
            Dividend yield                          0.0              0.0              0.0

                           CCA COMPANIES INCORPORATED

NOTE 10 - STOCK OPTIONS AND WARRANTS (Continued)

            Under the accounting provisions of FASB Statement 123, the Company's pro forma net loss and loss per share would have been as follows:

                                                                Year Ended June 30,                 Period Ended
                                                       --------------------------------------          June 30,
                                                              1999                 1998                  1997
                                                       ----------------      ----------------      ----------------
              Net loss:
                As reported                            $     (4,592,090)     $    (12,543,072)     $     (8,562,067)
                                                       ================      ================      ================

                Pro forma                              $     (5,149,789)     $    (12,770,747)     $     (8,599,459)
                                                       ================      ================      ================

              Net loss per common
               share basic and diluted:
                As reported                                       (0.36)                (1.37)                (1.83)
                Pro forma                                         (0.41)                (1.39)                (1.84)


            A summary of the status of the Company's fixed stock option plan and non plan options as of June 30, 1999, 1998 and 1997 and changes during the years and period then ended is presented below:

                                             June 30, 1999               June 30, 1998               June 30, 1997
                                      ---------------------------  --------------------------  --------------------------

                                                       Weighted                    Weighted                     Weighted
                                                       Average                     Average                      Average
                                                       Exercise                    Exercise                     Exercise
                                          Shares         Price        Shares         Price        Shares          Price
                                      --------------  -----------  --------------  ----------- --------------  -----------

              Outstanding at
               beginning of period         3,169,619  $      4.72       1,970,000  $      4.02        135,000  $      1.67
              Granted                      1,630,000         1.50       1,217,500         5.85      1,835,000         4.18
              Exercised                       (7,000)        0.50          (7,881)        2.00             -            -
              Forfeited                     (730,000)        4.22         (10,000)        2.00             -            -
                                      --------------  -----------  --------------  ----------- --------------  -----------

              Outstanding at end of
               period                      4,062,619  $      1.99       3,169,619  $      4.72      1,970,000  $      4.02
                                      ==============  ===========  ==============  =========== ==============  ===========

              Options exercisable at

               end of period               3,824,287  $      2.03       1,803,333  $      4.18      1,408,333  $      3.92
                                      ==============  ===========  ==============  =========== ==============  ===========

              Weighted-average fair
               value of options
               granted during the
               period                                 $      0.49                  $      2.08                 $      3.75
                                                      ===========                  ===========                 ===========

                           CCA COMPANIES INCORPORATED

NOTE 10 - STOCK OPTIONS AND WARRANTS (Continued)

            The following table presents information relating to stock options outstanding at June 30, 1999:

                                                  Options Outstanding                          Options Exercisable
                                     -----------------------------------------------    --------------------------------
                                                         Weighted                                             Weighted
                                                          Average        Average                               Average
                   Exercise                              Exercise       Remaining                             Exercise
                     Price               Shares            Price      Life in Years         Shares              Price
                 ------------        -------------      -----------  ---------------    ------------        ------------

                     $0.50                 118,000       $    0.50           0.86            109,667          $   0.50
                     $1.50               2,927,500            1.50           2.68          2,697,501              1.50
                     $2.00                 492,119            2.00           1.83            492,119              2.00
                     $5.00                 500,000            5.00           1.73            500,000              5.00
                     $6.50                  25,000            6.50           2.83             25,000              6.50
                                     -------------       ---------       --------       ------------          --------

                                         4,062,619       $    1.99           2.40          3,824,287          $   2.03
                                     =============       =========       ========       ============          ========


            Warrants

            At June 30, 1999, the Company had warrants amounting to 3,819,012 outstanding. No warrants have been exercised. All warrants were exercisable on the day of grant. At August 15, 1999, 150,000 warrants issued to a director have expired.

            During the year ended June 30, 1999 the Company issued to two consultants three-year warrants to purchase 50,000 shares each of the Company's common stock at $1.00 per share. For the year ended June 30, 1998, the Company issued to one consultant four-year warrants to purchase 100,000 shares of the Company's common stock at $6.50 per share. The 1999 warrants were valued at $50,000 and the 1998 warrants were valued at $272,500. The Company's operations were charged for the value of all warrants issued to consultants for services at the time of issuance.

            In August 1996, the Company issued three-year warrants to directors and a consultant for services to purchase 325,000 shares of the Company's common stock at $5.00 per share. The warrants were valued at $457,201 and were charged to operations for the period ended August 31, 1996. The warrants exercise price was changed to $1.50 per share in September 1998. The Company recorded an additional charge to operations of approximately $125,000 on the warrants previously granted to directors and the consultant for the repricing. Subsequent to the year end 150,000 warrants out of the 325,000 warrants issued have expired.

            The Company borrowed $1,000,000 in June 1997 and simultaneously issued warrants to purchase 550,000 shares of common stock at $2.00 per share to the creditor and an affiliate. The warrants were valued at approximately $2,040,000 and were charged to expense. At the time the warrants were issued, 20,000 shares of previously issued common stock were surrendered to the Company.

                           CCA COMPANIES INCORPORATED

NOTE 10 - STOCK OPTIONS AND WARRANTS (Continued)

            The Company issued 1,308,334 warrants with exercise prices of $1.00 to $2.00 during the fiscal year ending 1999, 715,678 warrants with an exercise price of $5.14 during the fiscal year ending 1998 and 220,000 warrants with an exercise price of $8.25 for the ten month period ending June 30, 1997 at the time of its public offering and private placement.

            In June 1997, the Company issued warrants to consultants for services to purchase 350,000 shares of common stock at $5.75 per share. The warrants were valued at approximately $705,000 and were charged to operations for the ten month period ended June 30, 1997.

            In June 1999, the Company issued to a consultant for services relating to the Sakhalin Project warrants to purchase 150,000 shares of common stock at $1.00 per share. The warrants are valued at $25,000 and are recorded as capitalized finance costs.

            Common Stock Set Aside

            Currently, the Company has reserved 7,881,631 shares of common stock for exercise of options and warrants.

NOTE 11 - STOCKHOLDERS' EQUITY

            In December 1997, at a special meeting of the stockholders, an amendment to the Company's Certificate of Incorporation was approved increasing the number of common shares authorized from 30,000,000 shares to 50,000,000 shares and increasing the number of preferred shares authorized from 5,000 shares to 5,000,000 shares.

            At the time of the organization of the Company, 1,666,667 shares of common stock were subscribed to by Conserver Investments, S.A. ("Conserver"). In November 1996 the Company, in a series of negotiated transactions, repurchased 1,366,667 shares of the Conserver common stock for an aggregate sum of $1,800,000. As part of the transaction, Conserver agreed to transfer the remaining 300,000 shares of common stock directly to two persons the Company designated neither of whom were affiliated with the Company, Conserver or any of their directors, officers or employees.

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

                           CCA COMPANIES INCORPORATED

NOTE 12 - BUSINESS SEGMENT INFORMATION

            The Company ceased operations of its food preservation and hotel management business segments during the year ended June 30, 1999. Accordingly, at June 30, 1999, the Company's only line of business relates to its casino operations in Suriname and the Russian Federation.

            For the year ended June 30, 1998, the Company's operations have been classified into three business segments: Food preservation, Hotel management and Casino operations.

            Food preservation includes the development, selling and marketing of the product. The hotel management includes the management and exclusive operations of certain hotels. Casino operations include the development and management of certain casinos.

            Operating loss by segment is total operating revenues less expenses deemed to be related to the segment's operating revenue. Identifiable assets by segment are those assets that are used in the operation of that unit. Corporate assets consist principally of cash and equivalents, prepaid expenses and leasehold improvements related to the corporate unit.

            Summarized financial information by business segment for the year ended June 30, 1998 is as follows:

                                                    Continuing               Discontinued
                                                    Operations                Operations
                                                ------------------        ------------------
              Revenues by Segment:
                Food preservation                               -         $            9,900
                Hotel management                                -                    639,700
                Casino                                          -                         -
                Corporate                                       -                         -
                                                ------------------        ------------------

              Total Revenues                                    -         $          649,600
                                                ==================        ==================

                           CCA COMPANIES INCORPORATED

NOTE 12 - BUSINESS SEGMENT INFORMATION (Continued)

                                                    Continuing               Discontinued
                                                    Operations                Operations
                                                ------------------        ------------------
              Operating Loss by Segment:
                Food preservation               $               -         $        2,878,800
                Hotel management                                -                  5,558,500
                Casino                                   1,374,900                        -
                Corporate                                2,944,700                        -
                                                ------------------        ------------------

              Total Operating Loss              $        4,319,600        $        8,437,300
                                                ==================        ==================

              Depreciation and:
                Amortization by Segment
                Food preservation               $               -         $               -
                Hotel management                                -                    105,000
                Casino                                     240,200                        -
                Corporate                                   32,800                        -
                                                ------------------        ------------------

              Total Depreciation
                and Amortization                $          273,000        $          105,000
                                                ==================        ==================

              Capital Additions by Segment:
                Food preservation               $               -         $               -
                Hotel management                                -                  2,734,900
                Casino                                   5,111,100                        -
                Corporate                                   86,800                        -
                                                ------------------        ------------------

              Total Capital Additions           $        5,197,900        $        2,734,900
                                                ==================        ==================


              Identifiable Assets
                by Segment:
                Food preservation               $               -         $               -
                Hotel management                                                   9,274,400
                Casino                                  45,112,500                        -
                Corporate                                       -                         -
                Eliminations                           (25,435,600)               (6,573,000)
                                                ------------------        ------------------

              Total Assets                      $       21,255,800        $        2,701,400
                                                ==================        ==================

                           CCA COMPANIES INCORPORATED

NOTE 12 - BUSINESS SEGMENT INFORMATION (Continued)

            The Company's main operations are located in the following foreign geographic regions: Cyprus, Russian Federation, Suriname and Budapest.

            At June 30, 1998, Identifiable assets by geographical region are as follows:

                                                    Continuing               Discontinued
                                                    Operations                Operations
                                                ------------------        ------------------
              Russian Federation                $       16,033,589        $               -
              Suriname                                   2,877,204                        -
              Other (net of eliminations)                       -                  2,701,400
                                                ------------------        ------------------

                                                $       23,957,200        $        2,701,400
                                                ==================        ==================



NOTE 13 - PROVISIONS FOR VALUATION ALLOWANCES AND ASSETS WRITTEN OFF

            Allowances for Loans Receivables during the years ended June 30, 1999, 1998 and for the ten month period ended June 30, 1997 are as follows:

                                                          Year Ended June 30,                Ten Month Period
                                                -------------------------------------         Ended June 30,
                                                      1999                  1998                   1997
                                                ----------------      ---------------        ----------------

              Beginning balance                 $      2,620,830      $     1,000,000        $             -
              Provision                                  608,311            1,620,830               1,000,000
              Write-offs                              (3,229,141)                  -                       -
                                                ----------------      ---------------        ----------------

              Ending balance                    $             -       $     2,620,830        $      1,000,000
                                                ================      ===============        ================


            At June 30, 1997, the Company wrote off inventory of $355,800 relating to its food technology business.(See Note 2)

            At June 30, 1998, based on the termination of the Hotel Management Agreements, the carrying value of the management contracts, trade names and a deposit on assets to be acquired was reduced to fair value and the Company recorded a charge of $4,200,000. (See Note 2)

                           CCA COMPANIES INCORPORATED

NOTE 14 - SUBSEQUENT EVENTS

            In July and August 1999, the Company received $125,000 from two investors for the purchase of 166,667 shares of the Company's common stock at market value ($0.75 per share). In addition, the Company agreed to issue warrants to purchase 83,334 shares of the Company's common stock, at $1.00 per share to these investors. Once issued, the warrants are exercisable immediately and will expire in two to three years from the issuance date.

            In October 1999, the Company obtained financing through a Convertible Note of $350,000 from Danville Investments Pty. Ltd., Australia ("Danville"). The loan is subject to interest at the rate of 15% per annum, payable in full at the maturity of the loan in April 2000. The Company is obligated to deposit on a monthly basis no less than $30,000 in a separate bank account towards payment of the loan. In addition, the Company has also issued to Danville warrants to purchase 700,000 shares of the Company's common stock at $0.25 per share. The warrants will expire in three years from the grant date. Danville, during the term of the Note or until the full amount of the loan has been repaid, has the option to convert the outstanding principal plus the then accrued interest due on the loan into shares of common stock of the Company. Such conversion shall be at a price equal to the five-day average market closing price ending on the day prior to the day of conversion. The Company pledged all principal payments, interest and management fees due to the Company from Suriname Leisure Company as security against the loan. Danville in December 1999 exercised its option to convert the principal of the loan plus accrued interest of $10,500 into 1,481,060 shares of the Company's stock based on the five day average stock price of $0.132 per share.

            In November 1999, the Securities of the Company were delisted from The NASDAQ Small Cap Market. The delisting occurred due to the Company's failure to comply with certain NASDAQ Marketplace Rules relating to the bid price and filing requirements. The NASDAQ was of the opinion that the Company failed to present a definitive plan which would enable it to attain compliance within a reasonable period of time and then to sustain the compliance. The panel also determined that it was unable to evaluate the true extent of the Company's compliance with NASDAQ's continued listing standards in the absence of accurate, complete and publicly filed audited financial statements.

            In November 1999, the Company, at its annual meeting of the stockholders, granted the Board of Directors the authority to effect a 1 for 10 reverse split of its common stock on or before March 28, 2000. The Board elected not to exercise its authority to effect the reverse split and the expiration date for the action passed.

                           CCA COMPANIES INCORPORATED

NOTE 14 - SUBSEQUENT EVENTS (Continued)

            In December 1999, the Company's Board of Directors agreed to reprice the exercise price of 2,095,000 options and warrants previously granted to current directors and executive officers from $1.50 to $0.25 per share. Additionally, the Board of Directors also approved the issuance of 1,000,000 options to acquire shares of common stock of the Company at a price of $0.25 per share to Tilden Park Ltd., a nominee of Dempster, the CEO, president and a Director of the Company. These options expire four years from the grant date.

            In December 1999, the Company issued warrants to an investor and past underwriter for the Company to acquire 450,000 shares of common stock for past services rendered at a price of $0.50 per share.

            In January 2000, the Company's Board of Directors agreed to issue 150,000 shares of the Company's common stock at $0.13 per share to one of its legal counsel for services rendered to the Company. The Board of Directors also agreed to re-price the exercise price of 212,500 options previously granted to two of the Company's legal counsel from $1.50 to $0.25 per share and approved the issuance of additional warrants to acquire 225,000 shares of common stock of the Company at a price of $0.25 per share.

            In January 2000, the Company borrowed $300,000 from Stanton & Associates ("Stanton"), a entity controlled by one of the Company's Directors. Interest on the loan shall be calculated at the Wall Street Journal prime rate, payable on a monthly basis. The terms of the promissory note require that the Company repay the loan in four monthly installments of $15,000 commencing February 2000, seven monthly installments of $30,000 commencing June 2000, and a final payment of $30,000 on or before December 31, 2000. The Company has granted Stanton a security interest, subordinated to Danville's interests, in all principal payments, interest and management fees due to the Company from Suriname Leisure Company. In addition, the Company has also issued Stanton warrants to purchase 500,000 shares of the Company's common stock, at $0.25 per share. The warrants will expire in four years from the grant date.

            In March 2000, the Company borrowed $150,000 from Galileo Capital LLC ("Galileo") utilizing convertible debt. The loan is subject to interest at the rate of 10% per annum, payable in full at the maturity of the loan in October 2000. The Company is required to pay six equal monthly installments of $25,000 commencing May 2000. During the term of the loan, Galileo has the option to convert the outstanding principal plus any accrued interest due on the loan into shares of the common stock of the Company. The conversion price is $0.25 per share. If Galileo exercises the conversion option, it will receive one warrant, exercisable at $0.25 per share, for every four shares of common stock it acquires. Any warrants issued on conversion of the loan as described above will terminate two years from the date of issuance or the date the underlying shares are registered, which ever is later. As additional consideration for the loan, the Company issued 150,000 warrants to Galileo to purchase shares of the Company's common stock. The warrants are exercisable at $0.25 per share and expire in two years from the date that underlying shares are registered.