Form 10-Q
period 1999-09-30
CCA COMPANIES INC
filed 2000-05-30
CIK 1026671

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                  -------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from __________ to __________

                           Commission File No. 0-22191

                           CCA COMPANIES INCORPORATED

 -----------------------------------------------------------------------------
                           (Exact Name of Registrant)

         Delaware                                             65-0675901
  ---------------------------------                     -----------------------
  (State or Other Jurisdiction of                           (I.R.S. Employer
    Incorporation or Organization)                       Identification Number)

                             9130 S. Dadeland Blvd.
                                   Suite 1602
                                 Miami, FL 33156
                -----------------------------------------------
                    (Address of Principal Executive Offices)

                                 (305) 670-3838
                ------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

                                       N/A
                                 ------------
              (Former Name, Former Address and Former Fiscal Year,
                          if changed Since Last Report)

         Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes [ X ]                    No. [ ]

         State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date.

                Class                            Outstanding at May 24, 2000
               ------                            ---------------------------
       Common Stock, $.001 par value                  16,326,666 shares

                           CCA COMPANIES INCORPORATED

                               INDEX TO FORM 10-Q

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 1999
         and September 30, 1999 (unaudited)...................................1

Condensed Consolidated Statements of Operations for the Three
         Months ended September 30, 1999 (unaudited),
         the Three Months ended September 30, 1998 (unaudited)................2

Condensed Consolidated Statements of Cash Flows for the Three
         Months ended September 30, 1999
         (unaudited) and for the Three Months ended
         September 30, 1998 (unaudited).......................................3

Notes to Condensed Consolidated Financial Statements..........................4

Item 2.       Management's Discussion and Analysis of
              Financial Conditions and Results of Operations..................9

PART II. OTHER INFORMATION

Item 2.       Changes in Securities and Use of Proceeds......................14

Item 3.       Quantitative and Qualitative Disclosure about Market Risk......14

Item 6.       Exhibits and Reports on Form 8-K...............................14

SIGNATURES...................................................................15

                          PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements

                           CCA COMPANIES INCORPORATED

                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                June 30,             September 30,
                                                                  1999                   1999
                                                           -----------------      ------------------
                                                                                    (Unaudited)

ASSETS
------
CURRENT ASSETS:

Cash and cash equivalents                                        $  425,662              $  298,052
Prepaid and other current assets                                    183,262                 185,216
                                                           ----------------       -----------------
     Total current assets                                           608,924                 483,268

Construction in progress                                          5,251,396               5,251,836
Excess cost over fair value of assets acquired, net              10,014,967               9,927,099
Property, equipment and leasehold improvements, net               6,131,139               5,985,890
Other assets                                                        632,664                 675,664
                                                           ----------------       -----------------

     TOTAL                                                    $  22,639,090            $ 22,323,757
                                                           ================       =================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:

Accounts payable and accrued expenses                           $ 1,423,923             $ 1,447,403
Notes and loans payable - current                                   500,000                  25,000
Net liabilities from discontinued operations                        203,273                 119,850
                                                           ----------------       -----------------
    Total current liabilities                                     2,127,196               1,592,253
                                                           ----------------       -----------------
Notes payable - long term                                           600,000                 600,000
                                                           ----------------       -----------------
Minority interest in consolidated subsidiary                         89,278                 308,820
                                                           ----------------       -----------------
Commitments and contingencies

STOCKHOLDERS' EQUITY:

Preferred stock, par value $.01, 5,000,000 shares
   authorized, no shares issued and outstanding
Common stock, par value $.001; 50,000,000 shares
   authorized; 14,014,939 and 14,181,606 shares issued and
   outstanding at June 30, 1999 and September 30, 1999,
   respectively                                                      14,015                  14,182
Additional paid-in capital                                       46,892,901              47,017,733
Accumulated deficit                                            (27,084,300)            (27,209,231)
                                                          -----------------      ------------------
     Total stockholders' equity                                  19,822,616              19,822,684
                                                          -----------------      ------------------

     TOTAL                                                      $22,639,090             $22,323,757
                                                          =================      ==================


See notes to condensed consolidated financial statements.

                           CCA COMPANIES INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                            For the Three         For the Three
                                                                               Months                Months
                                                                                Ended                 Ended
                                                                            September 30,          September 30,
                                                                                1998                  1999
                                                                          ----------------      -----------------

REVENUES                                                                         $ 422,668          $  1,698,063

OPERATING EXPENSES:

Marketing, General and administrative                                            1,961,915             1,439,983
Compensation charges in connection with
    issuance of options and warrants                                               750,000
                                                                          ----------------      ----------------

    Total operating expenses                                                     2,711,915             1,439,983
                                                                          ----------------      ----------------
INCOME (LOSS) FROM OPERATIONS                                                  (2,289,247)               258,080

OTHER INCOME (EXPENSE):

Interest income                                                                      6,595                   480
Interest expense                                                                  (15,213)              (75,449)
                                                                          ----------------      ----------------
    Total other income (expense)                                                   (8,618)              (74,969)
                                                                          ----------------      ----------------

INCOME (LOSS) FROM CONTINUED OPERATIONS
    BEFORE MINORITY INTEREST                                                   (2,297,865)               183,111

Minority Interest                                                                                      (219,542)
                                                                          ----------------      ----------------
LOSS FROM CONTINUED OPERATIONS                                                 (2,297,865)              (36,431)

Loss from discontinued operations                                                 (58,996)              (88,500)
                                                                          ----------------      ----------------
NET LOSS                                                                      $(2,356,861)           $ (124,931)
                                                                          ================      ================

NET LOSS PER SHARE OF COMMON STOCK:
    Loss from continuing operations                                             $   (0.18)           $   (0.003)
    Loss from discontinued operations                                               (0.01)               (0.006)
                                                                          ----------------      ----------------
                                                                         $          (0.19)           $   (0.009)
                                                                          ================      ================


WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES AND COMMON SHARE
    EQUIVALENTS OUTSTANDING                                                    12,117,715            14,133,055
                                                                          ===============       ================



See notes to condensed consolidated financial statements.

                           CCA COMPANIES INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)




                                                                             For the Three          For the Three
                                                                                 Months                 Months
                                                                                 Ended             Ended September
                                                                             September 30,             30, 1999
                                                                                  1998
                                                                           -------------------    -------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                                   $  (2,356,861)         $    (124,931)
Adjustments:
  Loss from discontinued operations                                               58,996                 88,500
  Compensation expense in connection with issuance of stock options
    and Warrants                                                                 750,000
  Depreciation and amortization                                                  155,342                274,542
  Legal services provided by shareholder without charge                           32,987
  Minority interest                                                                                     219,542
  Changes in current assets and current liabilities:
     Prepaid expenses and other current assets                                   160,931                 (1,954)
     Accounts payable and accrued expenses                                       573,510                 23,481
                                                                           --------------         -------------
    Net cash provided (used) by continuing operations                           (625,095)               479,180

    Net cash provided (used) by discontinued operations                          111,813               (121,924)
                                                                           --------------         -------------
                                                                                 513,282                357,256
                                                                           --------------         -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, equipment and leasehold improvements                                (3,088,737)               (41,424)
Deposits on assets applied to purchase                                           422,015
Funds used for acquisitions and development                                     (543,624)               (73,342)
Cash funds acquired from acquisition                                             264,818
                                                                           --------------         -------------
Net cash (used) by investing activities                                       (2,945,528)              (114,766)
                                                                           --------------         -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock                                               500,000                125,000
Construction services provided for common stock                                  200,250
Proceeds from notes payable                                                      650,000                 50,000
Proceeds from loans made on discontinued operations                            1,000,000
Repayments of notes payable                                                                            (545,100)
                                                                           -------------          -------------
Net cash provided (used) by financing activities                               2,350,250               (370,100)
                                                                           --------------         -------------

NET (DECREASE) IN CASH
    AND CASH EQUIVALENTS                                                      (1,108,560)              (127,610)

CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD                                                        1,593,083                425,662
                                                                           --------------         -------------

CASH AND CASH EQUIVALENTS,
    END OF PERIOD                                                             $  484,523             $  298,052
                                                                           =============          =============


See notes to condensed consolidated financial statements.

                           CCA COMPANIES INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

(Note A) Basis of Presentation and the Company:

      CCA Companies Incorporated was incorporated on March 6, 1996 and has adopted a fiscal year ending June 30.

     The accompanying unaudited condensed consolidated financial statements include the accounts of CCA, its subsidiaries and joint venture (collectively, the "Company"). Intercompany transactions and balances have been eliminated in consolidation. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three-month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for any interim period or the year ending June 30, 2000.

         The balance sheet at June 30, 1999 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the audited financial statements and footnotes thereto included in the Form 10-K for the year ended June 30, 1999 filed by the Company.

         The subsidiaries Sakhalin General Trading and Investments Ltd. ("SGTI"), Sakhalin City Center Ltd. ("SCC"), Dorsett Hotel & Resorts International ("Dorsett"), Suriname Leisure Company A.V.V. ("SLC") and Roulette Kft. ("Roulette") (majority shareholding disposed off on December 28, 1998) are based and operating in Cyprus, Russian Federation, Malaysia, Suriname and Hungary respectively. The statutory currencies in the countries of incorporation are respectively the Cyprus Pound, the Russian Ruble, the Malaysian Ringgit, the Suriname Guilder and the Hungarian Forint. The reporting currency is the U.S. Dollar.


(Note B) The Company:

         CCA Companies Incorporated was incorporated under the laws of the State of Delaware on March 6, 1996 as Conserver Corporation of America and changed its name on December 2, 1997. The current active business of CCA Companies Incorporated (with its subsidiaries) is the (i) operation and 50% ownership of a gaming casino in Suriname and (ii) pursuing the development of a casino and hotel project in Sakhalin in the Russian Federation.

 (Note C) Summary of Significant Accounting Policies:

         [1]  Principles of consolidation

         The accompanying consolidated financial statements include the accounts of CCA and its subsidiaries (collectively, the "Company"). Accounts of Roulette have been consolidated from the date of acquisition, September 1, 1998, to the date on which CCA disposed of its majority interest, December 28, 1998. Inter-company transactions and balances have been eliminated in consolidation.

         SCC is currently generating losses. Accordingly, the minority interest held is not reflected in the financial statements. The minority shareholders are not obligated to fund SCC's losses.

         [2]  Use of Estimates in the Preparation of Financial Statements

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

         [3]  Impairment of Long-Lived Assets

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

         [4]  Foreign currency translation

         The functional currency for the Company's subsidiaries, SGTI and SLC, is the United States dollar. All assets and liabilities, materially all contracts, transactions and normal business activities have been transacted, conducted, negotiated and recorded in U.S. dollars. It is the Company's position that the operations of the Company are not integrally connected to the economies of Cyprus and Suriname.

         Pursuant to Financial Accounting Standards Board Statement No. 52, "Foreign Currency Translation" (FAS 52), the Company's Russian subsidiary is situated in a highly inflationary economy. Accordingly, the Company's Russian subsidiary's functional currency will be the U.S. dollar.

         The financial statements for the Company's subsidiaries outside the U.S. have been translated to U.S. Dollars using a methodology consistent with Statement of Financial Accounting Standards (SFAS) No. 52, Foreign Currency Translation. Assets and liabilities are translated to United States Dollars at the rates prevailing on the balance sheet dates and the statements of operations have been translated from the functional currencies to U.S. Dollars using average exchange rates for the applicable years.

         [5]  Property, Equipment and Leasehold Improvements

         Property and equipment is recorded at cost. Depreciation and amortization is computed by the straight line method based on the estimated useful lives (3-5 years) of the related assets. Leasehold improvements are amortized over the shorter of the life of the asset or the lease.

         [6]  Excess Cost over Fair Value of Assets Acquired

         The excess of cost over net fair value of assets acquired of Sakhalin General Trading & Investments, Limited ("SGTI") are amortized on a straight-line basis, over the estimated future periods to be benefited (30 years). On an annual basis, the Company reviews the recoverability of the excess cost over the fair value of assets acquired.

         [7]  Income Taxes

         For the purpose of these financial statements the Company has adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," for all periods presented. Under the asset and liability method of SFAS 109, deferred taxes are recognized for differences between financial statement and income tax bases of assets and liabilities.

         [8]  Earnings Per Share

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

          [9]  Stock Based Compensation

         In October 1995, FASB issued SFAS No. 123, "Accounting for Stock Based Compensation." SFAS No. 123 establishes a fair value method for accounting for stock-based compensation plans either through recognition or disclosure. The Company did not adopt the fair value based method for employees but instead discloses the pro forma effects of the calculation required by the statement.

         [10]  New Accounting Standards

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

(Note D)  SLC income taxes and import duties:

     SLC has requested that the Government of Suriname grant it certain concessions regarding the imposition of taxes and import duties. The Company's Suriname legal counsel has advised it that based on the Suriname Investment Act, SLC is entitled to the following exemptions.

o Temporary exemption from income for new undertakings -profits from new undertakings are exempt from tax during the first six years of operations subject to a maximum profit of twice the amount invested in the new undertaking.

o Free depreciation of the first investments for new undertakings - this facility provides that assets which represent the first investment for new undertakings may be depreciated without restriction. Accordingly, such assets can be depreciated when and in a fashion, accelerated basis or otherwise, in order to offset its profits each year up to the full amount of the assets that have been initially invested.

o Temporary exemption from import duties for new undertakings and business expansions - this facility provides full or partial exemption from import duties on operating assets which will be used in the operations of the new undertakings and also materials and goods used to generate such operating assets.

     Accordingly, no provision for income tax or import duties has been made with regard to the activities conducted by SLC.

(Note E)  Commitments and contingencies:

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

         In August of 1999, Fox Haven Capital Corporation and United Resources Partners (Collectively "Fox Haven") filed a Demand for Arbitration before the American Arbitration Association ("AAA") demanding a payment of $250,000 from the Company as liquidated damage fee. Fox Haven alleges that the Company breached the letter of agreement by failing to secure adequate collateral for the proposed loan according to the terms of the letter agreement thus invoking a provision in the loan commitment letter entitling Fox Haven to such an amount. The Company has denied all material allegations of the claim and has filed counterclaims of $250,000 alleging that it was never in breach of the agreement and in fact it was Fox Haven that breached its obligations to the Company by refusing to provide, without good cause, $5 million of capital financing to the Company and by misrepresenting Fox Haven's ability to make such loan. Among the damages sought by the Company is the return of a $25,000 commitment fee paid to Fox Haven and compensation for payments made to third parties in connection with the proposed loan.

The legal advisers of the Company are of the opinion that Fox Havens claim's against the Company have no merits, since it appears that the Company made a good faith effort to comply with all the provisions of the letter agreement including the procurement of proper collateral which was unreasonably rejected by Fox Haven. In addition the, commitment letter provides that if the loan does not close because the lender does not approve the collateral, the Company has no liability and is entitled to return of its commitment fee. The parties have chosen an arbitrator in this action, and are presently exchanging documents and related discovery. The arbitration hearings are expected to commence in the July 2000. Consequentially the Company has not made any provisions in the financial statements based on the uncertainty of the outcome of this arbitration.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion and analysis of significant factors affecting the Company's operating results and liquidity and capital resources should be read in conjunction with the accompanying financial statement and related notes.

Overview

         CCA Companies Incorporated was incorporated under the laws of the State of Delaware on March 6, 1996 as Conserver Corporation of America and changed its name on December 2, 1997. The active business of CCA Companies Incorporated (with its subsidiaries, the "Company") now is the operation of a 50% owned gaming casino in Suriname and the development of a casino and hotel project in Sakhalin in the Russian Federation.

     The Company's original principal business was food preservation technology. The Company continued making attempts to exploit that business through November 1999 at which time the Company's Board of Directors determined that it would discontinue all activities and efforts with respect to the food business since the Company could not effectively develop a sufficient market for its food preservation technology. Additionally, on November 4, 1998, the Company reached a settlement agreement terminating all of its hotel operating contracts and consequently, as of such date had no active hotel management operating business. Accordingly, the Company has currently and retroactively reported all activities related to its food division and hotel management operations as gains or losses from discontinued operations.

     The Company began operations of its Suriname casino in October 1998 in temporary quarters in the hotel where the Company's joint venture completed and opened its permanent casino facility on March 31, 1999. The Company, with its joint venture partner, provided the funds to build the permanent facility. The Company's Suriname casino occupies two leased floors, totaling about 20,000 square feet, in the Plaza Hotel, which is a downtown hotel in the capital city. The casino has 20 gaming tables, 161 slot machines and a 50-seat restaurant.

     In 1997, the Company began pursuing a gaming opportunity in Asia and is currently in the planning and development stage, subject to financing, of a year round hotel/casino resort on Sakhalin Island (the "Sakhalin Project"). Sakhalin Island is a Russian territory located just north of Japan. This new hotel/casino will be easily accessible for gaming activities from Japan, China, Korea, and the Russian mainland. The Company's subsidiary, Sakhalin City Centre Limited ("SCC"), intends to develop a 450-room hotel/casino complex on a ten-acre site in the center of the city of Yuzhno-Sakhalinsk with further development proposed at a nearby ski mountain. It is anticipated that the related casino will initially have 70 tables and 350 slot machines. The City and State Oblast, currently 35% owners of the Sakhalin Project, will provide the land and an existing ski resort under a 101-year lease, at no annual cost. The Company will manage both the hotel resort and the casino for a management fee equal to 3% of turnover, as well as an incentive fee of 10% of gross profits.

     On June 25, 1999, the Company entered into an agreement of ownership structure with the Arter Group Limited ("Arter") and Valmet S.A. ("Valmet"). As per the agreement, Arter and/or Valmet were to negotiate sufficient funding for the completion of the project as planned by the Company, such funding to constitute 70% of the total estimated cost of the project. The remaining 30% shall be provided as equity financing to be arranged by the Company. In consideration the Company's wholly owned subsidiary, SGTI, is to enhance its ownership in the Sakhalin project to 80% from 65% currently owned by it. The remaining 20%, subject to final negotiations, will be owned by the Oblast and the City. If fully consummated as described in the agreement, the Company would arrange for transfer of 50% of its interest in SGTI to Arter and

Valmet. Consequently, the Company's ownership in the Sakhalin Project will be 40% after such transfer.

     As a result of the Arter/Valmet agreement, the Company submitted a formal loan application to Sberbank - Savings Bank of the Russian Federation in November 1999 requesting financing for $106 million dollars. The loan application is currently being processed.

     Currently, the Company has recorded assets related to the Sakhalin Project (construction in progress and intangibles) totaling 15.8 million dollars.

Results of Operations

               Comparison of Three Months Ended September 30, 1999
                   to Three Months Ended September 30, 1998

     Loss from continued operations. The Company incurred a loss from continued operations of $36,431, or $0.003 per share, for the three months ended September 30, 1999, as compared to a loss of $2,297,865, or $0.18 per share, for the three months ended September 30, 1998. The substantial reduction in loss during the current period was primarily due to increases in casino revenues and profits combined with significant reductions in general corporate overhead expenses.

     Revenues. During the three months ended September 30, 1999, the Company had revenues of $1,698,063 generated by the Suriname Palace casino which began full operations in October 1998 in temporary facilities and on March 31, 1999, had its grand opening and began operating in its new larger permanent facility. For the three months ended September 30, 1998, the Company had combined revenues of $422,668 from its Budapest and temporary (slot machine only) Suriname casino operations.

     Marketing, General and Administrative Expenses. Marketing, General and administrative expenses were $1,439,983 for the three months ended September 30, 1999 consisting primarily of $918,142 related to operating expenses of the Suriname casino and $521,841 for general corporate overhead. For the three months ended September 30, 1998 marketing, general and administrative expenses were $1,961,915 of which approximately $1,270,000 related to general corporate overhead and $692,000 related to casino operations. The $748,000 or 59% decrease in the general corporate overhead during the current period is attributable to the Company's cost cutting program, which produced significant reductions in expenses including salaries, consulting, travel, legal and professional, rent, telephone and other general office expenses.

     Compensation Charges. During the three months ended September 30, 1999, there were no compensation charges as compared to $750,000 for the three months ended September 30, 1998. In September 1998 the Company issued 400,000 options to non-employee directors and reduced the exercise price of approximately 1.5 million options and warrants previously granted. As a result, a compensation charge of $750,000 was recorded by the Company on the issuance and repricing of options to all non-employee directors or consultants.

     Interest Expense. For the three months ended September 30, 1999, interest expense was $75,449 as compared to $15,213 for the three months ended September 30, 1998. During the current period, interest expense was attributable to loans made by the Company's Suriname joint venture partner for use in completing the construction of the permanent facility which the Suriname casino began operating in March 31, 1999. The prior period's expense primarily related to interest charges incurred by the Suriname casino on financing provided on the casino's gaming equipment by its vendors.

     Minority Interest. The Company has management control of the Suriname casino joint venture company in which it owns a 50% equity interest. As such, the casino's operations are consolidated with those of the Company and a minority interest is recorded for the 50% interest held by the Company's joint venture partner. During the three months ended September 30, 1999, the joint venture company generated net income of $439,083 after deduction for management fees and interest expenses earned by the Company. As a result, the Company recorded a minority interest equal to 50% of such amount, or $219,542. No income was generated by the casino joint venture company during the prior years period.

     Loss from discontinued operations. During the three months ended September 30, 1999, the Company incurred a loss of $88,500 primarily attributable to the costs of winding down the discontinued food operations and legal fees associated with the arbitration case brought by the Company's former President of the hotel management division. For the three months ended September 30, 1998, the Company had a loss of $58,996 which was comprised of a loss on food division operations of $186,562 combined with a gain of $127,566 from the hotel management operations.

Liquidity and Capital Resources

     Since July 1998 the Company has actively sought to raise cash through loans or sales of its securities in order to fund its past due obligations, current operations and completion of its permanent Suriname casino facility which opened March 31, 1999. From July 1998 through August 1999, the Company was successful in raising sufficient funds from numerous private investors through the sale of its securities enabling it to fund its ongoing operational costs during such period and complete the construction of the Suriname casino. In October 1999, the Company entered into a convertible loan agreement with a private investor and received $350,000 which it used to fund current and past due obligations. On December 22, 1999, the lender converted $185,000 of the loan amount together with interest and received 1,481,060 shares of the Company's common stock. No further amount of the loan may be converted and the balance of $165,000 together with 15% interest was paid on April 30, 2000. Additionally, in January 2000, a director of the Company advanced $300,000 which the Company also used to fund past due obligations. The loan is due December 31, 2000 and bears interest at the bank prime rate.

     At September 30, 1999, the Company had a working capital deficit of $1.1 million and had approximately $298,000 cash or cash equivalents on hand. In late August 1999, the Company began to receive cash distributions from the profits of its Suriname casino joint venture. Prior to August 1999, all cash profits of the casino had been used to first pay the remaining balance due on the casino construction contract and then to repay a $750,000 loan previously made by the Company's Suriname casino joint venture partner in December 1998. The Company has received an average of approximately $300,000 per month in cash distributions from casino profits during the eight months of September 1999 through April 2000 and expects this to continue for the near foreseeable future. This cash flow has and should continue to enable the Company to pay its current corporate overhead expenses, fund its loan obligations and make payments on any other remaining obligations.

     The Company believes that the distribution of profits from the Suriname casino will provide adequate cash flow to maintain the Company's current operations for the next 12 months. As a result of the delinquent filing of its Form 10-K, the Company was delisted by Nasdaq from its 12(g) SmallCap Market Exchange in November 1999. The Company currently trades on the OTC pink sheets and expects to have its securities traded on the OTC bulletin board shortly after the filing of this Form 10-Q.

Subsequent Events

     In October 1999, the Company entered into a convertible loan agreement with a private investor and received $350,000 which it used to fund current and past due obligations. On December 22, 1999, the lender converted $185,000 of the loan amount together with interest and received 1,481,060 shares of the Company's common stock. No further amount of the loan may be converted and the balance of $165,000 together with 15% interest was paid on April 30, 2000. The investor also received warrants to purchase 700,000 shares of Common Stock at an exercise price of $.25 per share exercisable on or before October 11, 2002. Additionally, in January 2000, a director of the Company (Mr. James V. Stanton) advanced $300,000 which the Company also used to fund past due obligations. The loan is due December 31, 2000 and bears interest at the bank prime rate. Mr. Stanton also received warrants to purchase 500,000 shares of Common Stock at an exercise price of $.25 per share exercisable on or before January 18, 2004.

Other

     Certain statements in this Quarterly Report on Form 10-Q are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and involve known and unknown risks, uncertainties and other factors that may cause the Company's actual results, performance or achievements to be materially different form the results, performance or achievements expressed or implied by the forward looking statement. Factors that impact such forward looking statements include, among others, risk factors included in the Company's Annual Report on Form 10-K for the year ended June 30, 1999 and other filings with the Securities and Exchange Commission.

         PART II.  OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds

         The following information is furnished pursuant to Item 701(a)-(c) of Regulation S-K in connection with unregistered securities sold or issued by the
Company:

     On July 13, 1999, 100,000 shares of the Company's Common Stock were sold to Anthony Bartone for $.75 per share. Mr. Bartone also received 50,000 options to purchase the Company's Common Stock at a purchase price of $1.00 per share.

     On August 18, 1999, 66,667 shares of the Company's Common Stock were sold to Anthony Gentile for $.75 per share. Mr. Gentile also received 33,334 options to purchase the Company's Common Stock at a purchase price of $1.00 per share.

In completing the above transactions, the Company relied upon section 4(2) of the Securities Act of 1933, as amended, with respect to such transactions.

Item 3.   Quantitative and Qualitative Disclosure about Market Risk

The Company held no material market risk sensitive financial instruments or interest therein, and held none at September 30, 1999. The Company's loans, payables, or receivables to or from others (including loans, payables or receivables to or from its subsidiaries or joint ventures) and the interest thereon, are all expressed as dollar obligations and payable in dollars.

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

                                  CCA COMPANIES INCORPORATED


Dated:  May 26, 2000              By:  /s/ Dallas Dempster
                                       -----------------------------------------
                                           Dallas Dempster
                                           Chief Executive Officer and President


                                  By: /s/ Miles R. Greenberg
                                      ------------------------------------------
                                          Miles R. Greenberg
                                          Chief Financial Officer