Form 10-Q
period 1999-12-31
CCA COMPANIES INC
filed 2000-05-30
CIK 1026671

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                  -------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1999

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from __________ to __________

                           Commission File No. 0-22191

                           CCA COMPANIES INCORPORATED
                   ------------------------------------------
                           (Exact Name of Registrant)

           Delaware                                           65-0675901
 ------------------------------                          ---------------------
(State or Other Jurisdiction of                             (I.R.S. Employer
 Incorporation or Organization)                          Identification Number)

                       9130 S. Dadeland Blvd., Suite 1602
                                 Miami, FL 33156
                         -----------------------------
                    (Address of Principal Executive Offices)

                                 (305) 670-3838
                            ------------------------
              (Registrant's Telephone Number, Including Area Code)

                                       N/A
                                 --------- ---
              (Former Name, Former Address and Former Fiscal Year,
                          if changed Since Last Report)

         Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [ X ] No. [ ]

         State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date.

            Class                                    Outstanding at May 25, 2000
         -----------                                ---------------------------
Common Stock, $.001 par value                             16,326,666 shares

                           CCA COMPANIES INCORPORATED

                               INDEX TO FORM 10-Q


PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 1999
         and December 31, 1999 (unaudited)........................................................................1

Condensed Consolidated Statements of Operations for the Three and Six Months
         ended December 31, 1999 (unaudited), and
         the Three and Six Months ended December 31, 1998 (unaudited).............................................2

Condensed Consolidated Statements of Cash Flows for the Three
         and Six Months ended December 31, 1999 (unaudited), and
         the Three and Six Months ended December 31, 1998 (unaudited).............................................3

Notes to Condensed Consolidated Financial Statements..............................................................4

Item 2.       Management's Discussion and Analysis of
              Financial Conditions and Results of Operations......................................................9

PART II. OTHER INFORMATION

Item 2.       Changes in Securities and Use of Proceeds..........................................................15

Item 3.       Quantitative and Qualitative Disclosure about Market Risk..........................................15

Item 6.       Exhibits and Reports on Form 8-K...................................................................15

SIGNATURES ......................................................................................................16

                                       i

                          PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements

                           CCA COMPANIES INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS




                                                                                 June 30,             December 31,
ASSETS                                                                             1999                   1999
------                                                                      -----------------      ------------------
                                                                                                      (Unaudited)
CURRENT ASSETS:

Cash and cash equivalents                                                          $  425,662              $  390,307
Prepaid and other current assets                                                      183,262                 193,934
                                                                             -----------------      ------------------
     Total current assets                                                             608,924                 584,241

Construction in progress                                                            5,251,396               5,260,836
Excess cost over fair value of assets acquired, net                                10,014,967               9,839,230
Property, equipment and leasehold improvements, net                                 6,131,139               5,820,392
Other assets                                                                          632,664                 718,997
                                                                             -----------------      ------------------
     TOTAL                                                                   $    22,639,090              $22,223,696
                                                                             =================      ==================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses                                             $ 1,423,923                 930,991
Notes and loans payable - current                                                     500,000                 165,000
Net liabilities from discontinued operations                                          203,273                 109,539
                                                                             -----------------      ------------------
    Total current liabilities                                                       2,127,196               1,205,530
                                                                             -----------------      ------------------
Notes payable - long term                                                             600,000                 600,000
                                                                             -----------------      ------------------
Minority interest in consolidated subsidiary                                           89,278                 576,405
                                                                             -----------------      ------------------

Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock, par value $.01, 5,000,000 shares
     authorized, no shares issued and outstanding
Common stock, par value $.001; 50,000,000 shares
     authorized; 14,014,939 and 15,912,666 shares issued and
     outstanding at June 30, 1999 and December 31, 1999,
     respectively                                                                      14,015                  15,913
Additional paid-in capital                                                         46,892,901              47,254,001
Accumulated deficit                                                              (27,084,300)            (27,428,153)
                                                                             -----------------      ------------------
     Total stockholders' equity                                                    19,822,616              19,841,761
                                                                             -----------------      ------------------
     TOTAL                                                                        $22,639,090            $ 22,223,696
                                                                             =================      ==================

See notes to condensed consolidated financial statements.

                           CCA COMPANIES INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                   For the Three       For the Three          For the               For
                                                      Months              Months            Six Months              the
                                                       Ended               Ended               Ended            Six Months
                                                   December 31,        December 31,        December 31,       Ended December
                                                       1998                1999                1998              31, 1999
                                                  ----------------    ----------------    ----------------    ----------------
REVENUES                                          $  1,867,783        $  1,887,417        $   2,290,451          $3,585,480

OPERATING EXPENSES:
Marketing, General and administrative                2,480,905           1,756,514            4,442,820           3,196,497
Compensation charges related to
issuance of options and warrants                                                                750,000
                                                  ----------------    ----------------    ----------------    ----------------

    Total operating expenses                         2,480,905           1,756,514            5,192,820           3,196,497
                                                  ----------------    ----------------    ----------------    ----------------

INCOME (LOSS) FROM OPERATIONS                         (613,122)            130,903           (2,902,369)            388,983

OTHER INCOME (EXPENSE):
Interest income                                          2,272               1,066                8,867               1,546
Interest expense                                       (79,947)            (68,306)             (95,160)           (143,755)
                                                  ----------------    ----------------    ----------------    ----------------
    Total other income (expense)                       (77,675)            (67,240)             (86,293)           (142,209)
                                                  ----------------    ----------------    ----------------    ----------------

NET INCOME (LOSS) BEFORE                              (690,797)             63,663            (2,988,662)           246,774
 MINORITY INTEREST

Minority Interest                                                         (267,585)                                (487,127)
                                                  ----------------    ----------------    ----------------    ----------------

LOSS FROM CONTINUED OPERATIONS                        (690,797)           (203,922)           (2,988,662)          (240,353)

Loss from discontinued operations                     (302,186)            (15,000)             (361,182)          (103,500)
                                                  ----------------    ----------------    ----------------    ----------------

NET LOSS                                            $ (992,983)         $ (218,922)          $(3,349,844)      $   (343,853)
                                                  ================    ================    ================    ================

NET LOSS PER SHARE OF COMMON STOCK:
    Loss from continuing operations                 $    (0.06)         $   (0.014)          $     (0.25)      $     (0.017)
    Loss from discontinued operations                    (0.02)             (0.001)                (0.03)            (0.007)
                                                  ----------------    ----------------    ----------------    ----------------
                                                    $    (0.08)         $   (0.015)          $     (0.28)      $     (0.024)
                                                  ================    ================    ================    ================
WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND
    COMMON SHARE EQUIVALENTS OUTSTANDING            12,217,414          14,408,014            12,131,419         14,269,654
                                                  ================    ================    ================    ================


See notes to condensed financial statements.

                           CCA COMPANIES INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)





                                                             For the Three      For the Three         For the           For the
                                                                 Months             Months          Six Months        Six Months
                                                                 Ended              Ended              Ended            Ended
                                                              December 31,       December 31,      December 31,       December 31,
                                                                  1998               1999              1998               1999
                                                             ---------------    ---------------    --------------    --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                         ($992,983)        $  (218,922)      ($3,349,844)      $   (343,853)
Adjustments:
  Loss from discontinued operations                                302,186              15,000           361,182            103,500
  Compensation expense in connection with issuance of
         options and warrants                                                                            750,000
  Depreciation and amortization                                    380,348             275,356           535,690            549,898
  Legal services provided for stock options                         (4,987)             10,000            28,000             10,000
  Consulting services provided for common stock                                          7,500                                7,500
  Minority interest on consolidated subsidiary                                         267,585                              487,127
  Changes in current assets and current liabilities:
     Prepaid expenses and other current assets                      64,425              (8,718)          225,356            (10,672)
     Accounts payable and accrued expenses                        (345,212)           (516,413)          228,298           (492,932)
                                                             ---------------    ---------------    --------------    ---------------
    Net cash provided (used) by continuing operations             (596,223)           (168,612)       (1,221,318)           310,568

    Net cash provided (used) by discontinued operations           (482,131)            (25,310)         (370,318)          (147,235)
                                                             ---------------    ---------------    --------------    ---------------
Net cash provided (used) by operating activities                (1,078,354)           (193,922)       (1,591,636)           163,333
                                                             ---------------    ---------------    --------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, equipment and leasehold improvements                     (36,862)            (21,989)       (3,125,599)           (63,413)
Deposits and loans applied to purchases                                                                  422,015
Funds used for acquisitions and development                       (134,370)            (27,333)         (677,994)          (100,675)
Cash funds acquired from acquisition                              (264,818)
Proceeds from sale of discontinued operations                    1,810,000                             1,810,000
                                                             ---------------    ---------------    --------------    --------------
Net cash provided (used) by investing activities                 1,373,950             (49,322)       (1,571,578)          (164,088)
                                                             ---------------    ---------------    --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from sale of common stock                                 500,000                             1,000,000            125,000
Construction services provided for common stock                                                          200,250
Notes payable and interest converted for common stock                                  195,500                              195,500
Proceeds from notes and loans payable                              575,000             350,000         1,225,000            400,000
Repayments of notes payable                                                           (210,000)                            (755,100)
Proceeds from loans made on discontinued operations                                                    1,000,000
Repayment of loans on discontinued operations                   (1,295,000)                           (1,295,000)
                                                             ---------------    ---------------    --------------    --------------
Net cash provided (used) by financing activities                  (220,000)            335,500         2,130,250            (34,600)
                                                             ---------------    ---------------    --------------    --------------

NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                                            75,596              92,255        (1,032,964)           (35,355)

CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD                                            484,523             298,052         1,593,083            425,662
                                                             ---------------    ---------------    --------------    --------------

CASH AND CASH EQUIVALENTS,
    END OF PERIOD                                                 $560,119       $     390,307          $560,119     $      390,307
                                                             ===============    ===============    ==============    ==============

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

         The accompanying unaudited condensed consolidated financial statements include the accounts of CCA, its subsidiaries and joint venture (collectively, the "Company"). Intercompany transactions and balances have been eliminated in consolidation. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and six month periods ended December 31, 1999 are not necessarily indicative of the results that may be expected for any interim period or the year ending June 30, 2000.

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

(Note B) The Company:

          CCA Companies Incorporated was incorporated under the laws of the State of Delaware on March 6, 1996 as Conserver Corporation of America and changed its name on December 2, 1997. The active business of CCA Companies Incorporated (with its subsidiaries) is the (i) operation and 50% ownership of a gaming casino in Suriname and (ii) pursuing the development of a casino and hotel project in Sakhalin in the Russian Federation.

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

o Temporary exemption from income for new undertakings --profits from new undertakings are exempt from tax during the first six years of operations subject to a maximum profit of twice the amount invested in the new undertaking.

o Free depreciation of the first investments for new undertakings -- this facility provides that assets which represent the first investment for new undertakings may be depreciated without restriction. Accordingly, such assets can be depreciated when and in a fashion, accelerated basis or otherwise, in order to offset its profits each year up to the full amount of the assets that have been initially invested.

o Temporary exemption from import duties for new undertakings and business expansions -- this facility provides full or partial exemption from import duties on operating assets which will be used in the operations of the new undertakings and also materials and goods used to generate such operating assets.

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

The legal advisers of the Company are of the opinion that Fox Havens claim's against the Company have no merits, since it appears that the Company made a good faith effort to comply with all the provisions of the letter agreement including the procurement of proper collateral which was unreasonably rejected by Fox Haven. In addition the, commitment letter provides that if the loan does not close because the lender does not approve the collateral, the Company has no liability and is entitled to return of its commitment fee. The parties have chosen an arbitrator in this action, and are presently exchanging documents and related discovery. The arbitration hearings are expected to commence in July 2000. Consequentially the Company has not made any provisions in the financial statements based on the uncertainty of the outcome of this arbitration.

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

Results of Operations

               Comparison of Three Months Ended December 31, 1999
                     to Three Months Ended December 31, 1998

         Loss from continued operations. The Company incurred a loss from continued operations of $203,922, or $0.014 per share, for the three months ended December 31, 1999, as compared to a loss of $690,797, or $0.06 per share, for the three months ended December 31, 1998. The 70% reduction in loss was primarily due to increased revenues from the Suriname casino during the current period combined with reductions in general corporate overhead expenses.

         Revenues. During the three months ended December 31, 1999, the Company had revenues of $1,887,417 generated from its Suriname casino operations. For the three months ended December 31, 1998, the Company recorded revenues of $1,867,783 of which $481,660 were generated by its Budapest casino and $1,386,123 were generated by the Suriname casino which operated out of smaller temporary facilities during the 1998 period as compared to the larger permanent facilities occupied in the 1999 period. Additionally, after disposing of a 50% interest in the Budapest casino in late December 1998, the Company's interest was reduced to 45% and it maintained this minority interest in the casino from December 1998 though October 1999, when the casino was closed. During this period, the Company accounted for its investment in the Budapest casino on the equity method and no revenues were consolidated or recorded by the Company.

         Marketing, General and Administrative Expenses. Marketing, General and administrative expenses were $1,756,514 for the three months ended December 31, 1999 consisting primarily of $1,016,463 related to operating expenses of the Suriname casino, $87,869 for the amortization of goodwill and $652,182 for general corporate overhead. For the three months ended December 31, 1998, marketing, general and administrative expenses were $2,480,905 of which $767,192 related to operating expenses of the Suriname casino, $709,528 related to operating expenses of the Budapest casino, $87,869 for the amortization of goodwill, and $916,316 for general corporate overhead. The current period's Suriname casino operating expenses increased by $249,271 or 32% as a result of the opening of the casino's larger permanent facility in March 1999. Additionally, after disposing of a 50% interest in the Budapest casino in late December 1998, the Company's interest was reduced to 45% and it maintained this minority interest in the casino though October 1999, when the casino was closed. During such period, while utilizing the equity method of accounting for its investment in the Budapest casino, no expenses were consolidated or recorded by the Company. The $264,134 or 29% decrease in the general corporate overhead during the current period is attributable to the Company's cost cutting program, which produced reductions in expenses including salaries, consulting, travel, legal and professional, rent, telephone and other general office expenses.

         Interest Expense. For the three months ended December 31, 1999, interest expense was $68,306 compared to $79,947 for the three months ended December 31, 1998. During the current and prior periods, interest expense was attributable to loans made by the Company's Suriname joint venture partner for use in completing the construction of the permanent facility in which the Suriname casino began operating on March 31, 1999.

         Minority Interest. The Company has management control of the Suriname casino joint venture company in which it owns a 50% equity interest. As such, the casino's operations are consolidated with those of the Company and a minority interest is recorded for the 50% interest held by the Company's joint venture partner. During the three months ended December 31, 1999, the joint venture company generated net income of $535,170 after deduction for management fees and interest expenses earned by the Company and eliminated in consolidation. As a result, a minority interest equal to 50% of such amount or $267,585 was recorded by the Company. Income generated by the casino joint venture company during the prior year's period was fully allocated to the Company to offset against net operating losses which had been fully allocated to the Company from expenses incurred by the casino prior to opening and therefore no minority interest was recorded during such period.

         Loss from discontinued operations. During the three months ended December 31, 1999, the Company incurred a loss from its discontinued food operations of $15,000 related to miscellaneous final efforts to exploit or joint venture the business. For the three months ended December 31, 1998, the Company had a loss of $302,186 of which $202,478 related to the food division operations and $99,708 related to the hotel management operations.

                Comparison of Six Months Ended December 31, 1999
                      to Six Months Ended December 31, 1998

         Loss from continued operations. The Company incurred a loss from continued operations of $240,353, or $0.02 per share, for the six months ended December 31, 1999, as compared to a loss of $2,988,662, or $0.25 per share, for the six months ended December 31, 1998. The substantial reduction of loss was primarily due to increased revenues and operating profits from the Suriname casino during the current period combined with significant reductions in general corporate overhead expenses.

         Revenues. For the six months ended December 31, 1999, the Company had revenues of $3,585,480 from the operations of the Suriname casino which began operating in its new larger permanent facility on March 31, 1999. During the six months ended December 31, 1998, the Company had revenues of $2,290,451 of which $669,260 was generated by the Budapest casino and $1,621,191 from the Suriname temporary casino opened in October 1998.

         Marketing, General and Administrative Expenses. Marketing, General and administrative expenses were $3,196,497 for the six months ended December 31, 1999 consisting primarily of $1,934,605 related to operating expenses of the Suriname casino, $175,738 for the amortization of goodwill and $1,086,154 for general corporate overhead. For the six months ended December 31, 1998, marketing, general and administrative expenses were $4,442,820 of which $1,199,176 related to operating expenses of the Suriname casino, $969,262 related to operating expenses of the Budapest casino, $175,738 for the amortization of goodwill, and $2,098,644 for general corporate overhead. The current period's Suriname casino operating expenses increased by $735,429 or 61% since the casino did not begin operations in the prior year's period until October 1998 in temporary facilities and then moved to its larger permanent facility in March 1999 where it operated during the current year's period. The Company's Budapest casino interest, after disposing of a 50% interest in late December 1998, was reduced to 45% and it maintained this minority interest in the casino though October 1999, when the casino was closed. During this period, while on the equity method of accounting for its investment in the Budapest casino, no expenses were consolidated or recorded by the Company related to the casino operations. The $1,012,490 or 48% decrease in the general corporate overhead during the current period is attributable to the Company's cost cutting program, which produced significant reductions in expenses including salaries and consulting, travel, legal and professional, rent, telephone and other general office expenses.

          Compensation Charges. During the six months ended December 31, 1998, non-cash compensation charges were $750,000 related to the value of options and warrants issued for services. In September 1998 the Company issued 400,000 options to non-employee directors and reduced the exercise price on approximately 1.5 million options and warrants previously granted. As a result, the Company recorded a compensation charge of $750,000.

         Interest Expense. For the six months ended December 31, 1999, interest expense was $143,755 compared to $95,160 for the six months ended December 31, 1998. During the current and prior periods, interest expense was attributable to loans made by the Company's Suriname joint venture partner for use in completing the construction of the permanent facility in which the Suriname casino began operating on March 31, 1999.

         Minority Interest. The Company has management control of the Suriname casino joint venture company in which it owns a 50% equity interest. As such, the casino's operations are consolidated with those of the Company and a minority interest is recorded for the 50% interest held by the Company's joint venture partner. During the six months ended December 31, 1999, the joint venture company generated net income of $974,253 after deduction for management fees and interest expenses earned by the Company and eliminated in consolidation. As a result, a minority interest equal to 50% of such amount or $487,127 was recorded by the Company. Income generated by the casino joint venture company during the prior year's period was fully allocated to the Company to offset against net operating losses which had been fully allocated to the Company from expenses incurred by the casino prior to opening and therefore no minority interest was recorded during such period.

         Loss from discontinued operations. During the six months ended December 31, 1999, the Company incurred a loss from discontinued operations of $103,500 related to final efforts to exploit or joint venture the food preservation business and legal fees incurred in the arbitration case brought against the Company by the former President of its discontinued hotel management division. For the six months ended December 31, 1998, the Company had a loss of $361,182 consisting of a loss of $389,040 related to the food division operations and a gain of $27,858 related to the hotel management operations.

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

         At December 31, 1999, the Company had a working capital deficit of $600,000 and had approximately $390,000 cash or cash equivalents on hand. In late August 1999, the Company began to receive cash distributions from the profits of its Suriname casino joint venture. Prior to August 1999, all cash profits of the casino had been used to first pay the remaining balance due on the casino construction contract and then to repay a $750,000 loan previously made by the Company's Suriname casino joint venture partner in December 1998. The Company has received an average of approximately $300,000 per month in cash distributions from casino profits during the six months of September 1999 through February 2000 and expects this to continue for the near foreseeable future. This cash flow has and should continue to enable the Company to pay its current corporate overhead expenses, fund its loan obligations and make payments on any other remaining obligations.

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

                           PART II. OTHER INFORMATION

Item 2.       Changes in Securities and Use of Proceeds

                  The following information is furnished pursuant to Item 701(a)-(c) of Regulation S-K in connection with unregistered securities sold or issued by the Company:

         On October 11, 1999, Danville Investments Pty. Ltd. entered into a convertible loan agreement with the Company whereby Danville loaned the Company $350,000 and received warrants to purchase 700,000 shares of the Company's common stock at an exercise price of $.25 per share. On December 22, 1999, Danville converted $185,000 of the loan balance together with accrued interest of $10,500 and received 1,481,060 shares of the Company's common stock.

         On December 2, 1999, the Company issued 250,000 shares of Common Stock to Star Casinos Limited ("Star") in lieu of a $250,000 cash bonus payment which Star was entitled to receive under the terms of a consulting agreement by and between Star and the Company. The market price of a share of the Company's Common Stock on such date was $.13.

         On December 22, 1999, Peter Janssen was granted warrants to purchase 450,000 shares of the Company's Common Stock at an exercise price of $.50 for consulting services rendered.

In completing the above transactions, the Company relied upon section 4(2) of the Securities Act of 1933, as amended, with respect to such transactions.

Item 3.      Quantitative and Qualitative Disclosure about Market Risk

The Company held no material market risk sensitive financial instruments or interest therein, and held none at December 31, 1999. The Company's loans, payables, or receivables to or from others (including loans, payables or receivables to or from its subsidiaries or joint ventures) and the interest thereon, are all expressed as dollar obligations and payable in dollars.

However, the Company's routine daily foreign operations are usually conducted in local foreign currencies. The Company is exposed to foreign currency exchange rate risk between the time foreign gaming revenue or other revenues are received and the time they are converted into dollars. The Company has not entered into any exchange rate protection arrangements.

Item 4.       Submission of Matters to the Vote of Security Holders

The annual meeting of shareholders of the Company was held on November 22, 1999 for the purpose of authorizing a 1 for 10 reverse split of the Company's Common Stock, subject to a determination of the Board of Directors (that was required to be made prior to March 28, 2000) that the reverse split was necessary to qualify the Company's Common Stock for continued listing on the NASDAQ SMall CAp Market. The proposal to authorize a 1 for 10 reverse split of the Company's Common Stock was approved by the holders of more than 75% of the Company's issued and outstanding shares of Common Stock. The Board, however, was unable to make such a determination prior to March 28, 2000, and consequently, the reverse split did not occur. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934 and there was no solicitation in opposition.

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

                                CCA COMPANIES INCORPORATED

Dated:  May 26, 2000            By:  /s/ Dallas Dempster
                                     -----------------------------------------
                                     Dallas Dempster
                                     Chief Executive Officer and President

                                By:  /s/ Miles R. Greenberg
                                     -----------------------------------------
                                     Miles R. Greenberg
                                     Chief Financial Officer