Form 10-Q
period 2000-03-31
CCA COMPANIES INC
filed 2000-05-30
CIK 1026671

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                  -------------

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

/_/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

                           Commission File No. 0-22191

                           CCA COMPANIES INCORPORATED
                  --------------------------------------------
                           (Exact Name of Registrant)

           Delaware                                            65-0675901
-------------------------------                          -----------------------
(State or Other Jurisdiction of                             (I.R.S. Employer
Incorporation or Organization)                           Identification Number)

                       9130 S. Dadeland Blvd., Suite 1602
                                 Miami, FL 33156
                    ----------------------------------------
                    (Address of Principal Executive Offices)

                                 (305) 670-3838
                    ----------------------------------------
              (Registrant's Telephone Number, Including Area Code)

                                       N/A
                    ----------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if changed Since Last Report)

         Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes / X / No. / /

         State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date.

          Class                                      Outstanding at May 25, 2000
          ------                                     ---------------------------
Common Stock, $.001 par value                             16,326,666 shares

                           CCA COMPANIES INCORPORATED

                               INDEX TO FORM 10-Q

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 1999
         and March 31, 2000 (unaudited).......................................1

CondensedConsolidated Statements of Operations for the Three and Nine
         Months ended March 31, 2000 (unaudited), and
         the Three and Nine Months ended March 31, 1999 (unaudited)...........2

Condensed Consolidated Statements of Cash Flows for the Three
         and Nine Months ended March 31, 2000 (unaudited),
         and the Three and Nine Months ended
         March 31, 1999 (unaudited)...........................................3

Notes to Condensed Consolidated Financial Statements..........................4

Item 2.       Management's Discussion and Analysis of
              Financial Conditions and Results of Operations..................9

PART II. OTHER INFORMATION

Item 2.       Changes in Securities and Use of Proceeds......................15

Item 3.       Quantitative and Qualitative Disclosure about Market Risk......15

Item 6.       Exhibits and Reports on Form 8-K...............................16

SIGNATURES...................................................................17

                          PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements

                           CCA COMPANIES INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                                 June 30,               March 31,
ASSETS                                                                             1999                   2000
------                                                                       -----------------      ------------------
                                                                                                       (Unaudited)
CURRENT ASSETS:
Cash and cash equivalents                                                          $  425,662              $  378,097
Prepaid and other current assets                                                      183,262                 229,822
                                                                             -----------------      ------------------
     Total current assets                                                             608,924                 607,919

Construction in progress                                                            5,251,396               5,260,836
Excess cost over fair value of assets acquired, net                                10,014,967               9,751,361
Property, equipment and leasehold improvements, net                                 6,131,139               5,710,170
Other assets                                                                          632,664                 996,372
                                                                             -----------------      ------------------

     TOTAL                                                                   $    22,639,090              $22,326,658
                                                                             =================      ==================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses                                             $ 1,423,923                 514,810
Notes and loans payable - current                                                     500,000                 585,000
Net liabilities from discontinued operations                                          203,273                  49,000
                                                                             -----------------      ------------------
                                                                             -----------------      ------------------
    Total current liabilities                                                       2,127,196               1,148,810
                                                                             -----------------      ------------------
                                                                             -----------------      ------------------

Notes payable - long term                                                             600,000                 600,000
                                                                             -----------------      ------------------
Minority interest in consolidated subsidiary                                           89,278                 825,674
                                                                             -----------------      ------------------

Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock, par value $.01, 5,000,000 shares
     authorized, no shares issued and outstanding
Common stock, par value $.001; 50,000,000 shares
     authorized; 14,014,939 and 16,326,666 shares issued and
     outstanding at June 30, 1999 and March 31, 2000, respectively                     14,015                  16,327
Additional paid-in capital                                                         46,892,901              47,349,588
Accumulated deficit                                                              (27,084,300)            (27,613,741)
                                                                             -----------------      ------------------
     Total stockholders' equity                                                    19,822,616              19,752,174
                                                                             -----------------      ------------------

     TOTAL                                                                        $22,639,090            $ 22,326,658
                                                                             =================      ==================



See notes to condensed consolidated financial statements.

                           CCA COMPANIES INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                      For the          For the Three          For the               For
                                                    Three Months          Months            Nine Months             the
                                                       Ended               Ended               Ended            Nine Months
                                                      March 31,          March 31,            March 31,       Ended March 31,
                                                        1999               2000                 1999                 2000
                                                  ----------------    ----------------    ----------------    ----------------
REVENUES                                           $  1,553,412       $  1,812,716        $   3,843,863          $5,398,196

OPERATING EXPENSES:
Marketing, General and administrative                 1,552,238          1,687,712            5,995,058           4,884,209
Compensation charges related
to issuance of options and warrants                                                             750,000
                                                  ----------------    ----------------    ----------------    ----------------

    Total operating expenses                          1,552,238          1,687,712            6,745,058           4,884,209
                                                  ----------------    ----------------    ----------------    ----------------

INCOME (LOSS) FROM OPERATIONS                             1,174            125,004           (2,901,195)            513,987

OTHER INCOME (EXPENSE):
Interest income                                           2,176              1,745               11,043               3,291
Interest expense                                       (134,202)           (63,068)            (229,362)           (206,823)
                                                  ----------------    ----------------    ----------------    ----------------
    Total other income (expense)                       (132,026)           (61,323)            (218,319)           (203,532)
                                                  ----------------    ----------------    ----------------    ----------------

NET INCOME (LOSS) BEFORE                               (130,852)            63,681           (3,119,514)            310,455
    MINORITY INTEREST

Minority interest                                                         (249,269)                                (736,396)
                                                  ----------------    ----------------    ----------------    ----------------

LOSS FROM CONTINUED OPERATIONS                         (130,852)          (185,588)          (3,119,514)           (425,941)

Loss from discontinued operations                       (49,219)                               (410,401)           (103,500)
                                                  ----------------    ----------------    ----------------    ----------------

NET LOSS                                            $  (180,071)        $ (185,588)         $(3,529,915)      $    (529,441)
                                                  ================    ================    ================    ================

NET LOSS PER SHARE OF COMMON STOCK:
    Loss from continuing operations
                                                    $    (0.011)        $    (0.01)           $   (0.26)      $       (0.03)
    Loss from discontinued operations                    (0.004)                                  (0.03)              (0.01)
                                                  ----------------    ----------------    ----------------    ----------------
                                                    $    (0.015)        $    (0.01)           $   (0.29)      $       (0.04)
                                                  ================    ================    ================    ================
WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND
    COMMON SHARE EQUIVALENTS OUTSTANDING             12,217,414         16,074,798            12,131,419         14,872,967
                                                  ================    ================    ================    ================



See notes to condensed financial statements.

                           CCA COMPANIES INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)




                                                                                                 For the         For the
                                                           For the Three    For the Three      Nine Months         Nine
                                                               Months           Months            Ended           Months
                                                               Ended            Ended           March 31,      Ended March 31,
                                                           March 31, 1999   March 31, 2000        1999             2000
                                                           ---------------  ---------------  --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                    ($  180,071)     $  (185,588)     ($3,529,915)     $  (529,441)
Adjustments:
   Loss from discontinued operations                             49,219                           410,401          103,500
  Compensation expense in connection with issuance of
         options and warrants                                                                     750,000
  Depreciation and amortization                                 195,737          281,381          731,427          831,279
  Legal services provided for stock options                                                        28,000           10,000
  Consulting services provided for common stock                                   66,000                            73,500
   Minority interest on consolidated subsidiary                                  249,269                           736,396
  Changes in current assets and current liabilities:
     Prepaid expenses and other current assets                    5,260          (35,888)         230,616          (46,560)
     Accounts payable and accrued expenses                      (58,133)        (416,181)         170,165         (909,113)
                                                            -----------      -----------      -----------      -----------

    Net cash provided (used) by continuing operations            12,012          (41,007)      (1,209,306)         269,561

    Net cash provided (used) by discontinued operations         (68,843)         (35,440)        (439,161)        (202,775)
                                                            -----------      -----------      -----------      -----------

Net cash provided (used) by operating activities                (56,831)         (76,447)      (1,648,467)          66,786
                                                            -----------      -----------      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, equipment and leasehold improvements                 (749,437)         (83,290)      (3,875,036)        (146,703)
Deposits on assets applied to purchase                                                            422,015
Funds used for acquisitions and development                     115,814         (272,473)        (562,180)        (373,148)
Proceeds from sale of discontinued operations                                                   1,810,000
                                                            -----------      -----------      -----------      -----------

Net cash provided (used) by investing activities               (633,623)        (355,763)      (2,205,201)        (519,851)
                                                            -----------      -----------      -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock                              175,000                         1,175,000          125,000
Construction services provided for common stock                                                   200,250
Notes payable and interest converted for common stock                                                              195,500
Proceeds from notes and loans payable                           250,000          450,000        1,475,000          850,000
Repayments of notes payable                                     (75,000)         (30,000)         (75,000)        (765,000)
Proceeds from loans made on discontinued operations                                             1,000,000
Repayment of loans on discontinued operations                                                  (1,295,000)
                                                            -----------      -----------      -----------      -----------

Net cash provided (used) by financing activities                350,000          420,000        2,480,250          405,500
                                                            -----------      -----------      -----------      -----------

NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                                       (340,454)         (12,210)      (1,373,418)         (47,565)

CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD                                         560,119          390,307        1,593,083          425,662
                                                            -----------      -----------      -----------      -----------
CASH AND CASH EQUIVALENTS,
    END OF PERIOD                                           $   219,665      $   378,097      $   219,665      $   378,097
                                                            ===========      ===========      ===========      ===========

See notes to condensed consolidated financial statements


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

         The accompanying unaudited condensed consolidated financial statements include the accounts of CCA, its subsidiaries and joint venture (collectively, the "Company"). Intercompany transactions and balances have been eliminated in consolidation. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and nine month periods ended March 31, 2000 are not necessarily indicative of the results that may be expected for any interim period or the year ending June 30, 2000.

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

         The subsidiaries Sakhalin General Trading and Investments Ltd. ("SGTI"), Sakhalin City Center Ltd. ("SCC"), Dorsett Hotel & Resorts International ("Dorsett"), Suriname Leisure Company A.V.V. ("SLC") and Roulette Kft. ("Roulette") (majority shareholding disposed of on December 28, 1998) are based and operating in Cyprus, Russian Federation, Malaysia, Suriname and Hungary respectively. The statutory currencies in the countries of incorporation are respectively the Cyprus Pound, the Russian Ruble, the Malaysian Ringgit, the Suriname Guilder and the Hungarian Forint. The reporting currency is the U.S. Dollar.


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

         The Company's original principal business was food preservation technology. The Company continued making attempts to exploit that business through November 1999 at which time the Company's Board of Directors determined that it would discontinue all activities and efforts with respect to the food business since the Company could not effectively develop a sufficient market for its food preservation technology. Additionally, on November 4, 1998, the Company reached a settlement agreement terminating all of its hotel operating contracts and consequently, since such date has had no active hotel management operating business. Accordingly, the Company has currently and retroactively reported all activities related to its food division and hotel management operations as gains or losses from discontinued operations.

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

Results of Operations


                 Comparison of Three Months Ended March 31, 2000
                      to Three Months Ended March 31, 1998

         Loss from continued operations. The Company incurred a loss from continued operations of $185,588, or $0.01 per share, for the three months ended March 31, 2000, as compared to a loss of $130,852, or $0.01 per share, for the three months ended March 31, 1999. Included in the current period's loss is a minority interest deduction of $249,269 for the 50% equity interest of the Company's Suriname casino joint venture partner. During the prior period, there was no such deduction. Although 50% of the Suriname casino's net income is allocated to the Company's joint venture partner and reported as a minority interest deduction, approximately 90% of the casino's net cash flow is distributed to the Company for management fees and the reduction of principal and interest on loans made by the Company.

         Revenues. During the three months ended March 31, 2000, the Company had revenues of $1,812,716 generated from its Suriname casino operations. For the three months ended March 31, 1999, the Company recorded revenues of $1,553,412 generated by the Suriname casino which operated out of smaller temporary facilities during the 1999 period as compared to the larger permanent facilities occupied in the 2000 period.

         Marketing, General and Administrative Expenses. Marketing, General and administrative expenses were $1,687,712 for the three months ended March 31, 2000 consisting primarily of $994,210 related to operating expenses of the Suriname casino, $87,869 for the amortization of goodwill and $605,633 for general corporate overhead. For the three months ended March 31, 1999, marketing, general and administrative expenses were $1,552,238 of which $825,139 related to operating expenses of the Suriname casino, $87,869 for the amortization of goodwill and $639,230 for general corporate overhead. The current period's Suriname casino operating expenses increased by $169,071 or 20% as a result of the opening of the casino's larger permanent facility in March 1999.

         Interest Expense. For the three months ended March 31, 2000, interest expense was $134,202 compared to $63,068 for the three months ended March 31, 1999. During the current and prior periods, interest expense was attributable to loans made by the Company's Suriname joint venture partner for use in completing the construction of the permanent facility in which the Suriname casino began operating on March 31, 1999.

         Minority Interest. The Company has management control of the Suriname casino joint venture company in which it owns a 50% equity interest. As such, the casino's operations are consolidated with those of the Company and a minority interest is recorded for the 50% equity interest held by the Company's joint venture partner. During the three months ended March 31, 2000, the Suriname casino joint venture company generated net income of $498,538 after deduction for management fees and interest expenses earned by the Company and eliminated in consolidation. As a result, a minority interest equal to 50% of such amount or $249,269 was recorded by the Company. Income generated by the casino joint venture company during the prior year's period was fully allocated to the Company to offset against net operating losses which had been fully allocated to the Company from expenses incurred by the casino prior to opening and therefore no minority interest was recorded during such period.

         Loss from discontinued operations. During the three months ended March 31, 2000, the Company did not incur any losses from its discontinued operations. For the three months ended March 31, 1999, the Company had a loss of $49,219 related to continuing efforts to exploit or joint venture the food preservation business.


                 Comparison of Nine Months Ended March 31, 2000
                      to Nine Months Ended March 31, 1999

         Loss from continued operations. The Company incurred a loss from continued operations of $425,941, or $0.03 per share, for the nine months ended March 31, 2000, as compared to a loss of $3,119,514, or $0.26 per share, for the nine months ended March 31, 1999. The substantial reduction of loss was primarily due to increased revenues and operating profits from the Suriname casino during the current period combined with significant reductions in general corporate overhead expenses.

         Revenues. For the nine months ended March 31, 2000, the Company had revenues of $5,398,196 from the operations of the Suriname casino which began operating in its new larger permanent facility on March 31, 1999. During the nine months ended March 31, 1999, the Company had revenues of $3,843,863 of which $669,260 was generated by the Budapest casino and $3,174,603 from the Suriname temporary casino opened in October 1998.

         Marketing, General and Administrative Expenses. Marketing, General and administrative expenses were $4,884,209 for the nine months ended March 31, 2000 consisting primarily of $2,928,815 related to operating expenses of the Suriname casino, $263,607 for the amortization of goodwill and $1,691,787 for general corporate overhead. For the nine months ended March 31, 1999, marketing, general and administrative expenses were $5,995,058 of which $2,024,314 related to operating expenses of the Suriname casino, $969,262 related to operating expenses of the Budapest casino, $263,607 for the amortization of goodwill, and $2,737,875 for general corporate overhead. The current period's Suriname casino operating expenses increased by $904,501 or 45% since the casino did not begin operations in the prior year's period until October 1998 in temporary facilities and then moved to its larger permanent facility in March 1999 where it operated during the current year's period. The Company's Budapest casino interest, after disposing of a 50% interest in late December 1998, was reduced to 45% and it maintained this minority interest in the casino though October 1999, when the casino was closed. During this period, while on the equity method of accounting for its investment in the Budapest casino, no expenses were consolidated or recorded by the Company related to the casino operations. The $1,046,088 or 38% decrease in the general corporate overhead during the current period is attributable to the Company's cost cutting program, which produced significant reductions in expenses including salaries and consulting, travel, legal and professional, rent, telephone and other general office expenses.

          Compensation Charges. During the nine months ended March 31, 1999, non-cash compensation charges were $750,000 related to the value of options and warrants issued for services. In September 1998 the Company issued 400,000 options to non-employee directors and reduced the exercise price on approximately 1.5 million options and warrants previously granted. As a result, the Company recorded a compensation charge of $750,000. No such charges occurred during the current period.

         Interest Expense. For the nine months ended March 31, 2000, interest expense was $206,823 compared to $229,362 for the nine months ended March 31, 1999. During the current and prior periods, interest expense was attributable to loans made by the Company's Suriname joint venture partner for use in completing the construction of the permanent facility in which the Suriname casino began operating on March 31, 1999.

         Minority Interest. The Company has management control of the Suriname casino joint venture company in which it owns a 50% equity interest. As such, the casino's operations are consolidated with those of the Company and a minority interest is recorded for the 50% equity interest held by the Company's joint venture partner. During the nine months ended March 31, 2000, the Suriname casino joint venture company generated net income of $1,472,792 after deduction for management fees and interest expenses earned by the Company and eliminated in consolidation. As a result, a minority interest equal to 50% of such amount or $736,396 was recorded by the Company. Income generated by the casino joint venture company during the prior year's period was fully allocated to the Company to offset against net operating losses which had been fully allocated to the Company from expenses incurred by the casino prior to opening and therefore no minority interest was recorded during such period.

         Loss from discontinued operations. During the nine months ended March 31, 2000, the Company incurred a loss from discontinued operations of $103,500 related to final efforts to exploit or joint venture the food preservation business and legal fees incurred in the arbitration case brought against the Company by the former President of its discontinued hotel management division. For the nine months ended March 31, 1999, the Company had a loss of $410,401 consisting of a loss of $435,733 related to the food division operations and a gain of $25,332 related to the hotel management operations.


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

         At March 31, 2000, the Company had a working capital deficit of $541,000 and had approximately $378,000 cash or cash equivalents on hand. In late August 1999, the Company began to receive cash distributions from the profits of its Suriname casino joint venture. Prior to August 1999, all cash profits of the casino had been used to first pay the remaining balance due on the casino construction contract and then to repay a $750,000 loan previously made by the

Company's Suriname casino joint venture partner in December 1998. The Company has received an average of approximately $300,000 per month in cash distributions from casino profits during the eight months of September 1999 through April 2000 and expects this to continue for the near foreseeable future. This cash flow has and should continue to enable the Company to pay its current corporate overhead expenses, fund its loan obligations and make payments on any other remaining obligations.

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

                           PART II. OTHER INFORMATION

Item 2.       Changes in Securities and Use of Proceeds

                  The following information is furnished pursuant to Item 701(a)-(c) of Regulation S-K in connection with unregistered securities sold or issued by the Company:

         On January 13, 2000, Gregory Pilkington was granted warrants to purchase 150,000 shares of the Company's Common Stock at an exercise price of $.25 for legal services rendered.

         On January 13, 2000, Frederick Dulles was granted warrants to purchase 75,000 shares of the Company's Common Stock at an exercise price of $.25 for legal services rendered.

         On January 13, 2000, Orrick Herrington & Sutcliffe was issued 150,000 shares of the Company's Common Stock for legal services rendered during 1997 and 1998.

         On January 18, 2000, James V. Stanton, Vice-Chairman of the Company, provided a $300,000 loan to the Company with interest at the bank prime rate. The loan provides for payment terms and is due in full on December 31, 2000. As part of the consideration for making the loan to the Company, Mr. Stanton was granted warrants to purchase 500,000 shares of the Company's Common Stock at an exercise price of $.25 per share.

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

         On March 21, 2000, Michael Davis was issued 264,000 shares of the Company's Common Stock for consulting services rendered during 1999.

In completing the above transactions, the Company relied upon section 4(2) of the Securities Act of 1933, as amended, with respect to such transactions.

Item 3.      Quantitative and Qualitative Disclosure about Market Risk

The Company held no material market risk sensitive financial instruments or interest therein, and held none at March 31, 2000. The Company's loans, payables, or receivables to or from others (including loans, payables or receivables to or from its subsidiaries or joint ventures) and the interest thereon, are all expressed as dollar obligations and payable in dollars.

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


                                         CCA COMPANIES INCORPORATED



Dated:  May 26, 2000                     By:  /s/ Dallas Dempster
                                             ----------------------------
                                                  Dallas Dempster
                                                  Chief Executive Officer and
                                                    President


                                         By:  /s/ Miles R. Greenberg
                                             ----------------------------
                                                  Miles R. Greenberg
                                                  Chief Financial Officer