Form 10-K
period 2000-06-30
CCA COMPANIES INC
filed 2001-05-08
CIK 1026671

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 OF THE
                             SECURITIES ACT OF 1934
                     FOR THE FISCAL YEAR ENDED JUNE 30, 2000
                           COMMISSION FILE NO. 0-22191

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

                                 (305) 670-3838
                (Company's telephone number, including area code)
                             ----------------------
           Securities registered pursuant to Section 12(b) of the Act:
        None Securities registered pursuant to Section 12(g) of the Act:
               Title of each Class: Common Stock $0.001 par value

         Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act during the preceding 12 months (or for such shorter period that the Company was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K of Section 299.405 of this chapter is not contained herein, and will not be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         The aggregate market value of the Company's common stock held by non-affiliates (all persons other than executive officers or directors) of the Company at June 30, 2000 was $2,359,260, and at April 25, 2001 was $544,200.

         The Company's common stock outstanding at June 30, 2000 was 16,326,666 shares, and at April 25, 2001 was 18,140,000

                                TABLE OF CONTENTS
                                     PART I

                                                                            Page

Item 1.  Business...........................................................   3
         Company Overview...................................................   3
         Divisional Overviews...............................................   7
         Casino Division....................................................   7
         Hotel Management Division..........................................   8
         Sakhalin Project...................................................  10
         Insurance..........................................................  13
         Employees..........................................................  13
         Segments/foreign operations........................................  13

Item 2.  Properties.........................................................  13

Item 3.  Legal Proceedings..................................................  14

Item 4.  Submission of Matters to a Vote of Securities Holders..............  15

                                     PART I

Item 5.  Market for Common Equity and Related Stockholder Matters ..........  16

Item 6.  Selected Financial Data............................................  17

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operation.................................  18
           Results of Operations............................................  19
           Liquidity and Capital Resources..................................  23
           Subsequent Events................................................  27

Item 8.  Financial Statements...............................................  29

Item 9.  Changes in and Disagreements with Accountants
         On Accounting and Financial Disclosure.............................  29

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.................  29
         Compliance with Section 16(a) of the Securities Exchange Act of 1934............................................................  32

Item 11. Executive Compensation
         Summary Compensation Table.........................................  33
         Option Grants for the Twelve Months Ended June 30, 1999............  34

Item 12. Security Ownership of Certain Beneficial Owners and Management.....  36

Item 13. Certain Relationships and Related Transactions.....................  38

                                     PART IV

Item 14. Exhibits, Financial Statements and Schedules, and Reports on
         Form 10-k..........................................................  40
         Financial Statements...............................................  40
         Exhibits...........................................................  41
         Signatures.........................................................  44

           This Annual Report on Form 10-K contains "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this document regarding the Company's strategies, plans, objectives, expectations, and future operating results are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable at this time, it can give no assurance that such expectations will prove to have been correct. Actual results could differ materially based upon a number of factors including but not limited to, risks of a development stage company, the Company's working capital deficit and accumulated deficit; significant capital requirements; need for additional financing; going concern qualifications; risks associated with geographic expansion and new lines of business; risks inherent in international; risks relating to the Sakhalin Project; lack of a gaming license; possible change in control; political and economic factors; risks of foreign legal systems; business infrastructure issues; potential conflicts with other stockholders in the Company's projects; restrictions and controls on foreign investments and acquisitions of majority interests; government regulation; construction risks, nature of hospitality and gaming industry; dependence on successful gaming operations; collectability of casino receivables; effects of inflation and currency fluctuations; competition; reliance on advances and dividends from subsidiaries; dependence on personnel associated with developing the Sakhalin Project; lack of key man insurance; volatility of prices of shares; potential adverse impact on market price of shares, shares eligible for future sale, and additional registered securities; potential adverse effect of future issuances of authorized preferred stock; potential adverse effect of Underwriter's Warrants and other Warrants; classified board of directors; limited public market and liquidity, and other risks detailed in the Company's Securities and Exchange Commission filings.

ITEM 1. BUSINESS

                                COMPANY OVERVIEW

           CCA Companies Incorporated ("CCA") was incorporated under the laws of the State of Delaware on March 6, 1996 as Conserver Corporation of America and changed its name on December 2, 1997. The current active business of CCA Companies Incorporated (with its subsidiaries, the "Company") is (i) operation of a gaming casino in Suriname 50% owned by the Company, and (ii) pursuing the development of a casino and hotel project in Sakhalin in the Russian Federation on an island north of Japan (the "Sakhalin Project").

           Since March 1999 the Suriname casino, owned by Suriname
Leisure Company A.V.V. ("SLC"), an Aruba joint venture entity 50% owned by the Company, has been operating in permanent quarters in the hotel where previously SLC maintained temporary facilities for its casino operation. The Company's 100% owned Delaware subsidiary, Dorsett Hotel & Resorts, Inc. ("Dorsett") manages the casino. The Company is also seeking to acquire, develop and/or operate other casinos abroad. In September 1998 the Company had acquired a fully operating casino in Budapest, Hungary. This casino was closed in October 1999 upon the government's failure to extend its license.

           The Sakhalin Project is currently in development and requires the Company to obtain substantial financing to progress further. Despite numerous discussions and several agreements the Company has not yet been able to obtain the necessary financing. The Company is continuing to seek financing. As required by applicable accounting rules, in the fiscal year ended June 30, 2000 the Company wrote down approximately $13,552,000 in capitalized expenditures and goodwill related to the Sakhalin Project, leaving approximately $2,100,000 of Sakhalin Project capitalized expenditures on the Company's accounts. This proposed new hotel/casino is intended to attract gaming clientele from Japan, China, Korea, and the Russian mainland. The Sakhalin Project involves plans to develop a $140 million dollar 450- room hotel/casino complex on a ten-acre site in the center of the City of Yuzhno-Sakhalinsk ("the City") with further development proposed at a nearby ski mountain. The related casino as planned would initially have 70 tables and 350 slot machines.

           In February 2001 the Company entered into a nonbinding letter of intent to acquire Applied Gaming Solutions of Canada Inc. ("AGC"), including a related marketing company. AGC operates an on-line lottery in Vietnam and anticipates expanding the marketing efforts and geographic area covered by the lottery, as well as introducing on-line sports betting. There are several significant pre-conditions to the acquisition, including the Company raising US $3 million or more to finance the marketing efforts and expansion, settlement of various issues with AGC's noteholders and major creditor, and approval by AGC's and the Company's stockholders. If the acquisition were consummated as currently intended, Mr. David Aftergood, the current President of AGC would become chief executive officer and President of the Company, and Mr. Dallas Dempster, currently the Company's President, would become Executive Chairman. Further, the Company anticipates issuing to the stockholders of AGC and others such number of shares as would likely cause a change in control of the Company, a significant change in its business operations, and a significant change in its financial condition. As of April 25, 2001 the Company was pursuing this acquisition but has not entered into any definitive agreements to do it, to raise the funds necessary to do it, or to clarify or verify various essential facts and arrangements necessary to do it.

           On March 24, 2000 the Company's wholly owned Delaware subsidiary Dorsett Hotels & Resorts, Inc. ("Dorsett")entered into a Casino Management Agreement ("the Ramallah Agreement") with Ramallah Hotel and Casino Company, Ltd. ("Ramallah"), a limited liability company under the laws of the Palestinian National Authority. Ramallah proposes to build and own a hotel, casino and spa resort to be named the "Ramallah Palace" within the jurisdiction of the Palestinian National Authority. Ramallah retained the services of Dorsett to provide technical assistance in design and construction of the casino during the pre-operating period, and then to manage the casino operation. Dorsett paid Ramallah a signing payment of $250,000. Ramallah indicated that it expects to hold a gaming license for the casino. Dorsett is to receive a technical fee for pre-operating technical assistance, and reimbursement of out-of-pocket expenses. The amount of the technical fee has not yet been specifically agreed upon. Dorsett is to receive a basic management fee for managing the casino operation of 3% of Revenue, as defined, plus an incentive management fee based on Gross Operating Profit, as defined. On June 30, 2000 the Company reserved against the full signing fee that had been paid Ramallah. The Company believes that current political conditions in the area will delay the construction of the project indefinitely. During the fiscal year ended June 30, 2000 the Company took a charge of $305,000 against the Ramallah Agreement, representing all related capitalized expenditures.

FORMER FOOD PRESERVATION TECHNOLOGY AND HOTEL BUSINESSES

           The Company's original principal business was food preservation technology. In November 1999, the Company's Board of Directors determined to discontinue operations in that business.

           After mid-1997 the Company entered into hotel management agreements to obtain (over about two years) eight hotel management contracts, mostly for hotels in Asia. All the agreements and contracts have now been terminated, and all operations discontinued. Currently, the Company has no active hotel management operations, and no staff for hotel management. The Company does not currently anticipate re-entry into this business.

RECENT FINANCIAL HISTORY

           The Company has incurred losses since its inception, and has a limited operating history upon which an evaluation of its future performance can be made. From inception in March 1996 to June 30, 1997 the Company did not have any revenues. During the year ended June 30, 1998 the Company had revenues of approximately $650,000, primarily attributable to its hotel management operations commenced in January 1998 and discontinued beginning in November 1998. During the year ended June 30, 1999 the Company had revenues of $5.9 million, of which approximately $5.5 million was attributable to the Company's casino operations in Suriname and Budapest, with the remainder attributable to the Company's hotel management operations discontinued between November 1998 and April 1999. In November 1999 the Company also discontinued its food preservation technology operations. During the year ended June 30, 2000 the Company had revenues of $6,981,000, all from the Suriname casino operations. On June 30, 2000 the Company had a working capital deficit of $1.15 million and $216,000 in cash or cash equivalents on hand.

           Since July 1998 the Company has actively sought to raise cash through loans or sales of its securities in order to fund its past due obligations, current operations and completion of the Suriname casino, which opened in October 1999. The Company was successful in raising sufficient funds from several private investors through the sale of its securities, enabling it to fund its ongoing operational costs during that period and to complete the construction of the Suriname casino. The Company continued to finance itself in part by further issuances of securities, and to seek loans to finance itself and the Sakhalin Project. In addition, the Company settled various accounts payable by issuance of its securities.

           In August 1999, after the completion of the Suriname casino, the Company began to receive cash payments from the Suriname joint venture entity. Prior to August 1999, all cash from operating profits of the casino had been used to first pay the remaining balance due on the casino construction contract and then to repay a $750,000 loan previously made by the Company's joint venturer.

           Since August, 1999 the Company's primary recurring source of cash, exclusive of certain loans and securities sales described above and hereinafter, was the cash payments from SLC which is the joint venture entity that owns the Suriname casino.

           On November 16, 1999 the Company's Common Stock was delisted from the Nasdaq SmallCap Market. The Company's Common Stock is now traded in the Pink Sheets of the National Quotation Bureau.

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

                              DIVISIONAL OVERVIEWS

CASINO DIVISION

           Dorsett (the Company's 100% owned subsidiary) and SLC (the Company's 50% owned joint venture entity) are currently operating a casino in Suriname. The Company anticipates eventually operating the casino in the Sakhalin Project, if and when that project is built and licensed, and is also seeking to operate or acquire interests in other casinos outside the U.S. The Company has one officer (Mr. David Hartley) and approximately 305 employees engaged directly in casino operations.

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

           The Suriname casino was constructed by the Company pursuant to an agreement with Parbhoe Handelmij NV ("Parbhoe"), the local company that owned the casino license and which became the 50% owner of the joint venture entity, SLC. The casino license is now held by SLC. SLC entered into the Suriname Casino Management Agreement in April 1998 for the Company, through Dorsett, to operate the Casino for fifteen years at a base fee equal to 3% of gross revenues calculated on an annual basis and payable monthly, plus an incentive fee of ten percent of gross operating profits, payable monthly. SLC leased the casino premises from Parbhoe, the hotel owner, for fifteen years beginning February 1998 for $200,000 per year, subject to locally based escalation. The Company is seeking a refund of rent paid and a limitation on future rent.

           The Orfeum Casino in Budapest, Hungary was acquired in September of 1998 when the Company's subsidiary Dorsett Hotels and Resorts, Inc. acquired a 95% equity interest in Roulette Kft. ("Roulette"), the local company that owned the rights to the casino. In December 1998, the Company entered into an agreement with A.G.M. International LTD ("AGM"), an Israeli junket operator experienced in organizing junket and premium player groups, whereby AGM was granted 50% ownership of Roulette primarily for agreeing to fund various costs. During 1999, the Hungarian Gaming Board made a decision to reduce the number of casino licenses. The Company submitted an application during 1999 in an attempt to obtain one of the three licenses that the gaming board would be granting, but was unsuccessful. Consequently, the casino was closed at the end of October 1999. At June 30, 1999 the Company fully reserved the balance of its loans to Roulette Kft. which totaled approximately $610,000, and does not anticipate repayment of any part of the loans.

           In August 1997, the Company had entered into the two-year Star Casino Consulting Agreement with Star Casinos Limited ("Star") as consultant, primarily to obtain the services of Mr. David Hartley who is an experienced casino consultant. He is now the full-time President of the Company's Casino Division. The Company is informed that Star is owned and controlled by Mr. Hartley. The active term of the agreement began in October 1997 and ended in December 1999. Pursuant to the agreement the Company agreed to pay Star $250,000 per year. Mr. Hartley did not receive a direct salary from the Company during that period. In October 1997, the Company had granted to Star three year plan options to purchase 100,000 shares of Common Stock at a price of $6.50 per share. (The exercise price was reduced to $1.50 per share in September 1998, then to $.25 per share in December 1999, then to $.10 per share on October 18, 2000. The reductions were part of several more general and simultaneous reductions in the exercise price of options held by directors, employees or consultants.) The options vested and became exercisable in 2 equal installments, on each succeeding October anniversary. The agreement imposed non-compete and non-solicitation restrictions on Star for two years after the term. Upon the expiration of the Star Casino Consulting Agreement in 1999 the Company issued Star 250,000 shares of Stock as payment of a $250,000 cash bonus which Star was entitled to receive under the terms of that agreement. The Company currently continues to engage Star on a month-to-month basis to maintain Mr. Hartley's services, for which the Company pays Star $250,000 per year. Mr. Hartley still does not receive a direct salary from the Company. On October 24, 2000, the Company issued 480,000 shares of Common Stock to Star as payment for $120,000 which Star was entitled to receive as of June 30, 2000 under the terms of the Star Casino Consulting Agreement. The market price of a share of the Company's Common Stock in June 2000 when the parties agreed to the issuance of such shares was $.15.

HOTEL MANAGEMENT DIVISION

           The Company currently has no hotel management activities. Until November 1998, the Company had 1 officer (Mr. Kai Michaelsen) and 3 employees engaged directly in hotel management, and had hotel operating contracts for three open hotels, only one of which it actively managed (the Dorsett Regency Hotel in Kuala Lumpur, Malaysia). To make its initial entry into the hotel management and operating business, from mid-1997 and into early 1998 the Company had entered into two Hotel Management Agreements (as amended). One was with Dorsett Hotels and Resorts International Ltd. ("DHI"), a company represented to be owned by David Chiu, and one with Far East Consortium International Ltd. ("FEC"). (Not to be confused with the Company's current subsidiary "Dorsett") Under these agreements, the Company was granted the right (directly or through a subsidiary) to be the exclusive manager of three particular hotels then open, and five others then to be opened, and to do so pursuant to long-term hotel operating contracts to be entered into with the owners of the various hotels. Until November 4, 1998, the Company held the resulting individual Hotel Operating Contracts for three open hotels with a total of about 1200 rooms, one of which was being actively managed by the Company.

           FEC and DHI failed to deliver to the Company physical control and practical management power over two open hotels, and gave notice to the Company that renovation or construction of five other hotels was deferred and being reviewed. In November 1998, the Company reached a settlement terminating the Hotel Management Agreements and all then existing Hotel Operating Contracts, and exchanged mutual releases of related obligations. The Company received $450,000 cash, was returned 950,000 shares of its Common Stock with the obligation to reissue 250,000 shares, retained $1,625,000 in payments of management fees and loans, and FEC agreed to assume any and all future financial obligations with respect to the employment and consulting agreements the Company entered into for the services of Mr. Michaelsen, then President of the Company's hotel management company. Both the employment and consulting agreements were scheduled to expire in May 2000. Consequently, as of November 4, 1998 the Company had no active hotel management operating business. Subsequent to the November 1998 settlement agreement, FEC made allegations regarding the authority and reasonableness of operating decisions made by Mr. Michaelsen while he was in charge of the Company's hotel management division which operated the Dorsett Regency Hotel for FEC. After an independent review of Mr. Michaelsen's performance as the President of the Company's hotel management division, including an investigation into the allegations made by FEC, Mr. Michaelsen's employment was officially terminated in April 1999 and Mr. Michaelsen thereafter brought an arbitration proceeding against the Company, seeking substantial payments. The proceeding was dismissed and the matter settled. See "Item 3 - Legal Proceedings." The Company is considering any remedy it may have against FEC as a result of Mr. Michaelsen's proceeding. FEC held the one issued share of Preferred Stock in the Company. The share was cancelled in November 1999 in connection with the settlement of Hotel Management Agreements. The 250,000 shares of Common Stock that were to be reissued to FEC in connection with that settlement have not been delivered, and are being held back pending full and final performance of the settlement by FEC.

SAKHALIN PROJECT

           The Company entered into a stock purchase agreement on October 24, 1997, (the "Sakhalin Agreement") with Sakhalin General Trading Investments Limited ("SGTI") and an assignment agreement with Sovereign Gaming and Leisure Limited ("Sovereign") on December 12, 1997, each a limited liability company organized under the laws of Cyprus. Pursuant to the Sakhalin Agreement, the Company would acquire all of the outstanding shares of SGTI and SGTI's rights and interest in a project to develop the Sakhalin Project, and SGTI's ownership interest in 65% of Sakhalin City Center Ltd. ("SCC"). SCC is a closed joint stock company incorporated under the laws of the Russian Federation that holds certain rights, including a 101-year ground lease on the proposed site of the Sakhalan Project, and a guarantee by the city of Yuzhno-Sakhalinsk (the "City") to issue a gaming license to SCC. In addition, the assignment agreement covers all rights and interest to or in the Sakhalin Project held by Sovereign, including certain operating and project management agreements with respect to the Sakhalin Project (collectively, the "Shares and Rights") which are to be conveyed to the Company.

           On December 12, 1997, the Company completed the acquisition of 100% of the shares of SGTI in exchange for 2,000,000 shares of the Company's common stock. In addition the Company acquired all rights and interests of Sovereign in exchange for 200,000 shares of common stock issued to the owners of Sovereign. Two then-former directors of the Company were granted options to purchase 300,000 and 200,000 shares of common stock at an exercise price equal to $6.125 per share in exchange for their services in connection with the acquisition of the Sakhalin project ("Sakhalin Options"). The Sakhalin Options subsequently expired without being exercised. The Company advanced $3 million to SGTI.

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

           The Sakhalin Agreement provides that, upon request of the Company, Sovereign agrees to become project manager during the construction phase of the Sakhalin project, subject to an agreement on reasonable compensation for such services, which shall not exceed the lesser of 5% of the construction cost of the Sakhalin Project or $5,000,000. Subsequent to the Sakhalin Agreement, Mr. Dallas Dempster, then a paid consultant to Sovereign was recruited to be the President and CEO of CCA. Accordingly it is the Company's current intent not to employ Sovereign and possibility to manage the construction phase of the Sakhalin Project directly.

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

           On September 23, 1998, the Company entered into a letter of intent with JSC Rosneftegazstroy ("RNGS"), which is a large Russian construction company. The letter of intent was aimed at RNGS guaranteeing the financing of a turnkey construction contract on the Sakhalin Project and acting as a subcontractor. The Company and RNGS never contractually acted on the letter of intent and it subsequently was abandoned.

           The Company is currently party to an agreement (the "SCC Restructuring Agreement") dated June 25, 1999 contemplating reorganization of the ownership structure of SCC if its current loan application to Sberbank for financing of the Sakhalin Project is approved. The proposed restructuring assumes one hundred percent (100%) ownership of the Sakhalin Project by SCC. SGTI's equity interest in SCC will be increased to eighty percent (80%), and the remaining SCC equity will be held by the City and the surrounding regional authority, the Sakhalin Oblast Administration ("Oblast"). The City and Oblast will not be involved in management of SCC or the Sakhalin Project.

           Pursuant to the "Arter/Valmet Agreement" entered into in June 1999, subject to funding of the project the Company is to share management and ownership of SGTI, and thus SCC, with Arter Group Limited ("Arter") and Valmet S.A.("Valmet"). The Company is to own 50% of SGTI and effective ownership of 40% of SCC. Arter and Valmet are to be responsible for negotiating with financial, governmental, regulatory and other entities and institutions on behalf of the Company. Arter, whose focus will be entities within the Russian Federation, is to own 31.25% of SGTI and effective ownership of 25% of SCC, while Valmet, who will concentrate on those outside the Russian Federation, will own 18.75% and effective ownership of 15% of

SCC. Oblast and the City will own the remaining 20% of SCC. SGTI will have a five-member board of directors. Two directors will be chosen by the Company, two by Arter and one by Valmet. The Valmet director will act as chair, although such director will not be allowed to vote in the event of a tie. The Company, Arter and Valmet will bear their own expenses under the proposed arrangements, although the Company will be responsible for most payments to third parties. Until adequate funding is achieved, which is defined as 70% of the total estimated cost of the Sakhalin Project, the Company has the right to terminate the proposed arrangements upon sixty days notice. The proposed arrangements will be effective from the day of acceptance of adequate funding for the project and following signing of the agreement memorializing the arrangements by all parties. On June 22, 1999, the Company issued to Valmet S.A. 300,000 shares of Common Stock and warrants to purchase 150,000 shares of Common Stock as full and final payment on all amounts due totaling $300,000 for services provided and expenses incurred by Valmet S.A. up to June 22. The value of the shares and warrants recorded by the Company was calculated as $250,000. In November 1999 the Company applied to Sberbank for financing of the development of the Sakhalin Project. Sberbank has not acted on this application. The Company is seeking other financing sources. Consequently, the Company does not now anticipate further implementation of the SCC Restructuring Agreement or the Arter/Valmet Agreement. The Valmet/Arter Agreement is terminable by the Company prior to Arter and Valmet obtaining the required financing, but has not been formally terminated.

           When the Company acquired the stock in SGTI, its 65% owned subsidiary SCC, and Sovereign Gaming and Leisure Ltd., a Cyprus company, already had a 1994 Construction Management Agreement (for Sovereign to manage the construction of the Sakhalin Project) and a 1994 Operation Management Agreement (for it to operate the Project). As part of the SGTI transaction, Sovereign assigned both agreements to the Company, along with Sovereign's other rights relating to the Project, and received 200,000 shares of the Company's Common Stock. The Common Stock was valued at $5.25 per share and thus the value attributed to the shares was $1,050,000. Consequently, the Company is currently the holder of the rights to manage the development and construction of the Sakhalin Project, and upon its completion, to operate and manage it. Under the 1994 Construction Management Agreement, SCC is to pay the Company a project management fee of 5% of the estimated cost of the Project for its general office expenses and management supervision, a significant portion of which fee may be paid to the entity that ultimately constructs the Sakhalin Project. As set forth above, it is the current intention of the Company not to retain Sovereign as project manager, since Mr. Dallas Dempster was hired by the Company. He had been a paid consultant to Sovereign. Mr. Dempster has informed the Company that he had no other material interest in Sovereign.

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

           The casino and hotel project in Sakhalin requires the Company to get substantial financing to progress further. The Company has continued to explore various alternatives of financing, including discussions with numerous major Russian companies, foreign and domestic financial and investment firms and Asian contractors. To date, no definitive agreements have been reached. In June 1999 the Company entered into the SCC Restructuring Agreement and the Arter/Valmet Agreement described above. In November 1999, the Company submitted a loan application for financing of the Sakhalin Project to Sberbank - Savings Bank of the Russian Federation. Construction and operation of the Sakhalin Project might require substantial expertise and company infrastructure, which the Company does not currently have and which it does not currently have financial resources to acquire.

INSURANCE

           The Company currently maintains comprehensive general liability insurance with coverage of $1,000,000 per occurrence and umbrella insurance of $2,000,000 per occurrence. There can be no assurance that the Company's coverage will be adequate to protect the Company from all potential losses.

EMPLOYEES

           As of April 25, 2001 the Company had 308 employees, including its 3 executive officers.

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

           The Company's Sakhalin Project is managed from a 450 square foot leased office in Sakhalin City pursuant to one-year renewable leases. The monthly rental for the office is approximately $1,000.

           The Company believes its existing facilities are adequate to meet current needs.

ITEM 3. LEGAL PROCEEDINGS

           An arbitration proceeding before the American Arbitration Association in New York City was initiated by Fox Haven Capital Corporation and United Resources Partners (collectively "Fox Haven") in August of 1999. Fox Haven sought $250,000 from the Company as a liquidated damages fee, based on a provision in a loan commitment letter between the parties providing that the lender (Fox Haven) would be entitled to that amount if the borrower (the Company) "fails or refuses to comply with the terms and conditions of this commitment." Fox Haven alleged that the Company breached the letter agreement by failing to provide adequate collateral for the proposed loan according to the terms of the letter agreement. The Company asserted counterclaims against Fox Haven in the amount of $25,000, representing the return of a $25,000 "Commitment Fee" paid to Fox Haven, along with the legal fees and related costs incurred in defending the arbitration proceeding. On August 22, 2000, the arbitrator rendered an award in favor of the Company which denied all of Fox Haven's claims, and awarded the Company the total amount of $106,289 representing a full refund of the $25,000 paid to Fox Haven, plus the Company's attorney's fees and expenses, and its costs and fees paid to the American Arbitration Association. This arbitration award was confirmed by the New York Supreme Court, and a judgment in the amount of $111,092 was subsequently entered by that Court in favor of the Company and against Fox Haven on February 2, 2001. There is no assurance that any of the amounts of the judgment are collectible.

           The Company and Dorsett Hotels & Resorts, Inc. ("Dorsett"), a subsidiary of the Company were named defendants, in connection with an arbitration filed in April of 1999 by Kai Michaelsen ("Michaelsen") with the American Arbitration Association in New York City. Michaelsen alleged in his arbitration claim that his employment in Malaysia was improperly terminated without cause by Dorsett Hotels & Resorts (M) Sdn Bhd ("Dorsett-Malaysia"), with whom he had an employment agreement. Michaelsen sought damages of approximately $240,000, plus unspecified additional expenses. By decision and judgment dated March 31, 2000, the Court granted the petition of the Company and Dorsett-USA, permanently staying the arbitration initiated by Michaelsen, and prohibiting Michaelsen from asserting in arbitration any of the claims he alleged against the Company or Dorsett. However, Michaelsen has claimed that Michaelsen's company, Zamora Investments Pte Ltd. ("Zamora"), had a separate contract with Dorsett, which required Dorsett to pay Zamora $80,000 for Michaelsen's services. That claim was asserted by

Zamora in a new arbitration demand seeking $239,971 (which also included a claim by Michaelsen against the Malaysian subsidiary of Dorsett). In September of 2000, the Company settled this matter with Michaelsen and Zamora. In exchange for a complete release of the Company and all of its subsidiaries, affiliated corporations, agents, officers, etc., the Company agreed to pay Michaelsen $40,000, payable over a twelve-month period in equal installments starting on September 30, 2000.

           An action was brought in the United States District Court for the District of Oregon by Maritime Services Corp. ("MSC") in September of 2000. MSC seeks damages in the amount of $200,250 plus interest, claiming that the Company was obligated to buy back, for this amount, the Company's own shares which had been issued to MSC in or about September of 1998 as partial payment for construction work on the Suriname casino performed for the Company by MSC. The Company has denied all material allegations of the complaint, and believes that the Company has no liability for MSC's claims, since neither the written agreement between the parties nor any other evidence of which the Company is currently aware supports MSC's claim that the Company had any obligation to buy back its shares from MSC. Discovery is now proceeding in this action.

     In September 1998, Parbhoe had loaned CCA approximately $600,000 which CCA then loaned to SLC. In late 2000 Parbhoe brought an action against SLC in Suriname courts claiming that because of direct repayments by SLC to Parbhoe, the debt was functionally and legally assumed by SLC. Parbhoe's action against SLC sought to collect the loan from SLC. SLC denied any assumption or liability to Parbhoe. The case is proceeding on this and other aspects. The Company is currently unable to evaluate the possible outcome. The Company believes that SLC did not assume the loan, that the Company is not in default under the loan, and that repayment of the loan by SLC or the Company is subject to the cash payment priorities of the Suriname Casino Agreement and the loan agreement governing the loan.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

           The last annual meeting of holders of Common Stock of the Company was held on November 22, 1999 for the purpose of authorizing a 1 for 10 reverse split of the Company's Common Stock, subject to a determination of the Board of Directors (that was required to be made prior to March 28, 2000) that the reverse split was necessary to qualify the Company's Common Stock for continued listing on the NASDAQ Small Cap Market. The proposal to authorize a 1 for 10 reverse split of the Company's Common Stock was approved by the holders of more than 75% of the Company's issued and outstanding shares of Common Stock. The Board, however, was unable to make the required further determination prior to March 28, 2000, and consequently, the reverse split did not occur. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934 and there was no solicitation in opposition. No directors were nominated or elected.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

           Price Range of Common Stock. Between June 6, 1997 (the date the Common Stock was first listed, and November 16, 1999 the Common Stock was quoted on the Nasdaq SmallCap market under the symbol "RIPE" or "RIPEE". Prior to June 6, 1997, there was no market for the Company's Common Stock. Since November 16, 1999 the Company's Common Stock has been traded on the OTC Bulletin Board or Pink Sheets of the National Quotation Service.

           The following sets forth, for the quarterly periods indicated, high and low per share bid information for the Common Stock reported by Nasdaq on the Nasdaq SmallCap market:

  FOR THE QUARTERLY PERIODS BEGINNING JULY 1, 1997 AND ENDING NOVEMBER 16, 1999

                                                              HIGH       LOW
                                                              ----      -----

July 1-Sept. 30, 1997....................................... $11.00      $5.50
Oct. 1-Dec. 31, 1997........................................ 11.625      5.375
Jan. 1-March 31, 1998....................................... 8.8125       4.50
April 1-June 30, 1998.......................................   8.00       4.00
July 1-Sept. 30, 1998.......................................  4.125       1.25
Oct. 1-Dec. 31, 1998........................................ 1.9375    0.28125
Jan. 1-March 31, 1999....................................... 1.1875     0.4375
April 1-June 30, 1999.......................................   0.75      1.375
July 1, 1998-Sept. 30, 1999................................. 1.0938      0.375
Oct. 1 - Nov. 16, 1999......................................  0.625    0.28125

     The high and low per share closing price information for the Common Stock reported on OTC Bulletin Board or Pink Sheets (i) during the period commencing November 17, 1999 and ending December 31, 1999 was $.37 (High) and $.12 (Low),
(ii) during the period commencing January 1, 2000 and ending March 31, 2000 was $.40 (High) and $.13 (Low), (iii) during the period commencing April 1, 2000 and ending June 30, 2000 was $.35 (High) and $.13 (Low) (iv) during the period commencing July 1, 2000 and ending September 30,2000 was $75 (High) and $.06(Low); (v) during the period commencing September 30, 2000 and ending December 31, 2000 was $.06 (High) and $.01 (Low); and during the period commencing January 1, 2001 and ending March 31, 2001 was $.13 (High) and $.04
(Low).

     (The above prices reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions. Beginning in 1998 the Small Cap market began quoting on the decimal system.)

     Approximate Number of Security Holders. As of June 30, 2000 the Company had approximately 650 registered holders of record of its Common Stock. As of February 28, 2001 it had 650 registered holders.

     Dividend Information. The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds and profits, if any, in the development of the Company's business.

     Sale of Unregistered Securities. Information required by Item 701 of Regulation S-K (as to unregistered equity securities sold during fiscal 1999), was previously reported in the Company's Quarterly Reports on Form 10-Q for the quarterly periods ended September 30, 1999, December 31, 1999 and March 31, 2000.

      On October 24, 2000, the Company issued 480,000 shares of Common Stock to Star as payment for $120,000 which Star was entitled to receive as of June 30, 2000 under the terms of the Star Casino Consulting Agreement. The market price of a share of the Company's Common Stock in June 2000 when the parties agreed to the issuance of the shares was $.15.

     In January 2001, a private investor purchased 1,333,334 shares of Common Stock at $.075 per share. The proceeds were used for general working capital.

     In completing the above transactions, the Company relied upon Section 4(2) of the Securities Act of 1933, as amended with respect to such transactions.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data set forth below have been derived from the audited consolidated financial statements of the Company, certain of which are included elsewhere in this Report, and should be read in conjunction with those consolidated financial statements (including the notes thereto) and with "Managements's Discussion and Analysis of Financial Condition and Results of Operations" also included elsewhere herein.

                          STATEMENT OF OPERATIONS DATA

                                                            YEAR ENDED          YEAR ENDED          YEAR ENDED
                                                          JUNE 30, 1998       JUNE 30, 1999       JUNE 30, 2000
                                                          -------------       -------------       -------------
REVENUES.................................................         --            $5,534,249           6,981,758
OPERATING EXPENSE
  MARKETING AND PROMOTION................................         --               360,572             333,500
  GENERAL AND ADMINISTRATIVE EXPENSE.....................    3,397,974           7,566,040           6,415,452
  COMPENSATION CHARGES IN CONNECTION WITH
  ISSUANCE OF STOCK OPTIONS AND WARRANTS.................      921,569             783,000              10,000
                                                          ------------        ------------        ------------
INCOME (LOSS) FROM OPERATIONS............................   (4,319,543)         (3,175,363)            222,806
OTHER INCOME (EXPENSES):.................................
  WRITE-DOWN OF ASSETS...................................         --              (609,822)        (13,857,192)
  INTEREST INCOME (EXPENSE), NET.........................      213,840            (433,991)           (417,972)
  FOREIGN INCOME TAXES...................................         --                  --              (552,625)
                                                          ------------        ------------        ------------
LOSS FOR CONTINUING OPERATIONS BEFORE
MINORITY INTEREST........................................   (4,105,703)         (4,219,187)        (14,604,983)
MINORITY INTEREST........................................         --               (89,278)           (582,204)
                                                          ------------        ------------         -----------
LOSS FROM CONTINUING OPERATIONS..........................   (4,105,703)         (4,308,465)        (15,187,187)
                                                          ------------        ------------        ------------
GAIN (LOSS) FROM DISCONTINUED OPERATIONS
  FOOD PRESERVATION......................................   (2,878,863)           (425,175)            (64,500)
  HOTEL MANAGEMENT.......................................   (5,558,506)            141,550             (87,623)
                                                          ------------        ------------        ------------
                                                            (8,437,369)           (283,625)           (152,123)
                                                          ------------        ------------        ------------
NET LOSS.................................................  (12,543,072)         (4,592,090)        (15,339,310)
                                                          ------------        ------------        ------------
LOSS PER SHARE OF COMMON STOCK:
   BASIC AND DILUTED:
      LOSS FROM CONTINUING OPERATIONS....................         (.45)               (.34)             (1.01)
      LOSS FROM DISCONTINUED OPERATIONS..................         (.92)               (.02)              (.01)
                                                          ------------        ------------        -----------
NET LOSS PER SHARE.......................................        (1.37)               (.36)             (1.02)
                                                          ------------        ------------        -----------
WEIGHTED AVERAGE NUMBER OF COMMONS SHARES
   OUTSTANDING...........................................    9,175,536          12,607,037         15,234,405
                                                          ------------        ------------        -----------


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         The Company has a limited operating history upon which an evaluation of its performance and prospects can be made. During the period from March 6, 1996 to March 31, 1998, the Company's activities were primarily limited to organizational efforts and raising public and private capital to fund its organizational expenses and the development and initial implementation of its business plan for its food technology business. Commencing in August 1997, the Company's activities also included organizational and fund raising efforts relating to its entrance into the business of managing and owning hotels and casinos. From March 6, 1996 to June 30, 1997 the Company had no revenues. During the year ended June 30, 1998 the Company had limited revenues of $649,620 primarily attributable to the January 1998 commencement of its hotel management operations which were later discontinued.

         On November 4, 1998, the Company reached a settlement agreement terminating its hotel operating contracts with FEC and DHI and subsequently in April 1999, dismissed all of its hotel management employees. Consequently, as of April 1999 the Company had no active hotel management operating business. Additionally, in November 1999 the Company's Board of Directors determined that it would discontinue all activities and efforts with respect to the Company's food preservation business since the Company could not effectively develop a sufficient market with the Company's food preservation technology. Accordingly, for the years ended June 30, 2000, 1999 and 1998, the Company has reported all activities related to its food division and hotel management operations separately as gains or losses from discontinued operations. Consequently, the activities reflected in the statements of operations as revenues and expenses from continuing operations represent those revenues and expenses which are directly related or apportioned to the Company's casino operations.

RESULTS OF OPERATIONS FOR THE YEAR ENDED JUNE 30, 2000 AS COMPARED WITH THE YEAR ENDED JUNE 30, 1999

         Loss from Continued Operations. The Company incurred a loss from its continuing operations of $15,187,187 or $1.01 per share during the year ended June 30, 2000 as compared to a loss of $4,308,465 or $.34 per share for the year ended June 30, 1999. The increase in loss during the current year resulted primarily from the write-off of assets totaling $13,857,000 including goodwill and construction in progress of approximately $13,552,000 related to the Sakhalin project. This was partially offset by more profitable operations of the Company's Suriname casino and reductions in general corporate overhead expenses.

         Revenues. During the year ended June 30, 2000, the Company generated revenues of $6,981,758 from its Suriname casino. For the year ended June 30, 1999, the Company generated revenues of $5,534,249 attributable to its casino operations in Suriname and Budapest which generated $4,864,989 and $669,260, respectively. The Company's Budapest and Suriname casinos began operations in September and October 1998, respectively. The Company in December 1998 transferred its majority interest in the Budapest casino after which no additional revenues or income were recorded by the Company with respect to such casino. The casino was later closed in October 1999 when the casino license expired.

         Marketing and Promotion. During the years ended June 30, 2000 and 1999, the Company incurred $333,500 and $360,572, respectively, in marketing and promotional expenses in connection with its casino operations. The Company's sales and marketing expenses during the 1999 year included $30,659 related to the Budapest casino. The Company had no such expenses related to the Budapest casino for the year ended June 30, 2000.

         General and Administrative Expenses. General and administrative expenses were $6,415,452 for the year ended June 30, 2000 as compared to $7,566,040 for the year ended June 30, 1999. Included in the current year's expenses were $3,659,145 of operating expenses associated with the Company's Suriname casino and $2,756,307 for general corporate overhead including salaries, consulting, professional fees and travel. Included in the 1999 expenses were $3,758,233 of operating expenses associated with the Company's casino operations and $3,807,807 for general corporate overhead. The $1,051,500 or 28% reduction in general corporate overhead during the current year was primarily attributable to reductions in consulting, travel, legal and professional, insurance and telephone expenses.

         Compensation Charges. During the year ended June 30, 1999, the Company recorded non-cash compensation charges of $783,000 attributable to (i) the reduction in exercise price of certain stock options and warrants previously issued non-employee directors and (ii) the issuance of stock options to purchase 500,000 shares of Common Stock. For the year ended June 30, 2000, non-cash compensation charges were $10,000 related to the reduction in exercise price of certain stock options and warrants previously issued to non-employee directors to purchase 750,000 shares of Common Stock.

         Write-down of Assets. Since 1997, the Company has entered into numerous discussions and several agreements in attempts to raise capital to finance the Sakhalin Project without success. During the year ended June 30, 2000, due to the Company's failure to proceed and based on its evaluation of assets for financial impairment as required by SFAS No. 121, certain capitalized expenditures and goodwill, totaling approximately $13,552,000 have been written down. Additionally during 2000, as a result of the unstable political conditions in the Palestinian West Bank of the Middle East, the Company wrote off its investment of $305,000 for a casino operating management agreement entered into for a casino project to be constructed in Ramallah. During the 1999 year, the Hungarian Gaming Board made a decision to reduce the number of casino licenses in Budapest to three. After the Company's submission of an application for a new license was unsuccessful, the casino was closed in October 1999 when its then current license expired. At June 30, 1999, the Company wrote off the balance of its outstanding loans to Roulette Kft. totaling approximately $610,000.

           Interest Expense. For the year ended June 30, 2000, interest expense amounted to $423,630 compared to $445,105 for the year ended June 30, 1999. The current year's expense included approximately $245,000 attributable to interest accrued on loans made to the Suriname casino joint venture by the Company's joint venture partner and $179,000 of expense on loans made to the Company for general working capital purposes ($145,000 related to the amortization of debt discount recorded for the value of Common Stock warrants issued to debenture holders). The prior year's expense included approximately $379,000 attributable to interest accrued on loans made to the Suriname casino joint venture by the Company's joint venture partner and $66,000 of interest on loans made to the Company for general working capital purposes.

         Minority Interest. The Company's Suriname casino joint venture began operations during the 1999 fiscal year. The Company controls the management of the joint venture company and has a 50% equity interest. The casino's operations are consolidated with those of the Company and a minority interest has been recorded for the current and prior fiscal year of $582,204 and $89,278, respectively.

         Loss from Discontinued Operations of Food Division. In November 1999 the Company's Board of Directors determined that it would discontinue all activities and efforts with respect to the Company's food preservation business since the Company could not effectively develop a sufficient market with the Company's food preservation technology. During the years ended June 30, 2000 and 1999, the Company had no revenues from its food division operations while expenses related to efforts to sell or joint venture the food division were $64,500 and $425,175, respectively.

         Gain (Loss) from Discontinued Operations of Hotel Management. During the year ended June 30, 1999, the Company had revenues of $363,301 from its hotel management contracts which commenced January 1998 and were terminated on November 4, 1998. Related marketing and administrative expenses during the 1999 period were $221,751. During the current year ended June 30, 2000, the Company had no revenues while incurring final expenses of $87,623 during the period related to legal fees and settlement arrangements with a former officer of the Company's hotel management operation.

         Income taxes. The corporate income tax in Suriname assessed on casino operations is 50% of net taxable income. The Company has recorded income taxes related to the Suriname casino for the year ended June 30, 2000 in the amount of $552,625 which includes a $192,884 deferred tax liability. No taxes were recorded in 1999.

RESULTS OF OPERATIONS FOR THE YEAR ENDED JUNE 30, 1999 AS COMPARED WITH THE YEAR ENDED JUNE 30, 1998

         Loss from Continued Operations. The Company incurred a loss from its continuing operations of $4,308,465 or $.34 per share during the year ended June 30, 1999 as compared to a loss of $4,105,703 or $.45 per share for the year ended June 30, 1998. The increase in loss during the 1999 year resulted from the write-off of loans totaling approximately $610,000 made to the Budapest casino which was closed in October 1999. This was partially offset by profitable operations of the Company's Suriname casino which opened in October 1998 and reductions in general corporate overhead expenses.

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

         General and Administrative Expenses. General and administrative expenses were $7,566,040 for the year ended June 30, 1999 as compared to $3,397,974 for the year ended June 30, 1998. Included in the 1999 year's expenses were $3,758,233 of operating expenses associated with the Company's Suriname and Budapest casinos opened or acquired during the 1999 year and $3,807,807 for general corporate overhead including salaries, consulting, professional fees and travel. The 1998 year expenses were attributable to general corporate overhead after reclassification of approximately $2.8 million related to expenses directly related or apportioned to the discontinued food and hotel management operations.

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

         Interest Income. For the year ended June 30, 1999, interest income was $11,114, compared to $288,518 for the year ended June 30, 1998. This decrease in the 1999 year was due to additional cash being available for investment during the 1998 year from the proceeds of the Company's public and private offerings.

          Interest Expense. For the year ended June 30, 1999, interest expense amounted to $445,105 compared to $74,678 for the year ended June 30, 1998. The 1999 year's expense was primarily attributable to interest accrued on loans made to the Suriname casino joint venture by the Company's joint venture partner. The 1998 years expense related to amortization of debt discount recorded for the value of Common Stock shares issued to convertible debentureholders.

         Minority Interest. The Company's Suriname casino joint venture began operations during the 1999 fiscal year. The Company controls the management of the joint venture company and has a 50% equity interest. The casino's operations are consolidated with those of the Company and after combining the casino's current year operating results with the casino's 1998 year operating loss attributable to pre-opening expenses, a minority interest has been recorded for the 1999 fiscal year of $89,278.

         Loss from Discontinued Operations of Food Division. In November 1999 the Company's Board of Directors determined that it would discontinue all activities and efforts with respect to the Company's food preservation business since the Company could not effectively develop a sufficient market with the Company's food preservation technology. During the year ended June 30, 1999, the Company had no revenues from its food division operations while expenses related to efforts to sell or joint venture the food division were $425,175. The 1998 year's period included nominal revenues of $9,879 and marketing and administrative expenses of $2,888,742, including a $1.62 million provision for bad debt on loans made for inventory purchases and other obligations related to its food technology product.

         Gain (Loss) from Discontinued Operations of Hotel Management. During the year ended June 30, 1999, the Company had revenues of $363,301 from its hotel management contracts which commenced January 1998 and were terminated on November 4, 1998. Related marketing and administrative expenses during the 1999 period were $221,751. The 1998 years period included revenues of $639,741 and marketing, administrative and other expenses of $6,198,247, including a $4.2 million write-down in the value of hotel management contracts. Subsequent to June 30, 1998, the Company entered into a settlement agreement with FEC, Dorsett and Mr. David Chiu in which both parties withdrew from and released all parties to the Hotel Management Agreements. At June 30, 1998, the carrying value of the related assets was reduced to the fair value based on the terms of the settlement agreement, and accordingly, the Company recorded a charge of $4,200,000 to write down the carrying amount of the management contract agreements, trade names, and deposit on assets. Expenses during the 1998 period also included amortization of management contracts, direct expenses of operating the hotel management division and indirect expenses related to general corporate overhead apportioned to the division.

LIQUIDITY AND CAPITAL RESOURCES

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

     From July 1998 to August 1999 the Company actively sought to raise cash through loans or sales of its securities in order to fund its past due obligations, current operations and completion of the Suriname casino, which opened in October 1998 and occupied permanent quarters in March 1999. Because of the Company's dependance on outside financing, recurring losses and significant outflows of cash, in the report on the Company's financial statements for the year ended June 30, 1998, it was noted that there was substantial doubt about the Company's ability to continue as a going concern. The Company was successful in raising sufficient funds from several private investors through the sale of its securities, enabling it to fund its ongoing operational costs during that period and to complete the construction of the Suriname casino. The Company has continued to finance itself in part by further issuances of securities, and to seek loans to finance itself and the Sakhalin Project. In addition, the Company settled various accounts payable by issuance of its securities. During the fiscal year ended June 30, 1999 the Company received a total of $1,676,600 from the sale of 2,053,200 shares of Common Stock to private investors together with warrants to purchase 1,280,334 shares at $1.00 per share. The receipts were used for general working capital, to pay down existing liabilities and towards the construction of the Suriname casino. During the fiscal year ended June 30, 2000 the Company received a total of $125,000 from the sale of 166,667 shares of Common Stock to private investors, together with warrants to purchase 83,334 shares at $1.00 per share. The receipts were used for general working capital.

     In October 1999, the Company entered into a convertible loan agreement with a private investor and received $350,000 which it used to fund current and past due obligations. On December 22, 1999 the lender converted $185,000 of the loan amount together with interest to common stock of the Company. The balance of the loan of $165,000 together with 15% interest was paid on April 30, 2000.

     On November 16, 1999 the Company's Common Stock was delisted from the Nasdaq SmallCap Market. The Company's Common Stock is now traded in the Pink Sheets of the National Quotation Bureau. The Company believes that the delisting was a result of its inability to timely file its Form 10-K, its failure to provide a definitive plan to obtain and maintain filing compliance and the decline of its stock price below the price required for continued listing. These factors impaired the Company's subsequent ability to issue its stock, options and warrants at prices it deemed favorable. Since delisting the Company's stock price has generally declined further.

     On January 18, 2000, Mr. James V. Stanton, Vice-Chairman of the Company, provided a $300,000 loan to the Company with interest at the bank prime rate. The loan was due in full on December 31, 2000. As part of the consideration for providing the loan Mr. Stanton was granted warrants to purchase 500,000 shares of the Company's Common Stock at an exercise price of $.25 per share. The loan maturity was extended indefinitely and the Company is paying interest on a current basis and principal as funds are available. At April 25, 2001 the loan balance was $115,000.

     On March 1, 2000, Galileo Capital LLC ("Galileo") provided a $150,000 convertible loan to the Company with interest at 10% per annum. The loan was due on October 31, 2000. As part of the consideration for providing the loan Galileo was granted warrants to purchase 150,000 shares of the Company's Common Stock at an exercise price of $.25 per share. Further, the loan was convertible into shares of the Company's Common Stock, at $.25 per share at any time during the term of the loan, as to all or a portion of the then outstanding principal and interest. If all or a portion of the loan is converted the Company would issue additional warrants to purchase one (1) share of its Common Stock for each four
(4) shares issued to Galileo under its conversion option. The warrants would be exercisable at $.25 per share. In February, 2001 the loan and interest was paid in full.

     In January 2001 a private investor purchased 1,333,334 shares of Common Stock at $.075 per share. The proceeds were used for general working capital.

     Since August, 1999 CCA's almost sole recurring source of cash, exclusive of the loans and securities sales described above, was the cash payments from SLC which is the joint venture entity that owns the Suriname casino. Parbhoe owns the hotel where the casino has its leased premises, and is the Company's 50% joint venturer in SLC. Dorsett, the Company's 100% owned Delaware subsidiary, manages SLC and the casino. Cash payments from SLC to CCA, Parbhoe or their affiliates are made by SLC, under the management control of Dorsett, according to a cash allocation priority established under the Suriname Casino Agreement. That priority is roughly described below. From the monthly cash profits generated by the casino payments were initially made for certain construction loans from Parbhoe and for the balance of costs of the casino construction, all of which, were fully paid by August 1999. After August 1999 payments of net cash flow were made to Dorsett for the accrued management fees owed, and thereafter for interest and some principal or both

Parbhoe's loans and the Company's loans, in roughly the respective applicable proportions of such total loans. After all such total loans are repaid, cash is to be distributed according to the 50%- 50% ownership interests of the joint venturers. There have been no such distributions and none are expected until the substantial amounts of loans due to the joint venturers are repaid. Loans to SLC (and interest thereon) from Parbhoe and the Company at June 30, 2000 were approximately $516,000 and $3,040,000 respectively. Since January 2000 about 15% of the distributable cash flow of the casino has been paid to Parbhoe or set aside for payment and 85% to the Company and Dorsett. Dorsett paid its receipts to CCA. Thus, the total paid to the Company was approximately $300,000 per month from September 1999 through May 2000. The Company believes that payments were and are in accordance with the Suriname Casino Agreement, Parbhoe loan agreement and applicable law.

     Suriname has price controls on rents. The Company has been advised that the rent for the casino required by the lease exceeds the lawful rent by approximately $14,000 per month. SLC has sued Parbhoe in Suriname to recover approximately $314,000 in past overpayments. The Company is unable to predict the outcome of that suit, but has been advised by counsel that SLC's position has substantial merit. Any cash recovery or reduction in rent would be subject to the cash payment priorities described above.

    Beginning in June 2000 the casino's revenues were adversely affected by increased local competition from other casinos, by a declining local economy and by worsening conversion value of the local currency. During the nine months from June 2000 to February 2001 revenues had declined by approximately 25% to 30% from the same period in the prior year, and for this and other reasons payments to the Company had declined to about $150,000 per month.

     In June 2000 the Suriname government asserted that an exemption from its 50% tax on local corporate income provided for by the Investment Tax Act did not apply to casino income. As a consequence it assessed what the Company believed were arbitrarily determined amounts of tax. In June 2000 the Company paid an initial assessment of $200,000 against past tax and penalties for calendar years ended 1998 and 1999 and subsequently paid an additional $110,000 as tax for calendar year 2000. In April 2001, SLC submitted tax reports to the Suriname government for the calendar years ended 1998, 1999 and 2000. The aggregate amount of tax expense calculated was $375,000 payable for periods from inception through June 30, 2000 which has been provided for in the current years financial statements.

     The Company's Suriname legal counsel has advised the Company that SLC or the Company are entitled to a concession refund of import duty on SLC's imported operating assets. The Company paid all import duties associated with the casino construction in full subsequent to the fiscal year ended June 30, 2000. Suriname tax authorities have been petitioned for the concession refund of about $67,000 that the Company believes it or SLC is entitled to. However, the Company is unable to predict when or if it will actually receive the refund. The government is also contemplating imposing a value added tax on slot machine revenues.

         The Sakhalin Project is currently generating cash losses for the Company. Any future development of that project will require substantial financing. Despite numerous discussions and several agreements the Company has not yet been able to obtain the necessary financing. The Company is currently able to provide only what it believes is the minimum cash funding required to maintain the prospects of the project. The other shareholders in SCC are not required either to fund SCC's losses, the continued prospects of the project, or the development of the project. On June 25, 1999 the Company entered into the Arter/Valmet Agreement and in November, 1999 applied to Sberbank for financing to develop the project. Sberbank has not acted on the application and the Company is seeking other sources of financing. If financing is not obtained, the Company might be forced to abandon the project and to sell its rights for whatever price or other recovery that could be obtained. The Company is not able to quantify what price or recoveries might be obtained. If the Company obtains financing and proceeds with the Sakhalin Project it will have to plan and establish an organization and infrastructure that is not currently in place, and will have to hire other specialists.

         On June 30, 2000 the Company had $216,000 in cash or cash equivalents on hand. At March 31, 2001 the figure was approximately $604,000. The Company believes that the distribution of profits from the Suriname casino will provide adequate cash flow to maintain the Company's current operations for the next 12 months.

SUBSEQUENT EVENTS

         In October 2000, Star Casinos Limited received 480,000 shares of the Company's Common Stock as payment in full on $120,000 of accrued consulting for services provided by David Hartley, President of the Casino Division. The market price of the shares at the time of acceptance was $.15 per share.

         On October 18, 2000, the Company's Board of Directors approved a reduction of the exercise price of all stock options and warrants previously issued to the then existing officers and directors of the Company. Consequently, 2,730,000 stock options and 650,000 warrants having exercise prices of $.25 per share were reduced to an exercise price of $.10. The five day average of the market value share price on October 18, 2000 was $.06 per share. Additionally, Miles Greenberg, Chief Financial Officer of the Company, was granted by the Board on the same date 500,000 stock options exercisable at $.10 per share.

         In January 2001, the Richard Devries Professional Corporation purchased 1,333,334 shares of the Company's Common Stock at a purchase price of $.075 per share. The proceeds were used for general working capital purposes.

         As noted above, in February, 2001, the Company entered into a nonbinding letter of intent to acquire AGC, a Canadian corporation which conducts an on-line lottery in Vietnam. The transaction is subject to the fulfillment of numerous conditions, including the negotiation and execution of definitive documents, due diligence by both companies, the Company's raising at least $3 million to provide necessary funding, settlement of various issues with creditors and noteholders of AGC, and corporate and regulatory approvals.

RECENT ACCOUNTING STANDARDS AND PRONOUNCEMENTS

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

         In February 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 135 "Recission of FASB Statement No. 75 and Technical Corrections", which is effective for financial statements issued after February 15, 1999. There is no impact to the Company's financial reporting or presentation due to the adoption of SFAS No. 135.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on the recognition, presentation and disclosure of revenues in financial statements and requires adoption no later than the fourth quarter of fiscal 2001. There is no impact to the Company's financial reporting or personation due to the adoption of SAB 101.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See pages F-1 through F-46 contained herein as part of this Form 10-K annual report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

        N/A

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The Board of Directors is divided into three classes. The terms of each class expire successively over a three-year period. At each annual meeting of stockholders, successors to directors whose terms expire at that meeting are to be elected for three-year terms. The directors and officers of the Company on June 30, 2000 and April 25, 2001 are as follows, except that Mr. Stein resigned effective October 15, 2000.

NAME                                    AGE          POSITION AND OFFICE HELD
----                                    ---          ------------------------
Dallas Dempster........................59(1)         President, Chief Executive Officer and Director

Charles H. Stein.......................72(2)         Chairman of the Board of Directors (Resigned
                                                     October 15, 2000)

James V. Stanton.......................69(1)(2)      Vice Chairman of the Board of Directors

Miles R. Greenberg.....................44            Chief Financial Officer and Secretary

David. A. Hartley......................53            President of Casino Division

(1)Member of the Compensation Committee.
(2)Member of the Audit Committee.

CLASS A DIRECTOR

         DALLAS DEMPSTER was elected to the Board and also elected President and Chief Executive Officer on July 20, 1998. Since its inception he has been one of the two executive directors of the entity developing the Sakhalin Project, and is a founder of that project. From 1985 to 1991 Mr. Dempster was the Chairman and Managing Director of Burswood Resort Complex, of which he was the founder. Burswood is the largest tourist destination resort development in Western Australia, costing A$320 million, employing over 2,700 employees, and with revenues in excess of A$400 million. Between 1983 and 1990 he was Chairman of the Rottenest Island Authority on behalf of the Western Australia government. Mr. Dempster was principal project director and/or owner of substantial other property development projects in Sydney and Perth, a member of the Airline Deregulation Committee, and a member of the Board of the Aboriginal Enterprise Company Limited. Mr. Dempster worked as an independent consultant since 1991 until joining the Company in July 1998.

CLASS B DIRECTOR

         JAMES V. STANTON has been a director of the Company since its inception and Vice Chairman of the Company since 1998. Mr. Stanton has his own law and lobbying firm, Stanton & Associates, in Washington, D.C. From 1971 to 1978, Mr. Stanton represented the 20th Congressional District of Ohio in the United States House of Representatives. While in Congress Mr. Stanton served on the Select Committee on Intelligence, the Government Operations Committee, and the Public Works and Transportation Committee. Mr. Stanton has held a wide variety of public service positions, including service as the youngest City Council President in the history of Cleveland, Ohio and membership on the Board of Regents of the Catholic University of America in Washington, D.C. Mr. Stanton is also former Executive Vice President of Delaware North, a privately held international company which, during Mr. Stanton's tenure, had annual sales of over $1 billion and became the leading pari-mutual wagering company in the United States, with worldwide operations including horse racing, harness racing, dog racing, and Jai-Lai. Delaware North also owned the Boston Garden and the Boston Bruins hockey team. From 1985 to 1994 Mr. Stanton was a principal and co-founder of Western Entertainment Corporation, which pioneered one of the first Indian gaming operations in the United States, a 90,000 square foot bingo and casino gaming operation located on the San Manuel Indian Reservation in California, which generated annual revenues in excess of $50 million. Mr. Stanton also serves on the boards of MTR Gaming Group, Inc. and Saf T Lok, Inc.

CLASS C DIRECTOR

         CHARLES H. STEIN was the Chairman, President and Chief Executive Officer of the Company from its inception in March 1996 through July 20, 1998, after which he had been Chairman. Mr. Stein resigned from the Board of Directors effective October 2000. From June 1994 until March 1996, Mr. Stein was a private investor and consultant. From October 1993 until June 1994, Mr. Stein was Chairman of HMI International Ltd. a Florida based wholesaler and retailer of resale products. From 1985 to 1987, he was President and Chief Executive Officer of Night Hawk Resources, Ltd. (Vancouver Stock Exchange) which was engaged in oil and gas exploration in Texas and Alaska. Prior to that time and from 1987, Mr. Stein was a private investor. Early in his career, Mr. Stein pioneered the concept of packing fresh orange juice in "milk-type" cartons, which concept was sold to Kraft Foods, Inc. From December 1968 to October 1983, Mr. Stein was Chairman and Chief Executive Officer of Hardwicke Companies Inc. (Nasdaq), which built, developed, or operated more than 50 restaurants (including Tavern on the Green, Maxwell's Plum, and Benihana), health spas, theme parks in North America, Europe and Asia (including Great Adventure in New Jersey), and duty-free shops. Prior to 1968, he was

President and Chief Executive Officer of Kitchens of Sara Lee, the world's largest bakery, as well as a director, member of the Executive Committee, and a Vice President of Consolidated Foods Corporation (NYSE), the parent company of Sara Lee.

         The Company currently has authorized five directorships, three of which are currently vacant due to Mr. Jay M. Haft's and Mr. Jonathan M. Caplan's resignations in 1998 and 1999, respectively and Mr. Stein's resignation effective October 2000. In 1997, the Company amended its Certificate of Incorporation to provide for a classified Board of Directors. The Company's Board of Directors is divided into three classes. Class A has two directorships, of which one is held by Mr. Dempster and one of which is vacant and previously held by Mr. Haft. Mr. Dempster was elected a director in July 1998 by the Board of Directors, to replace a director who had resigned. Class B has two directorships, one of which is now held by Mr. Stanton and the other which was held by Mr. Caplan. Mr. Caplan was elected a director on December 2, 1997 by the Board of Directors to replace a director who had resigned. Class C consists of one directorship, until November 1999 held by Mr. Stein. That directorship is vacant. Except for Mr. Dempster, stockholders elected Mr. Stein and all the current directors in 1997 when the Company's stockholders first approved a classified board. At each annual stockholder meeting commencing with the 1998 annual meeting, the successors to directors whose terms then expire are to be elected to serve from the time of election and qualification until the third annual meeting following election and until their successors have been duly elected and qualified. No directors were nominated or elected at the Company's annual meeting in November 1999. Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, such class will consist of an equal number of directors. All stockholders of the Company's Common Stock are entitled to vote in elections for the directors of each Class.

         The Company has agreed that, for a period of five years from June 6, 1997, Janssen/Meyers Associates, L.P. ("J/M") may designate one person to be elected to the Board of Directors of the Company subject to Board approval or, in the alternative, J/M may designate one person to attend all meetings of the Company's Board of Directors and to receive all notices of meetings of the Company's Board of Directors and all other correspondence and communications sent by the Company to members of its Board of Directors. Such designee may be an officer or director of J/M. If J/M's designee is elected to the Board of Directors, such designee will sit on the Company's Audit Committee. J/M has not designated an individual to serve in such capacity. J/M was, among other things, the Company's underwriter in the June 1997 initial public offering.

IDENTIFICATION OF EXECUTIVE OFFICERS AND KEY EMPLOYEE WHO ARE NOT DIRECTORS

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Under the provisions of Section 16(a) of the Exchange Act, the Company's officers, directors and 10% beneficial stockholders are required to file reports of their transactions in the Company's securities with the Commission. Based solely on a review of the Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, the Company believes that as of June 30, 2000, all of its executive officers, directors and greater than 10% beneficial stockholders were in compliance with all filing requirements applicable to them during the fiscal year ending June 30, 2000.

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth the compensation awarded to, paid to, or earned by Mr. Stein, the Company's former Chairman, former Chief Executive Officer and former Chief Operating Officer and three others (all,"Named Executive Officers") during the period July 1, 1997 to June 30, 2000. No other executive officer of the Company serving as an executive officer on June 30, 2000, or since that date, received a total salary and bonus of $100,000 for the periods specified. Accordingly, no information is reported for such persons. Since that date through April 25, 2001 the rates of annual salary compensation of the Named Executive Officers have not changed.

                           SUMMARY COMPENSATION TABLE

                               AWARD COMPENSATION

                                                                           Long Term Compensation
                                                                      ----------------------------------------
                                                                                        Awards        Payouts
                                                                                       --------      ---------
                                                           Securities  Restricted     Securities
                                                           Underlying     Stock       Underlying        LTIP      All Other
Name and Principal Position  Fiscal Year         Salary    Options(#)    Awards     Options/SAR's(3)   Awards   Compensation
---------------------------  -----------         ------    ----------  ----------   ----------------   ------   ------------
Charles H. Stein             July 1, 1998 to      (1)         --           --          100,000          --      $40,000(2)
Former Chairman, Former      June 30, 1999        (1)         --           --
Chief Executive Officer      July 1, 1997 to
President and Director       June 30, 1998                    --

Dallas Dempster              July 1, 1999 to    $300,000   1,000,000       --
President, Chief             June 30, 2000
Executive Officer and        August 1, 1998     $275,000   1,000,000(3)    --             --            --          --
Director                     June 30, 1999

Miles R. Greenberg           July 1, 1999 to    $125,000
Chief financial              June 30, 2000
Officer and                  July 1, 1998 to    $115,000      75,000(3)    --             --            --          --
Secretary                    June 30, 1999
                             July 1, 1997 to
                             June 30, 1998           *        10,000(3)    --             --            --          --

David Hartley                July 1, 1999 to
President Casino             June 30, 2000      $210,000      --           --             --            --          --
Division                     July 1, 1998       $250,000      --           --             --            --          --
                             June 30, 1999
                             October 1997 to    $189,000     100,000(3)    --             --            --          --
                             June 30, 1998

* Less than $100,000

(1) As of June 30, 1998 Mr. Stein had waived (not merely deferred) his right to any annual salary and, as of the date of this report, has continued to waive this right. The Board of Directors has accepted Mr. Stein's waiver, but had reserved the right to award Mr. Stein, in its sole discretion, the amounts so waived. During the 12-month period ended June 30, 1998 the Company recorded non-cash compensation charges of $90,000 for services contributed by Mr. Stein.

(2) The Company purchased a life insurance policy for Mr. Stein's benefit, paying a premium of about $40,000. The life insurance policy terminated on his October 2000 resignation.

(3) Reflects shares underlying options that were repriced in September 1998 (to $1.50 per share), and in December 1999 (to $.25 per share) and in October 2000 (to $.10 per share).

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

                                  OPTION GRANTS

     In September 1998 the Board of Directors: (i) reduced the exercise price of all Plan and non-Plan Options (and any warrants) previously granted any then officer, director, employee and certain consultants to the then market price of $1.50 (which was subsequently reduced to $.25 per share in December 1999); and
(ii) granted seven persons and entities new Plan and non-Plan options to purchase 1,500,000 shares at an exercise price of $1.50 per share (which was subsequently reduced to $.25 per share in December 1999). On October 18, 2000 the Board of Directors again reduced the exercise price of all Plan and non-Plan options (and warrants) previously granted to any then officer, director, employee or consultant to the then market price of $.10. A Plan option to purchase 500,000 shares was granted to Mr. Greenberg at the then market price of $.10 per share. The following table provides certain information regarding the stock options granted during the 12 month period ended June 30, 2000 to the Named Executive Officers named in the Summary Compensation Table.

          OPTION GRANTS FOR THE TWELVE-MONTH PERIOD ENDED JUNE 30, 2000

                                                                                              POTENTIAL REALIZED
                                                                                               VALUE AT ASSUMED
                                                                                                ANNUAL RATES OF
                      NUMBER OF       % OF TOTAL                                                  STOCK PRICE
                      SECURITIES      OPTIONS                                                  APPRECIATION FOR
                      UNDERLYING      GRANTED TO        EXERCISE OR                              OPTION TERM(2)
                      OPTIONS         EMPLOYEES IN      BASE PRICE         EXPIRATION         ------------------
    NAME              GRANTED(#)(1)   FISCAL PERIOD     $/SHARE(1)(3)      DATE                  5%       10%
    -----             ------------    ------------      -------------      ----------            ---      ----
Dallas Dempster       1,000,000       100%              $.25               December 2003         0         0

(1) In December 1999, the Board had granted Tilden Park Limited, a nominee of Mr. Dempster, a four-year Plan option to purchase an additional 1,000,000 shares of Common Stock at an exercise price of $.25 per share. In December 1999 Dabus International Limited transferred to that nominee non-Plan options to purchase 1,000,000 shares of Common Stock previously issued to Dabus.

(2) In accordance with the rules of the Securities and Exchange Commission, "Potential Realizable Value" has been calculated assuming annual appreciation over the option term of the fair market value of the Company's common stock on the date of the grant at annual compounded rates of 5% and 10%, respectively.

(3) These options were repriced to $.10 per share on October 18, 2000 when the market value of a share was $.06 per share. There would be no potential realizable value at the 5% and 10% appreciation rates.

     No other option was granted to any of the Named Executive Officers under the 1996 Stock Option Plan, or otherwise granted to any such officer during the year ended June 30, 2000, and no options were exercised by any of them during that period. On October 18, 2000 Mr. Greenberg was granted a four-year Plan option to purchase 500,000 shares of Common Stock at $.10 per share. No other options were granted to or exercised by any Named Executive Officers between June 30, 2000 and February 25, 2001. The unexercised options held by the Named Executive Officers had no value at June 30, 2000 as the exercise prices exceeded the fair market value closing price of the Common Stock on such date.

   AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
                                     VALUES

     The following table sets forth information about the number and value of options held as of June 30, 2000 by each of the Company's executive officers named in the Summary Compensation Table.

                                                      NUMBER OF SECURITIES           VALUE OF UNEXERCISED
                                                      UNDERLYING UNEXERCISED            IN-THE-MONEY
                        SHARES                      OPTIONS AT FISCAL YEAR END     OPTIONS AT YEAR END($)(1)
                      ACQUIRED ON       VALUE      ---------------------------    ---------------------------
                     EXERCISED (#)    REALIZED($)  EXERCISABLE   UNEXERCISABLE    EXERCISABLE   UNEXERCISABLE
                     -------------    -----------  -----------   -------------    -----------   -------------
Charles H. Stein          0               --          100,000          0                0            --
Dallas Dempster           0               --        2,100,000          0                0            --
Miles R. Greenberg        0               --          175,000          0                0            --
David Hartley             0               --          100,000          0                0            --

(1) Based on the market price of the Company's Common Stock of $.15 on June 30, 2000, as reported by Nasdaq.

         The Company's outstanding options at June 30, 2000 totaled 4,934,619 and 4,964,619 at April 25, 2001. The Company uses the Black-Scholes option-pricing model to value options issued to non-employee directors and consultants. Other options issued are valued using APB 25. See Note 10 to the Consolidated Financial Statements included in this 10-K.

DIRECTORS COMPENSATION

         Since August 1998, non-employee directors have waived all fee compensation. No other compensation was paid to non-employee directors in the twelve months ended June 30, 2000 or through February 28, 2000. Directors who are employees of the Company receive no additional compensation for their services rendered as directors. All directors are reimbursed for reasonable expenses incurred in connection with their services rendered as directors.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information as of April 25, 2001, to the best of the Company's knowledge, about each person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) known to the Company to be the beneficial owner of more than 5% of the Company's Common Stock. The percentage of shares outstanding is based on the Company's shares of Common Stock outstanding as of

April 25, 2001, as adjusted in each case pursuant to Rule 13-3(d)1 under the Securities and Exchange Act of 1934. As of April 25, 2000, there were 18,140,000 shares of Common Stock outstanding.

                                        TOTAL NUMBER OF SHARES   PERCENTAGE OF
NAME AND ADDRESS OF STOCKHOLDER           BENEFICIALLY OWNED     VOTING SHARES*
-------------------------------         ----------------------   --------------
Charles Stein Inter Vivos Trust (1)            900,000                4.99%
c/o CCA Companies Incorporated

James V. Stanton (2)                         1,326,844                6.99%
c/o CCA Companies Incorporated

Dallas Dempster (3)                          2,000,000                 9.9%
c/o CCA Companies Incorporated (3)

Peter Janssen (4)                            2,411,719                12.3%
c/o Janssen Partners
1345 Old Northern Blvd.
Roslyn, N.Y.  11576

Miles R. Greenberg-Senior Vice
President-Finance, Treasurer and
Chief Financial Officer (5)                    580,000                 3.1%

David A. Hartley-President-Casino
Division (6)                                   830,000                 4.6%

All executive officers and directors
as a  group (4 persons)                      4,736,844                21.5%
-----------
(1) Represents 800,000 shares held by the Charles Stein Inter Vivos Trust for the benefit of Mr. Stein's spouse and children. Mr. Stein, former Chairman of the Company, disclaims voting and investment power with respect to those shares. Mr. Stein currently has an exercisable option to purchase 100,000 shares of Common Stock at $.10 per share.

(2) Includes 20,000 shares of Common Stock which are held by Mr. Stanton, a Director of the Company, as joint tenant with his wife, Margaret M. Stanton, currently exercisable warrants to purchase 650,000 shares of Common Stock at a price equal to $.10 per share, and currently exercisable options to purchase 500,000 shares and 23,644 shares of Common Stock at $.10 and $2.00 per share, respectively. Does not include shares of Common Stock owned by Michael J. Stanton, Bridget M. Stanton, Richard P. Stanton and Joseph M. Stanton each of whom are adult children of Mr. James Stanton and each of whom own 20,000 shares of Common Stock. Mr. Stanton denies beneficial ownership of such 80,000 shares.

(3) Represents currently exercisable non-Plan options granted in September 1998 to purchase 1,000,000 shares at $.10 and Plan options granted in December 1999 to purchase 1,000,000 shares at $.10 in the name of Tilden Park Limited for the benefit of Mr. Dempster's family.

(4) Includes currently exercisable warrants to purchase 73,269 shares at $8.25 per share; warrants to purchase 235,453 shares at $5.135 per share; warrants to purchase 666,667 shares at $1.00 per share; and warrants to purchase 450,000 shares at $.50 per share.

(5) Represents currently exercisable options to purchase 580,000 shares of Common Stock at $.10 per share.

(6) Includes currently exercisable options to purchase 100,000 shares at $.10 per share.

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

         Item 13. Certain Relationships and Related Transactions

         During the year ended June 30, 1998, the Company had entered into hotel management agreements with DHI and FEC and into hotel operating contracts with other hotel owners. These agreements are described above in the Divisional Overview of the Hotel Division. The Company believes that Mr. David Chiu was then the beneficial owner of the stock in Dorsett International. These agreements were settled and terminated by a November 1998 settlement agreement dated November 4, 1998. Mr. Chiu is also a party to the Development Services Agreement relating to the Sakhalin Project. That agreement is described above in the Divisional Overview of the Sakhalin Project. The Company believes Mr. Chiu was a beneficial owner of stock in DHI when the Company acquired it and its subsidiaries for $500,000. He was the assignee of certain of DHI rights under that agreement. The Company believes FEC, Mr. Chiu, his relatives or their associates held interests in hotel owners with whom the Company had or might have entered into Hotel Operating Contracts. FEC claims that it is entitled to be issued 250,000 shares of Common Stock pursuant to the November 1998 settlement.

         Mr. Dallas Dempster was a paid consultant to Sovereign Gaming and Leisure Ltd. ("Sovereign"), which assigned to the Company its 1994 Construction Management Agreement and 1994 Operation Management Agreement with SCC. The Company believes that he held, and currently holds, no beneficial interest in stock in Sovereign. In September 1998, Mr. Dempster's nominee, Dabus International Limited, for the benefit of his family, was granted non-Plan options to purchase 1,000,000 shares of the Company's common stock at $1.50 per share which have been repriced twice in connection with general repricings of options and warrants held by officers and others. The most recent general repricing was in October 2000 to $.10 per share. In December 1999, Mr. Dempster's nominee, Tilden Park Limited for the benefit of his family, was granted Plan options to purchase 1,000,000 shares of the Company's Common Stock at $.25 per share. These were similarly repriced. Tilden Park Limited transferred on that date from Dabus International Limited the non-Plan options to purchase 1,000,000 shares of common stock previously issued to Dabus International Limited. Sovereign was a consultant to SGTI. Mr. Dempster was a consultant to Sovereign and received $15,000 per month from January through July 1998.

         The Company believes Mr. David Hartley controls Star and holds a substantial interest in it. Star was a party with the Company to the Star Casino Consulting Agreement, and was granted options in October 1992 to purchase shares of the Company's Common Stock. These options were repriced three times in connection with the general repricings of options and warrants held by officers, directors, employees and consultants of the Company. The Company issued 250,000 shares of Common Stock to Star in December 1999 in lieu of a cash bonus payment which Star was entitled to receive pursuant to The Star Consulting Agreement. On October 24, 2000 the Company issued Star 480,000 shares of Common Stock as payment for $120,000 Star was entitled to receive as of June 30, 2000 under the terms of a consulting agreement with the Company.

         Janssen-Myers Associates ("J-M"), among other things, were the underwriters of the Company's initial public offering in June 1997 and also the placement agent in the Company's November 1997 Private Offering. Messrs. Janssen and Meyers are principals in J-M and received their Company warrants from J-M. Pursuant to the placement agreement relating to the November 1997 Private Offering, the Company agreed to pay J-M, as placement agent, a fee equal to 10% of the "gross proceeds" of that offering. In addition, the Company agreed to pay J-M a non-accountable expense allowance equal to 3% of the "gross proceeds" from the sale of shares in that offering and to reimburse certain accountable expenses of J-M. The Company also agreed to indemnify J-M against certain liabilities incurred under the Securities Act in connection with the November 1997 offering. The Company also granted J-M, for a period of one year after the final closing date of the Private Offering, a right of first refusal to purchase, or to sell for the account of the Company, any securities of the Company which the Company may seek to sell through an underwriter, placement agent or broker-dealer. A number of principal stockholders in the Company granted J-M a similar right in any such sale by those stockholders of the Company, its subsidiaries and successors.

          Peter Janssen, a principal of Janssen Myers Associates, completed the following acquisition of Company securities: (i) On December 3, 1998 he purchased 133,334 shares at $.75 per share and received four-year warrants to purchase 66,667 shares of Common Stock at an exercise price of $1.00 per share;
(ii) on March 1, 1999 he purchased 200,000 shares at $.50 per share and received four-year warrants to purchase 250,000 shares of Common Stock at an exercise price of $1.00 per share; (iii) on April 9, 1999 he purchased 150,000 shares at $.67 per share and received four-year warrants to purchase 350,000 shares of Common Stock at an exercise price $1.00 per share; and (iv) on December 22, 1999, in consideration of consulting services rendered to the Company during 1998 and 1999, he received three-year warrants to purchase 450,000 shares of Common Stock at an exercise price of $.50 per share. These were repriced in the subsequent general repricings.

         In June 1997, and from December 1997 through February 1998, the Company issued to J-M for nominal consideration, the "Underwriter's Warrants" to purchase 220,000 shares at $8.25 per share and to purchase 715,668 shares at various prices based on the market price of the Company's shares in 1997-1998. The warrants were issued in connection with the Company's initial public offering completed in June 1997, and the Company's private offering which began in November 1997 and was completed in February 1998. They are exercisable for a period of four years from issue. Sale of shares by the Company at less than the then current average market price or less than the exercise price will trigger anti-dilution provisions in all the Warrants held by the Underwriter. No anti-dilution adjustment is made under any series of such warrants for issuance of securities (i) in the same offering as the Warrant series was issued, or (ii) upon exercise of Warrants of that series or of any other warrants or options outstanding on the date that series of Warrants was issued. In the case of the 1997 Placement Agent Warrants, no adjustment is made for issuance of securities
(i) in contemplated transactions described in the related Private Placement Memorandum, but not in excess of 5,500,000 shares, (ii) under the Company's 1996 Stock Option Plan as it may be amended from time to time, or (iii) upon merger or acquisition with unaffiliated third parties.

         The Company has been advised that Mr. Peter Janssen and Mr. Bruce Meyers, principals of J-M, purchased an aggregate of 58,422 shares in the 1997 Private Offering. In connection with the Company's initial public offering, the Company entered into an agreement whereby it (i) agreed to employ J-M as its investment banker and financial consultant for three years for an aggregate fee of $100,000 paid at the closing of the Company's initial public offering; and (ii) for a period of five years, agreed to pay J-M a fee equal to five percent of the amount up to $5 million, and 2 1/2% of the excess, if any, over $5 million, of the consideration in any transaction consummated by the Company with a party introduced to the Company by J-M.

         In January 2000, Mr. Stanton provided a loan to the Company of $300,000, which the Company used to repay past due obligations. The loan bears interest at the bank prime rate to be calculated and billed monthly by the National City Bank of Cleveland, Ohio. The loan was to be repaid on December 31, 2000. Mr. Stanton also received warrants to purchase 500,000 shares of Common Stock at an exercise price of $.25 per share exercisable on or before January 18, 2004. On October 18, 2000 the exercise price was reduced to $.10 per share. After December, the due date of the loan extended and the Company is paying interest on a current basis and principal as funds are available. On January 25, 1999 Mr. Stanton converted all $75,000 principal and $1,600 of accrued unpaid interest on a $75,000 loan he had made to the Company in October 1998 into 153,200 shares at a conversion price of $.50 per share. At April 25, 2001 the loan balance was $115,000.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS & SCHEDULES, AND REPORTS ON FORM 8-K

         (a)(1) Financial Statements

                Reports of Independent Certified Public Accountants (F-2-3)

                Consolidated Balance Sheets as of June 30, 2000 and June 30, 1999 (F-4)

                Consolidated Statements of Operations for the years ended June 30, 2000, June 30, 1999 and June 30, 1998 (F-6)

                Consolidated Statements of Stockholders' Equity for the years ended June 30, 2000, June 30, 1999 and June 30, 1998 (F-7)

                Consolidated Statements of Cash Flows for the years ended June 30, 2000, June 30, 1999 and June 30, 1998 (F-10)

                Notes to Consolidated Financial Statements (F-13)

EXHIBIT NO.                     ITEM TITLE
----------                      ----------

   2.1 Contract on the Extension of the Concession Period for the Operation of a Casino dated 21 July 1997 issued by the Minister of Finance in favor of Roulette; Loan Agreement dated 9 April 1998 between Roulette and Dorsett providing for a US $420,000 loan to Roulette; Amendment No.1 dated 5 June 1998 to the Agreement dated 3 April 1998 between CBC, Juste and Dorsett (incorporated by reference to the Company's Form 10-Q for the period ended September 30, 1998)

   3.1 Certificate of Incorporation and amendments thereto (incorporated herein by reference to the Company's Registration Statement on Form S-1 (File No. 333-16571))

   3.2 Amendment to Company's Certificate of Incorporation (incorporated herein by reference to the Company's Registration Statement on Form S-1 (File No. 333-16571), Amendment No. 5)

   3.3 Amendment to Company's Certificate of Incorporation (incorporated herein by reference to the Company's Proxy Statement dated November 27,
         1997)

   3.4 By-law of Company (incorporated herein by reference to the Company's Registration Statement on Form S-1 (File No. 333-16571)

   4.2 Form of certificate evidencing shares of Common Stock (incorporated herein by reference to the Company's Registration Statement on Form S-1 (File No. 333-16571), Amendment No. 2)

   4.3 Form of Underwriter's Warrant Agreement between Company and the Underwriter Janssen-Meyers Associates L.P. (including form of Underwriter's Warrant) (incorporated herein by reference to the Company's Registration Statement on Form S-1 (File No. 333-16571), Amendment No. 5)

   4.5 Amendatory Agreement dated November 6, 1996 between the Company and the SES Family Investment and Trading Partnership, L.P. (incorporated herein by reference to the Company's Registration Statement on Form S-1 (File No. 333-16571))

   4.6 Form of 10% Debenture dated September 1996 (incorporated herein by reference to the Company's Registration Statement on Form S-1 (File No. 333-16571))

   4.7 Form of 10% Convertible Debenture dated November 1996 (incorporated herein by reference to the Company's Registration Statement on Form S-1 (File No. 333-16571))

   10.1 1996 Stock Option Plan, as amended and restated (incorporated herein by reference to the Company's Registration Statement on Form S-1 (File No. 333-16571))

   10.2 Form of Stock Option Agreement (incorporated herein by reference to the Company's Registration Statement on Form S-1 (File No. 333-16571))

   10.3 Distribution Agreement dated October 9, 1996 between Company and Agrotech 2000, S.L. (incorporated herein by reference to the Company's Registration Statement on Form S-1 (File No. 333-16571), Amendment No.
         4)

   10.4 Employment Agreement between Charles H. Stein and the Company, effective as of June 13, 1997

   10.5 Form of $5.00 Warrant Agreement dated August 1996 (incorporated herein by reference to the Company's Registration Statement on Form S-1 (File No. 333-16571))

   10.6 Loan Agreement dated October 9, 1996 between Company and Conserver Purchasing Corporation ("CPU"), as amended by Letter Agreement dated December 31, 1996 between Company and CPC (incorporated herein by reference to the Company's Registration Statement on Form S-1 (File No. 333-16571), Amendment No. 2)

   10.7 Form of Financial Consulting Agreement between Company and Underwriter (incorporated herein by reference to the Company's Registration Statement on Form S-1 (File No. 333-16571), Amendment No. 5)

   10.8 Agreement dated as of August 12, 1997 by and among the Company, Sakhalin Trading and Investments Limited ("SGTI") and Sovereign Gaming and Leisure Limited ("Sovereign") (incorporated herein by reference to Exhibit 10.8 to the Company's Form 10-K for the fiscal year ended June 30, 1997)

   10.9 Amendment dated as of August 12, 1997 by and among the Company, SGTI and Sovereign (incorporated herein by reference to Exhibit 10.9 to the Company's Form 10-K for the fiscal year ended June 30, 1997)

   10.10 Development Services Agreement dated as of October 2, 1997 between the Company and Dato David Chiu (incorporated herein by reference to Exhibit 10.10 to the Company's Form 10-K for the fiscal year ended June 30, 1997)

   10.11 Consulting Agreement effective as of August 14, 1997 between the Company and Star Casino Limited (incorporated herein by reference to Exhibit 10.11 to the Company's Form 10-K for the fiscal year ended June 30, 1997)

   10.12 Proposed form Pledge Agreement by and among the Company, Brian J. Bryce, Jasmine Trustees, Ltd., Jay M. Haft and James V. Stanton (incorporated herein by reference to Exhibit 10.12 to the Company's Form 10-K for the fiscal year ended June 30, 1997)

   10.13 Hotel Management Agreement dated as of October 2, 1997 between the Company and Dorsett Hotels and Resorts International Ltd. (incorporated herein by reference to Exhibit 10.13 to the Company's Form 10-K for the fiscal year ended June 30, 1997)

   10.15 Heads of Agreement dated October 3, 1997 between the Company and Parbhoe's Handelmij N.V. (incorporated herein by reference to Exhibit
         10.15 to the Company's Form 10-K for the fiscal year ended June 30,
         1997)

   10.16 Agreement of Ownership Structure in the Sakhalin Palace Resort Project dated as of June 25, 1999 between the Company, Arter Capital Ltd. and Valmet S.A. (filed herewith)

   16.1 Letter regarding change in certifying accountant (incorporated herein by reference to the Company's Form 8-K dated December 18, 1997 and Form 8-K dated June 16, 1998)

   16.2 Letter regarding change in certifying accountant (incorporated herein by reference to the Company's Form 8-K dated July 23, 1999 and Form 8-K dated October 13, 1999

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              CCA COMPANIES INCORPORATED

                                              /s/ Miles R. Greenberg
                                              --------------------------
                                              Miles R. Greenberg

Date:  May 4, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SIGNATURE                             TITLE                     DATE
---------                             -----                     ----
Dallas R. Dempster           Officer and President
                             Chief Executive Officer,
                             Chief Operating Officer
                             and President (Principal
                             Executive Officer), Director       May 4, 2001

James V. Stanton             Vice Chairman and Director         May 4, 2001

Miles R. Greenberg           Chief Financial Officer
                             (Principal Financial
                             Officer Chief Accounting
                             Officer)                           May 4, 2001

                           CCA COMPANIES INCORPORATED

                                    CONTENTS
                                                                       Page
                                                                       ----
Independent Auditors Reports.........................................  F-2

Consolidated Balance Sheets as of June 30, 2000 and 1999.............  F-4

Consolidated Statements of Operations for the years ended
June 30, 2000, 1999 and 1998.........................................  F-6

Consolidated Statements of Stockholders' Equity for the years ended June 30, 2000, 1999 and 1998..................................  F-7

Consolidated Statements of Cash Flows for the years ended
 June 30, 2000, 1999 and 1998........................................  F-10

Notes to Consolidated Financial Statements...........................  F-13

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of CCA Companies Incorporated

We have audited the accompanying consolidated balance sheets of CCA Companies Incorporated (a Delaware corporation) and subsidiaries as of June 30, 2000 and 1999, and the related consolidated statements of income, retained earnings, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CCA Companies Incorporated and subsidiaries as of June 30, 2000 and 1999, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

                                              SPEAR SAFER HARMON & CO.
Miami, Florida
March 15, 2001

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of CCA Companies Incorporated

We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of CCA Companies Incorporated and subsidiaries for the year ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of CCA Companies Incorporated and subsidiaries for the year ended June 30, 1998 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's dependence on outside financing, recurring losses since inception and significant outflows of cash from operations, raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Miami, Florida                                                 BDO SEIDMAN, LLP
December 15, 1998

                           CCA COMPANIES INCORPORATED

                           Consolidated Balance Sheets

                             June 30, 2000 and 1999

                                   A S S E T S

                                                         2000           1999
                                                      ----------    -----------
Current Assets:
   Cash and cash equivalents                          $  215,559    $   425,662
   Accounts receivable                                         -         18,000
   Prepaid and other current assets                       65,788        165,262
   Assets of discontinued operations:
     Hotel Management                                          -              -
                                                      ----------    -----------
       Total Current Assets                              281,347        608,924

Excess of cost over fair value of assets
 acquired, net of accumulated amortization
 of $529,349 at June 30, 1999                                  -     10,014,967
Property, equipment and leasehold
  improvements, net                                    5,489,279      6,131,139
Sakhalin development costs                             2,100,000      5,251,396
Other assets                                              20,300        632,664
                                                      ----------    -----------
                                                      $7,890,926    $22,639,090
                                                      ==========    ===========

See accompanying notes to consolidated financial statements.

                           CCA COMPANIES INCORPORATED

                             June 30, 2000 and 1999

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                                      2000             1999
                                                  ------------     ------------
Current Liabilities:
   Accounts payable                               $    440,048     $    363,018
   Accrued expenses                                    406,755        1,060,904
   Income tax payable                                  144,650                -
   Notes payable                                       335,000                -
   Current portion of long-term notes payable                -          500,000
   Liabilities of Discontinued Operations:
     Food                                               49,000          203,273
     Hotel Management                                   45,000                -
                                                  ------------     ------------
         Total Current Liabilities                   1,420,453        2,127,195
                                                  ------------     ------------
Long-term notes payable                                515,900          600,000
                                                  ------------     ------------
Deferred income taxes                                  192,884                -
                                                  ------------     ------------
Minority interest in consolidated subsidiary           671,482           89,278
                                                  ------------     ------------
Commitments and contingencies

Stockholders' Equity:
   Preferred stock, par value $.01; 5,000,000
    shares authorized in 2000 and 1999,
    one share of junior preferred stock
    issued and outstanding at June 30, 1998,
    canceled in 1999                                         -                -
   Common stock, par value $.001; 50,000,000
    shares authorized in 2000 and 1999;
    16,326,666 shares issued June 30, 2000,
    and 14,014,939 shares issued June 30, 1999          16,328           14,016
   Additional paid-in capital                       47,497,489       46,892,901
   Accumulated deficit                             (42,423,610)     (27,084,300)
                                                  ------------     ------------
         Total Stockholders' Equity                  5,090,207       19,822,617
                                                  ------------     ------------
                                                  $  7,890,926     $ 22,639,090
                                                  ============     ============

See accompanying notes to consolidated financial statements.

                           CCA COMPANIES INCORPORATED

                      Consolidated Statements of Operations

                                                               Year Ended         Year Ended         Year Ended
                                                              June 30, 2000      June 30, 1999      June 30, 1998
                                                             ---------------    ---------------    ---------------
Casino Revenues                                                 6,981,758         $ 5,534,249       $          -
                                                             ------------         -----------       ------------
Operating Expenses:
   Marketing and promotional                                      333,500             360,572                  -
   General and administrative                                   6,415,452           7,566,040          3,397,974
   Compensation paid by the issuance
    of stock options and warrants                                  10,000             783,000            921,569
                                                             ------------         -----------       ------------
         Total Operating Expenses                               6,758,952           8,709,612          4,319,543
                                                             ------------         -----------       ------------
Income (Loss) from Operations                                     222,806          (3,175,363)        (4,319,543)
                                                             ------------         -----------       ------------
Other Income (Expense):
   Write-down of assets                                       (13,857,192)           (609,833)                 -
   Interest income                                                  5,658              11,114            288,518
   Interest expense                                              (423,630)           (445,105)           (74,678)
                                                             ------------         -----------       ------------
         Total Other Income (Expense)                         (14,275,164)         (1,043,824)           213,840
                                                             ------------         -----------       ------------
Foreign Income Taxes                                             (552,625)                  -                  -
                                                             ------------         -----------       ------------
Loss from Continuing Operations
   Before Minority Interest                                   (14,604,983)         (4,219,187)        (4,105,703)

Minority Interest                                                (582,204)            (89,278)                 -
                                                             ------------         -----------       ------------
Loss from Continued Operations                                (15,187,187)         (4,308,465)        (4,105,703)
                                                             ------------         -----------       ------------
Income (Loss) from Discontinued
 Operations:
   Food                                                           (64,500)           (425,175)        (2,878,863)
   Hotel Management                                               (87,623)            141,550         (5,558,506)
                                                             ------------         -----------       ------------
                                                                 (152,123)           (283,625)        (8,437,369)
                                                             ------------         -----------       ------------
Net Loss                                                     $(15,339,310)        $(4,592,090)      $(12,543,072)
                                                             ============         ===========       ============
Loss per Share of Common Stock:
   Basic and Diluted:
     Loss from continuing operations                         $      (1.01)        $     (0.34)      $       (.45)
     Loss from discontinued operations                              (0.01)              (0.02)              (.92)
                                                             ------------         -----------       ------------
Net Loss                                                     $      (1.02)        $      (.36)      $      (1.37)
                                                             ============         ===========       ============
Weighted Average Number of Common
   Shares Outstanding                                          15,234,405          12,607,037          9,175,536
                                                             ============         ===========       ============

See accompanying notes to consolidated financial statements.

                           CCA COMPANIES INCORPORATED

                 Consolidated Statements of Stockholders' Equity

                                                  Common Stock
                                                Par Value $.001
                                              ------------------                                 Junior
                                                                 Subscriptions   Additional    Preferred  Accumulated
                                                Shares    Amount  Receivable   Paid-In Capital   Stock      Deficit       Total
                                              ---------- ------- ------------- ---------------  ------- -------------  ------------
Balance - June 30, 1997                        6,385,404 $ 6,386    $ -         $16,672,672     $ -     $ (9,949,138)  $  6,729,920
Net proceeds from exercise of over allotment
   option                                        330,000     330      -           1,447,239       -                -      1,447,569
Conversion of debentures                          73,000      73      -             364,927       -                -        365,000
Issuance of common stock in exchange for
   professional services                           5,000       5      -              26,245       -                -         26,250
Issuance of common stock as part of the
   Sakhalin business acquisition               2,000,000   2,000      -          10,398,000       -                -     10,400,000
Issuance of common stock in consideration
   for rights and interests held by Sovereign    200,000     200      -           1,049,800       -                -      1,050,000
Issuance of common stock in consideration
   for securing the Far East Consortium
   Management Agreements                         950,000     950      -           3,490,300       -                -      3,491,250
Sale of common stock ($5.14 per share) from
   December 1997 to February 1998              2,044,763   2,045      -           8,952,625       -                -      8,954,670
Exercise of options at $2.00 per share             7,881       8      -              15,754       -                -         15,762
Options issued in consideration of the
   acquisition of the Sakhalin business                -       -      -           1,091,820       -                -      1,091,820
Options and warrants issued as compensation
   for consulting services                             -       -      -             921,569       -                -        921,569
Options issued in exchange for legal services          -       -      -             285,619       -                -        285,619
Services performed by Officer charged
   to compensation  and treated as a
   contribution to capital                             -       -      -              90,000       -                -         90,000
Issuance of junior preferred stock -
  (1 share outstanding)                                -       -      -                  -        -                 -             -
Net loss for 1998                                      -       -      -                  -        -      (12,543,072)   (12,543,072)
                                              ---------- -------    ---        -----------      ----    ------------  -------------
Balance - June 30, 1998                       11,996,048  11,997      -         44,806,570         -     (22,492,210)    22,326,357


See accompanying notes to consolidated financial statements.

                           CCA COMPANIES INCORPORATED

                                                  Common Stock
                                                Par Value $.001
                                              ------------------                                 Junior
                                                                 Subscriptions   Additional    Preferred  Accumulated
                                                Shares    Amount  Receivable   Paid-In Capital   Stock      Deficit       Total
                                              ---------- ------- ------------- ---------------  ------- -------------  ------------
Balance - June 30, 1998                       11,996,048 $11,997    $ -         $44,806,570     $ -     $(22,492,210)  $22,326,357

Cancellation of shares issued to FEC at
   $1.50 per share                              (700,000)   (700)     -          (1,049,300)      -                -    (1,050,000)
Sale of common stock                           2,053,201   2,053      -           1,674,547       -                -     1,676,600
Issuance of common stock in consideration
   for the acquisition of Roulette                17,857      18      -             124,982       -                -       125,000
Issuance of additional stock, per Roulette
   agreement, to compensate for fall in
   stock price                                   116,813     117      -                (117)      -                -             -
Issuance of shares in exchange for services
   in acquisition of Roulette                      7,143       7      -              49,993       -                -        50,000
Issuance of shares in exchange for
   construction services in Suriname              89,000      89      -             200,161       -                -       200,250
Issuance of common stock in consideration
   for the acquisition of food technology        127,877     128      -                (128)      -                -             -
Exercise of options at $0.50 per share             7,000       7      -               3,493       -                -         3,500
Consulting services to Sakhalin project
   paid by the Issuance of shares                300,000     300      -             224,700       -                -       225,000
Non-employee directors compensated by the
   issuance of options                                 -       -      -             233,000       -                -       233,000
Compensation charges incurred by reducing
   the exercise price of 1,462,500 options and
   warrants granted to directors and others            -       -      -             550,000       -                -       550,000
Consulting  services paid by the issuance
   of warrants                                         -       -      -              75,000       -                -        75,000
Cancellation of Junior Preferred Stock
   (one share outstanding in 1998)                     -       -      -                   -       -                -             -
Net loss for 1999                                      -       -      -                   -       -       (4,592,090)   (4,592,090)
                                              ---------- -------    ---         -----------     ---     ------------   -----------
Balance - June 30, 1999                       14,014,939 $14,016    $ -         $46,892,901     $ -     $(27,084,300)  $19,822,617


See accompanying notes to consolidated financial statements.

                           CCA COMPANIES INCORPORATED

                                                  Common Stock
                                                Par Value $.001
                                              ------------------                                 Junior
                                                                 Subscriptions   Additional    Preferred  Accumulated
                                                Shares    Amount  Receivable   Paid-In Capital   Stock      Deficit       Total
                                              ---------- ------- ------------- ---------------  ------- -------------  ------------
Balance - June 30, 1999                       14,014,939 $14,016    $ -         $46,892,901     $ -     $(27,084,300)  $19,822,617

Issuance of common stock to consultant
 as bonus per contract                           250,000     250      -              24,750       -                -        25,000

Issuance of shares upon conversion of
 principal and interest of loan from Danville  1,481,060   1,481      -             194,019       -                -       195,500

Issuance of shares in consideration for
 legal services                                  150,000     150      -              19,850       -                -        20,000

Issuance of shares to consultant
 for services                                    264,000     264      -              65,736       -                -        66,000

Sale of common stock at $0.75 per share          166,667     167      -             124,833       -                -       125,000

Repricing of warrants and options                      -       -      -              20,000       -                -        20,000

Warrants issued in connection with debt                -       -      -             155,400       -                -       155,400

Net loss for 2000                                      -       -      -                  -        -      (15,339,310)  (15,339,310)
                                              ---------- -------    ---         -----------     ---     ------------   -----------
Balance - June 30, 2000                       16,326,666 $16,328    $ -         $47,497,489     $ -     $(42,423,610)  $ 5,090,207
                                              ========== =======    ===         ===========     ===     ============   ===========

See accompanying notes to consolidated financial statements.

                           CCA COMPANIES INCORPORATED

                      Consolidated Statements of Cash Flows

                                                            Year Ended                 Year Ended                Year Ended
                                                           June 30, 2000              June 30, 1999             June 30, 1998
                                                          ---------------            ---------------           ---------------
Operating Activities:
   Net loss                                              $    (15,339,310)          $     (4,592,090)         $    (12,543,072)
                                                         ----------------           ----------------          ----------------
   Adjustments to reconcile net loss to net cash
    used in operating activities, net of effect of
    acquisition -
     Loss from discontinued operations                            152,123                    283,625                 8,437,369
     Minority interest                                            582,204                     89,278                         -
     Compensation paid by the issuance of
      stock options and warrants                                   20,000                    783,000                   921,569
     Write-down of assets                                      13,857,192                    609,833                   554,262
     Depreciation and amortization                                784,462                    499,494                    16,168
     Interest accrued treated as
      contribution to capital                                      10,500                          -                         -
     Services performed by Officer charged
      to compensation and treated as a
      contribution to capital                                           -                          -                    90,000
     Legal services provided by shareholder                        20,000                    114,619                   171,000
     Consulting services provided for
      common stock                                                 91,000                     75,000                    26,250
     Amortization of goodwill                                     351,475                    351,475                   177,874
     Deferred income taxes                                        192,884                          -                         -
     Changes in current assets and liabilities:
       Accounts receivable                                         18,000                    (12,875)                        -
       Prepaid expenses and other current assets                   99,474                    348,017                  (299,531)
       Accounts payable and accrued  expenses                    (432,469)                   (60,539)                1,429,461
                                                         ----------------           ----------------          ----------------
         Total Adjustments                                     15,746,847                  3,080,927                11,524,422
                                                         ----------------           ----------------          ----------------
     Net Cash Provided (Used) by
       Continuing Operations                                      407,537                 (1,511,163)               (1,018,650)

        Net Cash Used by Discontinued Operations                 (261,396)                  (355,322)               (3,179,133)
                                                         ----------------           ----------------          ----------------
Net Cash Provided (Used) by Operating Activities                  146,141                 (1,866,485)               (4,197,783)
                                                         ----------------           ----------------          ----------------
Investing Activities:
   Property, equipment and leasehold
    improvements                                                 (142,602)                (3,642,111)               (2,250,193)
   Deposits on assets                                            (115,208)                         -                  (422,015)
   Project development costs and other                           (305,000)                   (42,813)               (4,308,637)
   Construction finance costs and other                            (9,734)                  (313,364)                 (344,300)
   Cash from acquisition, net of funds acquired                         -                          -                   544,632
   Funds applied against (used for)
    loans and notes receivable                                          -                     57,252                  (877,085)
                                                         ----------------           ----------------          ----------------
         Net Cash Used for Continued Operations                  (572,544)                (3,941,036)               (7,657,598)

         Net Cash Provided (Used) for
            Discontinued Operations                                     -                  1,810,000                (4,570,325)
                                                         ----------------           ----------------          ----------------
Net Cash Used in Investing Activities                            (572,544)                (2,131,036)              (12,227,923)
                                                         ----------------           ----------------          ----------------


See accompanying notes to consolidated financial statements.

                           CCA COMPANIES INCORPORATED


                                                            Year Ended                 Year Ended                Year Ended
                                                           June 30, 2000              June 30, 1999             June 30, 1998
                                                          ---------------            ---------------           ---------------
Financing Activities:
   Warrants issued for debt                              $        155,400           $             -           $              -
   Net proceeds from initial public offering                            -                         -                  1,447,569
   Proceeds from sale of common stock                             310,000                  1,603,500                 8,970,432
   Cash advance to (repayment by)
    Suriname Casino                                               (50,000)                    50,000                         -
   Borrowings                                                     800,000                  2,426,600                         -
   Repayments of notes payable                                   (999,100)                (1,250,000)                 (114,672)
                                                         ----------------           ----------------          ----------------
Net Cash Provided by Financing Activities                         216,300                  2,830,100                10,303,329
                                                         ----------------           ----------------          ----------------
Net Increase (Decrease) in Cash and
 Cash Equivalents                                                (210,103)                (1,167,421)               (6,122,377)
Cash and Cash Equivalents, Beginning of Year                      425,662                  1,593,083                 7,715,460
                                                         ----------------           ----------------          ----------------
Cash and Cash Equivalents, End of Year                   $        215,559           $        425,662          $      1,593,083
                                                         ================           ================          ================

See accompanying notes to consolidated financial statements.

                                        CCA COMPANIES INCORPORATED
                            Consolidated Statements of Cash Flows (Continued)

                                                            Year Ended                 Year Ended                Year Ended
                                                           June 30, 2000              June 30, 1999             June 30, 1998
                                                          ---------------            ---------------           ---------------
Supplemental Disclosures of Cash Flow
 Information:
   Cash paid during the period for:
     Interest                                                   $375,817                    $325,778               $         -
     Foreign income tax                                          200,384                           -                         -
   Non-cash transactions:
     Issuance of common stock in order to
      secure convertible debt                                          -                      76,600                   365,000
     Issuance of common stock in consideration
      for the Sakhalin Business Acquisition                            -                           -                10,400,000
     Options issued in consideration for
       the Sakhalin Business Acquisition                               -                           -                 1,091,820
     Issuance of common stock in consideration
      for the acquisition of Sovereign's rights
      and interests                                                    -                           -                 1,050,000
     Issuance of common stock to consultants for
      services                                                    91,000                     225,000                         -
     Issuance of common stock in consideration
      for the investment in Roulette                                   -                     175,000                         -
     Issuance of common stock to construction
      contractor of Suriname Casino                                    -                     200,250                         -
     Cancellation of convertible debentures
      against loan receivable                                          -                           -                   210,000
     Stock issued in consideration for the
      acquisition of agreements                                        -                           -                 3,491,250
     Cancellation of common stock as part of
      termination of the Hotel Management
      Agreements                                                       -                  (1,050,000)                        -
     Shares from debt conversion                                 195,500                           -                         -
     Compensation charges incurred on reducing
       exercise price of options and warrants
       granted to directors and others                            20,000                     550,000                         -
     Issuance of warrants for consulting services                      -                      75,000                         -
     Non-employee directors compensated by
       issuance of options                                             -                     233,000                         -
     Issuance of shares in consideration for
       legal services                                             20,000                           -                         -


See accompanying notes to consolidated financial statements.

                           CCA COMPANIES INCORPORATED

                   Notes to Consolidated Financial Statements

                    Years Ended June 30, 2000, 1999 and 1998

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              The Company - During the fiscal year ended June 30, 1998, CCA Companies Incorporated (the "Company") changed its name from Conserver Corporation of America. The Company was considered a development stage Company until March 1998.

              Subsidiaries - The consolidated financial statements include the accounts of the Company and its subsidiaries. The active subsidiaries are Sakhalin General Trading and Investments Ltd. ("SGTI"), Sakhalin City Center Ltd. ("SCC"), Dorsett Hotel & Resorts Inc. ("Dorsett") and Suriname Leisure Company A.V.V. ("SLC") and are based and operating in Cyprus, Russian Federation, the United States and Suriname, respectively. The inactive subsidiaries are Dorsett Hotels and Resort International (m)Snd. Bhd. ("DHRI"), and Roulette Kft. ("Roulette") (majority shareholding disposed of in December 1998) and are based in Malaysia and Hungary, respectively.

              Nature of Operations - The Company's principal line of operation is to provide gaming services through the ownership and management of a Casino in Suriname. In addition, the Company is in the planning and design stage relating to a Casino and mountain resort project on Sakhalin Island and is actively pursuing other opportunities.

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

              Excess Cost over Fair Value of Assets Acquired - The Company reviews the recoverability of the excess cost over the fair value of assets acquired on an on going basis and, accordingly, has determined that recoverability of goodwill associated with the SGTI assets acquired is doubtful and accordingly, the unamortized balance has been written off in fiscal 2000 (see Note 2). Historically, the excess cost over the fair value of assets acquired has been amortized, on a straight-line basis, over the estimated future periods to be benefited (30 years).

              Property, Equipment and Leasehold - Property and equipment is recorded at cost. Depreciation and amortization is computed by the straight-line method based on the estimated useful lives (3 - 5 years) of the related assets. Leasehold improvements are amortized over the shorter of the life of the asset or the lease.

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

              Stock Based Compensation - SFAS No. 123, "Accounting for Stock Based Compensation" establishes a fair value method for accounting for stock-based compensation plans either through recognition or disclosure. The Company did not adopt the fair value based method for employees but instead discloses the pro forma effects of the calculation required by the statement. (See Note 10)

              Impairment of Long-Lived Assets - The Company utilizes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". Under the provisions of this statement, the Company has evaluated its long-lived assets for financial impairment, and will continue to evaluate them as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable.

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

              The Company recorded charges of approximately $610,000 for the year ended June 30, 1999 relating to Roulette, $4,200,000 for the year ended June 30, 1998 relating to Dorsett (see Note 3) and $305,000 for costs of a management contract for the Ramallah Project (see Note 2) and $13,552,000 relating to SGTI and SCC (See
              Note 2) for the year ended June 30, 2000 as a result of a financial impairment of several of its long-lived assets.

              Earnings Per Share - Basic net loss per share of common stock is based on the weighted average number of common shares outstanding during each period. Diluted loss per share of common stock is computed on the basis of the weighted average number of common shares and common shares equivalent securities outstanding. Securities having an anti-dilutive effect are excluded from the calculation.

              The weighted average number of common shares outstanding for all periods presented retroactively reflects stock splits and reverse stock splits effected by the Company.

              Options amounting to 4,934,619 for the year ended June 30, 2000, 4,062,619 for the year ended June 30, 1999, and 3,169,619 for the year ended June 30, 1998 and warrants amounting to 5,369,013 for the year ended June 30, 2000, 3,819,012 for the year ended June 30, 1999 and 2,260,678 for the year ended June 30, 1998 have not been included in the computation of net loss per common stock-diluted because of their anti-dilutive effect.

              Foreign Currency Translation - The statutory currencies in the countries in which the Company's subsidiaries are based are the Cyprus Pound, the Russian Ruble, the Malaysian Ringgit, the United States Dollar, the Suriname Guilder and the Hungarian Forints. The reporting currency is the U.S. Dollar.

              For 1999, the Company determined that the functional currency for its subsidiaries, SGTI and SLC, is the United States Dollar. All assets and liabilities, materially all contracts, transactions and normal business activities have been transacted, conducted, negotiated and recorded in U.S. Dollars. It is the Company's position that the operations of the Company are not integrally connected to the currencies of Cyprus and Suriname. Pursuant to Financial Accounting Standards Board Statement No. 52, "Foreign Currency Translation" (FAS 52), the Company's Russian subsidiary, SCC, is situated in a highly inflationary economy. Accordingly, SCC's functional currency will be the U.S. Dollar.

                           CCA COMPANIES INCORPORATED

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

              For 1998, the financial statements for its subsidiaries outside the U.S. have been translated to U.S. Dollars using a methodology consistent with Statement of Financial Accounting Standards (SFAS) No. 52, Foreign Currency Translation. Assets and liabilities are translated to U.S. Dollars at the rates prevailing on the balance sheet dates and the statements of operations have been translated from the functional currencies to U.S. Dollars using average exchange rates for the applicable years. As of June 30, 1998, the cumulative foreign currency translation adjustment was insignificant, and therefore, not disclosed as a separate component of stockholders' equity. Exchange losses of approximately $79,000 for the year ended June 30, 1998, are included in general and administrative expenses in the accompanying consolidated statements of operations.

              Recent Pronouncements

              In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires the recognition of the fair value of all derivative instruments on the balance sheet. Subsequent to the issuance of SFAS 133, the FASB received many requests to clarify certain issues causing difficulties in implementation. In June 2000, the FASB issued SFAS 138, which responds to those requests by amending certain provisions of SFAS
              133. These amendments include allowing foreign-currency exposures that reduce the need for third-party derivatives and redefining the nature of interest rate risk to avoid sources of ineffectiveness. The impact of adopting SFAS 133, as amended by SFAS 138, is not significant.

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

              In February 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 135 "Recission of FASB Statement No. 75 and Technical Corrections", which is effective for financial statements issued after February 15, 1999. There is no impact to the Company's financial reporting or presentation due to the adoption of SFAS No. 135.

              In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on the recognition, presentation and disclosure of revenues in financial statements and requires adoption no later than the fourth quarter of fiscal 2001. There is no impact to the Company's financial reporting or presentation due to the adoption of SAB 101.

                           CCA COMPANIES INCORPORATED

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

              Reclassifications - Certain prior year balances have been reclassified to conform to the 2000 presentation.

NOTE 2 - LINES OF BUSINESS

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

              In August 1997, the Company announced that it was diversifying beyond its sole line of business of marketing, distributing and otherwise commercially exploiting its food technology product and was exploring new lines of business in the hotel and casino industry (the "New Lines of Business"). At a Special Meeting of Stockholders held in December 1997, the Company's stockholders voted on and approved various proposals regarding the New Lines of Business and New Business Opportunities as described herein.

              SAKHALIN ISLAND (RUSSIAN FEDERATION) CASINO AND RESORT

              Commencing in 1997, the Company acquired rights and secured property under a 101-year lease, at no annual cost, on a ten acre site to build and operate a 140 million-dollar 450-room year round hotel/casino resort. The Company initially planned to have 70 tables and 350 slot machines with the intent to add additional gaming equipment. The site is located in the center of the City of Yuzhno-Sakhalinsk ("City") on Sakhalin Island (the "Sakhalin Project"). Sakhalin Island is a Russian territory located just north of Japan. This proposed hotel/casino, if built, would be easily accessible for gaming activities from Japan, China, Korea, and the Russian mainland. Further development was planned at a nearby ski mountain. The Company will manage both the hotel resort and the casino for a management fee equal to 3% of revenues, as defined, as well as an incentive fee of 10% of gross profits.

              Since that time, the Company has entered into numerous discussions and several agreements in attempts to raise capital to finance the Sakhalin Project without success. In 2000, due to the Company's failure to proceed and based on the its evaluation of assets for financial impairment as required by SFAS No. 121, certain capitalized expenditures and goodwill (the excess of the aggregate purchase price over the fair market value of net assets acquired), net of amortization, totaling approximately $13,552,000 have been written down (see Note 1). The Company is continuing to explore additional possibilities to finance the project and protect its investment.

                           CCA COMPANIES INCORPORATED

NOTE 2 - LINES OF BUSINESS (CONTINUED)

              The Company believes that its outlay to secure the lease with the City for the land and an existing ski resort and the money expended principally for demolition and the relocation of the residents living on the site has not been financially impaired. Accordingly, approximately $2,100,000 expended in connection with the lease and demolition remains on the Company's accounts.

              In addition to granting the lease, the City has committed contractually that it will not permit the several small existing casinos to increase their floor areas or extend the range of their operations without the written approval of SCC. The Company will also have certain rights to participate in the development and management of any future casinos within the jurisdiction of the City.

              ORDER OF EVENTS

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

              In December 1997, the Company completed the acquisition of 100% of the shares of SGTI in exchange for 2,000,000 shares of its common stock. The Company also acquired all rights and interests of Sovereign in exchange for 200,000 shares of common stock to the owners of Sovereign. In addition, two directors of the Company were granted options to purchase 300,000 and 200,000 shares of common stock at an exercise price equal to $6.125 per share in exchange for their services relating to the acquisition of SGTI ("Sakhalin Options"). The Sakhalin Options have subsequently expired unexercised.

              The Company's common stock was valued at $5.20 per share on the date the acquisition was completed and as such, the value attributed to the 2,000,000 shares of the Company's common stock issued to the owners of SGTI was $10,400,000. The Sakhalin Options were valued at $1,091,819 and capitalized as part of the purchase price of SGTI. The Company's common stock issued to the owners of Sovereign was valued at $5.25 per share on the date the assignment agreement was consummated. Thus the value attributed to the shares was $1,050,000.

                           CCA COMPANIES INCORPORATED

NOTE 2 - LINES OF BUSINESS (CONTINUED)

              As part of the Sakhalin Agreement, the Company paid $3,000,000 to SGTI. The advance has been eliminated in consolidation as an inter-company account.

              The acquisition was accounted for as a purchase and accordingly the results of operations of SGTI have been included in the Company's consolidated financial statements since the date of acquisition.

              The transaction was recorded as follows:

              Common stock and options issued                       $11,491,819
              Acquisition costs                                         193,885
                                                                    -----------

              Purchase price                                         11,685,704
                                                                    -----------

              Construction in progress acquired                       3,638,957
              Liabilities assumed                                    (3,340,925)
              Other assets                                              843,356
                                                                    -----------

              Fair value of net assets acquired                       1,141,388
                                                                    -----------

              Excess of aggregate purchase price over the fair
                market value of the net assets acquired             $10,544,316
                                                                    ===========

              The excess of the aggregate purchase price over the fair market value of net assets acquired was being amortized over 30 years on a straight-line basis. During the fiscal year ending 2000, the Company wrote off the remaining goodwill.

              For the fiscal year ending June 30, 2000 and 1999, SGTI and SCC were subsidiaries of the Company.

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

                           CCA COMPANIES INCORPORATED

NOTE 2 - LINES OF BUSINESS (CONTINUED)

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

              In June 1999, the Company entered into an agreement ("Financing Agreement") with the Arter Group Limited ("Arter") and Valmet S.A. ("Valmet") (See Notes 4 and 8). According to the agreement, Arter and Valmet will negotiate on the Company's behalf to acquire financing of 70% of the Sakhalin Project's total estimated cost. The remaining 30% will be injected as equity financing arranged by the Company. In consideration for the additional equity raised, the Company's ownership in the SCC will increase to 80% (from the 65% the Company currently owns). The Sakhalin Oblast Government and the City will own the remaining 20% of SCC, subject to final negotiations. If Arter and Valmet are successful obtaining a commitment for funding that is acceptable to Company, as defined by the agreement, the Company would arrange to transfer a percentage of its interest in SGTI to Arter and Valmet. The proposed structure of ownership shall be as follows:

              CCA 50% shares of SGTI - effective ownership in the Sakhalin project of 40%

              Arter 31.25% shares of SGTI - effective ownership in the Sakhalin project of 25%

              Valmet 18.75% shares of SGTI - effective ownership in the Sakhalin project of 15%


              CCA can terminate the agreement with sixty days notice to all parties in writing at any time prior to Arter and Valmet securing sufficient funding for the completion of the project.

              The Sakhalin Project requires substantial financing to progress further. In November 1999, the Company submitted a loan application for financing to the Sberbank, a Russian Federation bank, for financing of $106.8 million which has not been successful to date. If financing is not obtained, the Company may be forced to abandon the project. If the Company is forced to abandon the project, the Company will attempt to market the plans, licenses and rights in order to recover as much of the historic expenditures as possible. The Company is unable at this time to quantify what recoveries it will attain, if any.

                           CCA COMPANIES INCORPORATED

NOTE 2 - LINES OF BUSINESS (CONTINUED)

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

              As a result of the failure of FEC to comply with the terms of the Hotel Management Agreements, the parties to the agreements reached a settlement in November 1998 to terminate the agreements and exchange mutual releases of related obligations. According to the terms of the settlement, CCA received $450,000 in cash, the return of 700,000 shares of previously issued stock and retained $1,625,000 previously paid as management fees and loans. (See Note
              3)

                           CCA COMPANIES INCORPORATED

NOTE 2 - LINES OF BUSINESS (CONTINUED)

              THE SURINAME CASINO AND THE CASINO LEASE

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

              Pursuant to the Suriname Casino Agreement, the Company's fully owned subsidiary Dorsett, entered into the "Suriname Casino Management Agreement" with SLC to manage the Suriname Casino. As of June 30, 1999, the Company had advanced approximately 4.6 million dollars to SLC for this project, of which approximately
              4.0 million dollars was spent for property, equipment and leasehold improvements. The Company retains a lien and security interest in the property and equipment until the advance is paid back by SLC. Repayment is subject to certain restrictions based upon an obligation to repay a loan received from Parbhoe. (See
              Note 7) As of June 30, 2000 the amount owing from SLC to CCA towards loans and interest costs approximated $3,657,000 of which $3,109,028 is eliminated in consolidation.

              The Suriname Casino Management Agreement provides for fifteen years exclusive operating rights of the Suriname Casino for a base fee equal to three percent of revenues, as defined, plus an incentive fee of ten percent of gross profits, as defined.

              Initially, the Company operated a small temporary casino commencing October 1998. The permanent casino facility was completed and opened in March 1999, which is when the Company vacated the temporary facility. The Suriname casino currently occupies two leased floors, totaling about 20,000 square feet, in the Plaza Hotel, which is in downtown Paramaribo. The casino has approximately 20 gaming tables, approximately 161 slot machines and a 50-seat restaurant.

              The Company leased the Casino premises from Parbhoe.  (See Note 9)

              BUDAPEST CASINO

              In April 1998, the Company's wholly owned subsidiary, Dorsett entered into an agreement with Casino Bahia De Cadiz S.A. ("CBC") and Mrs. Teresa Juste Picon, ("Juste") to purchase a 95% interest in the equity of Roulette, a Hungarian limited liability company. Roulette owned and operated the Orfeum Casino in Budapest. In addition and as part of the agreement, the Company acquired receivables of 1.5 million dollars due to CBC and Juste under loan agreements and lease agreements with Roulette. For arranging the transaction, the Company paid a minority shareholder of Roulette a fee of $75,000 that was capitalized as part of the Company's investment.

                           CCA COMPANIES INCORPORATED

NOTE 2 - LINES OF BUSINESS (CONTINUED)

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

              At June 30, 1999, the Company wrote off its entire investment in Roulette as delineated below:

              Investment in Roulette                                  $ 300,000
              Loans to Roulette                                         608,311
                                                                      ---------
                                                                        908,311

              Less:  Loss from the Roulette subsidiary                 (298,478)
                                                                      ---------
                                                                        609,833

              Less:  Balance of investment written off                 (609,833)
                                                                      ---------
                                                                      $       -
                                                                      =========

                           CCA COMPANIES INCORPORATED

NOTE 2 - LINES OF BUSINESS (CONTINUED)

              RAMALLAH CASINO

              On March 24, 2000, Dorsett entered into a Casino Management Agreement (the "Ramallah Casino Agreement") with the Ramallah Hotel and Casino Company Ltd. to provide technical advice, developmental services and to manage a Casino in Ramallah on the West Bank. Subsequent to that time, acts of war, insurrection and riots have occurred on the West Bank and in Israel. As provided by the contracts, all obligations to proceed under the contract have been suspended while the disturbances exist. The Company incurred approximately $305,000 in costs associated with entering the Ramallah Casino Agreement which, based upon the circumstances have been written-off. (See Note 1)

              BUSINESS, POLITICAL AND ECONOMIC CONDITIONS

              The Company's operating activities are taking place principally in Suriname. Suriname has experienced within the last three years significant devaluation of its currency.

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

                           CCA COMPANIES INCORPORATED

NOTE 3 - DISCONTINUED OPERATIONS

              The results of operations of the food preservation business through June 30, 2000 that have been classified as a loss from discontinued operations are as follows:


                                                 Year Ended June 30,
                                         ------------------------------------
                                           2000         1999         1998
                                         --------    ---------    -----------

              Revenues                   $     -     $      -     $     9,879
              Costs and expenses           64,500      425,175      2,888,742
                                         --------    ---------    -----------
              Loss from discontinued
                operations               $ 64,500    $ 425,175    $ 2,878,863
                                         ========    =========    ===========


              Included in Costs and Expenses are provisions for loans made to the Food Division of $1,620,830 in 1998.

              HOTEL MANAGEMENT

              As a result of the termination of the Hotel Management Agreements between Dorsett, FEC and DHR in November 1998 and the subsequent dismissal of the hotel management employees in April 1999, the Company had no active hotel management operating business. The Company discontinued this line of business and reflected the related income, assets and liabilities as discontinued operations. The Company recorded a charge of 4.2 million dollars in 1998 to write down the carrying value of the Hotel Management Agreements, assets and trade names. (See Note 2)

              The results of operations of the hotel management business through June 30, 2000 that have been classified as a loss from discontinued operations are as follows:


                                                  Year Ended June 30,
                                          ------------------------------------
                                            2000         1999          1998
                                          --------     --------    -----------

              Revenues                    $     -      $363,301    $   639,741
              Costs and expenses            87,623      221,751      6,198,247
                                          --------     --------    -----------
              Income (loss) from
               discontinued operations    $(87,623)    $141,500    $(5,558,506)
                                          ========     ========    ===========

                           CCA COMPANIES INCORPORATED

NOTE 3 - DISCONTINUED OPERATIONS (CONTINUED)

              Unforeseen litigation relating to discontinued operations occurred subsequent to the final accountings and required expenditures during the year. The Company currently does not anticipate any further activity connected with discontinued operations. No tax benefit due to the loss from discontinued operations has been recorded due to the Company's uncertainty regarding future earnings.

NOTE 4 - PUBLIC OFFERINGS AND PRIVATE PLACEMENTS

              In July 1997, the Company's underwriter exercised its over allotment option, that it received during the initial public offering in 1997, to purchase an aggregate of 330,000 shares of common stock at $5.00 per share, resulting in the Company receiving additional net proceeds of approximately $1,448,000. Aggregate net proceeds to the Company from the IPO amounted to approximately $10,307,000. At the time of the IPO, the underwriters obtained Underwriters' Warrants to purchase 220,000 shares of common stock exercisable for a period of four years at $8.25 per share.

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

              At the end of the term of the agreement, provided that the Casino Consultant was not in breach of the Casino Consulting Agreement, the Casino Consultant was entitled to receive a $250,000 bonus. At that time, the Casino Consultant agreed to accept 250,000 shares of the Company's common stock in place of the $250,000 bonus due to him. In December 1999, when the consulting contract expired, the stock was delivered (market price per share - $0.13). (See
              Note 8)

              In September 1998, 89,000 shares of the Company's common stock were issued to Maritime Services Corporation ("MSC"), the building contractor for the Suriname casino. These shares were issued at a price of $2.25 per share or $200,250, which MSC agreed to accept as consideration and payment towards its construction contract with SLC. (Notes 8 and 9)

                           CCA COMPANIES INCORPORATED

NOTE 4 - PUBLIC OFFERINGS AND PRIVATE PLACEMENTS (CONTINUED)

              In January 1999, Stanton & Associates ("Stanton"), an entity controlled by one of the Company's directors, accepted 153,200 shares at $0.50 per share of the Company's common stock against the principal and interest of $76,600 that it was owed. (See Notes 7 and 8)

              During the year ended June 30, 1999, the Company received $1,676,600 from the sale of 2,053,200 shares of common stock to private investors. At the time of the sale of common stock, the Company issued warrants to purchase 1,280,334 shares of the Company's common stock exercisable for periods ranging from 1 to 4 years and at exercise prices of $1.00. An additional 25,000 warrants with an exercise period of one year and an exercise price of $2.00 per share were issued. All warrant exercise prices exceed the market value of the stock at the dates that they were issued.

              During the year ended June 30, 1999, the Company issued 300,000 shares of its common stock at $0.75 per share to Valmet, a consultant, for services performed relating to the Sakhalin project. At the same time, the Company issued 150,000 two year warrants to Valmet with an exercise price of $1 and valued at $25,000. (See Notes 2 and 8)

              In July and August 1999, the Company received $125,000 from two investors for the purchase of 166,667 shares of the Company's common stock at market value ($0.75 per share). In addition, the Company agreed to issue warrants to purchase 83,334 shares of the Company's common stock, at $1.00 per share to these investors. The warrants can be exercised at any time and expire in two to three years from the issuance date. (Note 10)

              In October 1999, the Company obtained financing through a Convertible Note of $350,000 from Danville Investments Pty. Ltd., Australia ("Danville"). During the term of the Note or until the full amount of the loan had been repaid, Danville had the option to convert the outstanding principal plus the then accrued interest due on the loan into shares of common stock of the Company. Such conversion would be at a price equal to the five-day average market closing price ending on the day prior to the day of conversion. Danville, in December 1999, exercised its option to convert $185,000 of the principal of the loan plus accrued interest of $10,500 into 1,481,060 shares of the Company's stock based on the five day average stock price of $0.132 per share. (Notes 7 and 10)

              In November 1999, the Company, at its annual meeting of the stockholders, granted the Board of Directors the authority to effect a 1 for 10 reverse split of its common stock on or before March 28, 2000. The Board elected not to exercise its authority to effect the reverse split and the expiration date for the action passed.

              In March 2000, the Company issued 264,000 shares of its common stock at $0.25 per share to a consultant, Michael Davis, in settlement for consulting fees and reimbursable business expenses.

                           CCA COMPANIES INCORPORATED

NOTE 5 - PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

              At June 30, property, equipment and leasehold improvements consist of the following:

                                                       2000            1999
                                                   -----------     -----------

              Office equipment and other assets    $   384,977     $   358,591
              Casino and restaurant equipment        1,972,894       1,856,678
              Vehicle                                    6,500           6,500
              Leasehold improvements                 4,426,767       4,426,767
              Construction in progress               2,100,000       5,251,396
                                                   -----------     -----------
                                                     8,891,138      11,899,932

              Less:  Accumulated depreciation       (1,301,859)       (517,397)
                                                   -----------     -----------
                                                   $ 7,589,279     $11,382,535
                                                   ===========     ===========


              Depreciation expense is $784,462 for the year ended June 30, 2000, $499,494 for the year ended June 30, 1999 and $16,168 for the year ended June 30, 1998.


NOTE 6 - INCOME TAXES

              CCA AND DORSETT

              At June 30, 2000, the CCA and Dorsett had United States net operating loss carryforwards ("NOL") of approximately $7,663,000 that expire through 2015. In the event of a change in ownership of the Company, the utilization of the NOL will be subject to limitation under certain provisions of the United States Internal Revenue Code. In addition, at June 30, 2000, CCA and Dorsett had capital loss carryovers of approximately $5,494,000 which generally can only be used to offset capital gains. Unused capital losses are carried forward indefinitely until they can be used against future capital gains.

                           CCA COMPANIES INCORPORATED

NOTE 6 - INCOME TAXES  (CONTINUED)

              DHRI AND ROULETTE

              The Company's subsidiaries DHRI and Roulette experienced substantial losses. DHRI and Roulette closed operations and liquidated their net assets and are currently dormant. The Company does not anticipate, at this time, any future earnings against which losses may be applied. Accordingly, the Company has not provided for deferred tax assets for DHRI and Roulette.

              SCC

              At June 30, 2000, the SCC had net operating loss carryforwards ("NOL") of approximately $5,065,000 that expire through 2006. The carryforward is limited to 20% of the loss per year for five consecutive years.

              SCC will be subject to Russian Corporate tax on taxable profits and gambling tax once the Sakhalin Project commences operations. Currently, the Federal profit tax is 11% and the regional tax can be as high as 19%. In addition, gambling tax is levied based on fixed rates per gambling table, betting booking office and slot machines.

              Repatriation of profits generated by SCC in the Russian Federation by CCA may be highly regulated by the Russian Central Bank and the Taxing Authority. Any transfers of funds to entities outside the Russian Federation require special authorization from the Central Bank and the payment of dividends are subject to heavy double taxation laws. The Company believes that once the Sakhalin Project commences operations, the Russian Central Bank and the Taxing Authority will make profit repatriation concessions available.

              SGTI

              SGTI, which holds the Company's investment in SCC, is incorporated in Cyprus. Companies that are registered in Cyprus but are managed and controlled outside of Cyprus are not liable for tax on income occurring, derived and received outside of the country.

              SURINAME CASINO

              In 1999, SLC requested that the Government of Suriname (the "Government") grant it certain concessions regarding the imposition of taxes and import duties under the Suriname Investment Act. To date the Government has not granted the Company any relief. The Company is continuing to pursue the concessions but, according to legal counsel, a favorable ruling is questionable.

                           CCA COMPANIES INCORPORATED

NOTE 6 - INCOME TAXES (CONTINUED)

              In 2000, SLC has provided for income taxes payable to the Government based on a tax rate of 50% of the net taxable income since its inception based on the Suriname Hazard Games Act of 1962. The Act states that income tax is levied at a rate of 50% of proceeds from the hazard games industry (which includes Casinos). SLC made no provisions for income tax or duties in the past based on opinions from Counsel regarding tax concessions that should have been granted. SLC is still pursuing tax incentives and entitlements that it believes according to Suriname law are available.

              In June 2000 the Suriname Government arbitrarily assessed and demanded that SLC pay $161,765 for the calendar year 1998 and $42,600 for the calendar year 1999 against tax and penalties that may be owed. Subsequently, the Government arbitrarily assessed an additional tax of $110,000 for the calendar year 2000. After the assessments were imposed, the Company submitted tax accountings to the Government documenting actual tax liability payable of approximately $375,000 based on no Suriname tax concessions being granted.

              Subsequent to June 2000, the Government of Suriname imposed import duties on the SLC's operating assets. SLC accrued and capitalized the amount assessed as of June 30, 2000 and is amortizing the balance over five years commencing retroactively as of April 1, 1999. The Company is attempting to obtain an import duty waiver for the investment it made, from the Ministry of Finance in Suriname through its lawyer. However, it will be difficult to obtain a decision in the Company's favor due to the current economic conditions in Suriname.

              Further, the Ministry of Finance is trying to impose value-added tax ("VAT") on slot machines. Currently the Ministry of Finance has not completed their study and reporting to Suriname's Parliament on the issue. At this time the Company cannot quantify the amount payable, if any, for VAT on slot machines.

              Until June 30, 1998 the Company, for tax purposes, did not have any operations. All expenses incurred to that date were pre-operating and accordingly were capitalized. At the commencement of operations capitalized expenses are being amortized over sixty months.

              DEFERRED INCOME TAXES

              The income tax provision consists of the following:

              Current
              Federal                                          $      -
              State and Local                                         -
              International                                     359,741
                                                               --------
              Total current tax provision                      $359,741
                                                               --------
              Deferred
              Federal                                          $      -
              State and Local                                         -
              International                                     192,884
                                                               --------
                                                               $192,884
                                                               --------
              Total provision for income taxes                 $552,625
                                                               ========

                           CCA COMPANIES INCORPORATED

NOTE 6 - INCOME TAXES  (OPEN)  (CONTINUED)

              Items that give rise to deferred tax accounts and June 30, 2000 follows:

              Deferred tax liabilities:
              Property, plant and equipment                       $  (192,884)
                                                                  -----------
              Deferred tax assets:
              United States loss carryforwards                      4,605,000
              International (Russian) loss carryforwards            1,519,000
                                                                  -----------
              Net deferred tax asset before valuation allowances    5,931,116
              Deferred tax asset valuation allowance                6,124,000
                                                                  -----------
              Net deferred tax liabilities                        $  (192,884)
                                                                  ===========

              Realization of any portion of the Company's deferred tax asset at June 30, 2000 is dependent upon future earnings and capital gains. Due to the uncertainty of future earnings and capital gains, valuation allowances have been provided.

              Federal and State income taxes are not accrued on the cumulative undistributed earning of foreign subsidiaries because the earnings have been reinvested in the businesses of those companies. At June 30, 2000, undistributed earnings of the foreign subsidiaries totaled approximately $760,000. The determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practical.

NOTE 7 - NOTES PAYABLE

              In October of 1998, the Company borrowed $75,000 from Stanton & Associates through two Promissory Notes. Mr. James Stanton the owner of Stanton & Associates is also a director of the Company. The loan was subject to interest at the rate of 8% per annum and was payable along with accrued interest in a lump sum in January of 1999. In January 1999, Stanton accepted shares of the Company's common stock against the principal and interest due. (See Notes 4 and 8)

              In October 1999, the Company obtained financing through a Convertible Note of $350,000 from Danville Investments Pty. Ltd., Australia ("Danville"). The Company received proceeds of $215,000 that were funded net of a $135,000 discount, which was recorded as deferred interest expense. The deferred interest expense was amortized and expensed over the life of the loan. The loan was subject to interest at the rate of 15% per annum, payable in full at the maturity of the loan in April 2000. The Company was obligated to deposit on a monthly basis no less than $30,000 in a separate bank account towards payment of the loan. In addition, the Company also issued to Danville warrants to purchase Company's common stock. The Company pledged all principal payments, interest and management fees due to the Company from Suriname Leisure Company as security against the loan. Danville, in December 1999, exercised its option to convert $185,000 of the principal of the loan plus accrued interest of $10,500 into shares of the Company's stock. The Company paid off the remaining balance of $165,000 plus interest in April 2000. (Notes 4 and 10)

                           CCA COMPANIES INCORPORATED

NOTE 7 - NOTES PAYABLE (CONTINUED)

              In January 2000, the Company borrowed $300,000 from Stanton. The Company received proceeds of $283,000 that were funded net of a $17,000 discount, which was recorded as deferred interest expense. The deferred interest expense is being amortized and expensed over the life of the loan. Interest on the loan is calculated at the Wall Street Journal prime rate, payable on a monthly basis. The terms of the promissory note require that the Company repay the loan in four monthly installments of $15,000 commencing February 2000, seven monthly installments of $30,000 commencing June 2000, and a final payment of $30,000 on or before December 31, 2000. The Company granted Stanton a security interest, subordinated to Danville's interests, in all principal payments, interest and management fees due to the Company from Suriname Leisure Company and issued Stanton warrants to purchase shares of the Company's common stock. The principal amount of the loan payable at year-end was $210,000. (See Notes 8, 10 and 14)

              In March 2000, the Company borrowed $150,000 from Galileo Capital LLC ("Galileo") utilizing convertible debt. The Company received proceeds of $146,600 that was funded net of a $3,400 discount, which was recorded as deferred interest expense. The deferred interest expense is being amortized and expensed over the life of the loan. The loan is subject to interest at the rate of 10% per annum, payable in full at the maturity of the loan in October 2000. The Company is required to pay six equal monthly installments of $25,000 commencing May 2000. During the term of the loan Galileo has the option to convert the outstanding principal plus any accrued interest due on the loan into shares of the common stock of the Company. The conversion price is $0.25 per share. If Galileo exercises the conversion option, it will receive one warrant, exercisable at $0.25 per share, for every four shares of common stock it acquires. Any warrants issued on conversion of the loan as described above will terminate two years from the date of issuance or the date the underlying shares are registered, which ever is later. As additional consideration for the loan, the Company issued 150,000 warrants to Galileo to purchase shares of the Company's common stock. The warrants are exercisable at $0.25 per share and expire in two years from the date that underlying shares are registered. (See Notes 10 and 14)

              LONG-TERM

              In September 1998, CCA borrowed $600,000 from its 50% co-owner, Parbhoe, in SLC for the construction of its permanent casino facilities. Interest on the loan is calculated using an interest rate of 3% per month. (See Note 9)

              In December 1998, the Company arranged to borrow an additional 1.0 million dollars from Parbhoe. Ultimately, only $750,000 was advanced, which SLC used to complete the construction of the casino. The loan was subject to a 4% monthly interest rate and was payable within six months of the disbursement. The loan was paid off in full in August of 1999.

                           CCA COMPANIES INCORPORATED

NOTE 7 - NOTES PAYABLE (CONTINUED)

              The outstanding balance of loans owing to Parbhoe by CCA is being paid out of the excess cash flow generated by the operations of SLC. Principal payments of approximately $0.15 of every $1.00 of the excess cash flow is being utilized to pay back the advances owed to Parbhoe.
              (See Notes 2 and 9)

NOTE 8 - RELATED PARTY TRANSACTIONS

              LEGAL  (See Notes 10)

              The Company incurred legal fees of approximately $10,000 for the year ended June 30, 2000, $127,000 for the year ended June 30, 1999, $546,000 for the year ended June 30, 1998 to legal counsel owning securities in the Company ("Related Counsel").

              The Company repriced the exercise price of options and warrants previously granted to Related Counsel during the year ending June 30, 2000 and expensed approximately $2,000. (See Note 10)

              The Company also issued to Related Counsel additional warrants and expensed approximately $8,000 in June 30, 2000 (See Note 10). Options issued by the Company to Related Counsel in June 30, 1998 valued at approximately $285,619 were amortized as legal expense as counsel rendered services. Legal expense of $171,000 was charged during the year ended June 30, 1998 and the balance, $115,000, was charged during the year ended June 30, 1999.

              CONSULTANTS

              In June 1999, the Company entered into a Financing Agreement with the Arter Group Limited ("Arter") and Valmet S.A. ("Valmet") to negotiate on the Company's behalf to acquire financing. (See Notes 2 and 4)

              In August 1997, the Company entered into an agreement (the "Casino Consulting Agreement") with Star Casinos Limited, (the "Consultant"). Under the Casino Consulting Agreement, the Consultant agreed to provide consulting and technical services to the Company and any affiliated entities for a period of two years. An individual who subsequently became the president of the Casino Division of the Company owns the Consultant. Under the terms of the Casino Consulting Agreement, the Consultant will receive $250,000 annually plus reimbursement of reasonable expenses. In addition, in October 1997 the Company granted the Consultant options to purchase shares of the Company's common stock. The Company has recorded a consulting charge for the issuance of these options. At the end of the term of the agreement, provided that the Consultant was not in breach of the Casino Consulting Agreement, the Consultant was also entitled to receive a $250,000 bonus. At that time, the Casino Consultant agreed to accept the Company's common stock in place of the $250,000 bonus due to him. The agreement also binds the Casino Consultant to a two-year non-compete, non-solicitation provision after termination of the agreement. The Casino Consultant agreed to accept shares of the Company's common stock in place of the $250,000 bonus due to him at the expiration of the contract. (See Note 4 and 10)

                           CCA COMPANIES INCORPORATED

NOTE 8 - RELATED PARTY TRANSACTIONS (CONTINUED)

              Although no new formal agreement has been entered, the Casino Consultant has agreed to continue providing the consulting services on a month to month basis at an annualized rate of $250,000.

              The Company paid the Casino Consultant $187,000 during the year ended June 30, 1999 and $130,000 during the years ended June 30, 2000. In addition, the Company accrued an additional $63,000 during the year ended June 30, 1999 and $72,000 during the year ended June 30, 2000 plus the reimbursement of reasonable expenses. (See Note 14)

              CONSTRUCTION CONTRACTORS

              In September 1998, Company issued shares of the Company's common stock to MSC, the building contractor for the Suriname casino, as payment towards, in part, its construction contract with SLC. (Notes 4 and 9)

              DIRECTORS

              The Company entered into a three-year employment contract with Charles H. Stein ("Stein"), the Chairman of the Board of Directors, the President and Chief Executive Officer of the Company, that took effect upon the consummation of the Company's initial public offering of securities in 1997. The contract provided for an annual salary of an amount not less than $125,000 and a three-year non-compete clause upon termination. During the year ended June 30, 1998 Stein did not receive a salary. Accordingly, the Company recorded compensation charges in the year ended June 30, 1998 for an amount based upon his employment agreement as contribution to capital. Salary expense recorded was $90,000 for the year ended June 30, 1998. In addition, during the year ended June 30, 1998, the Company purchased a life insurance policy for the benefit of Stein and paid rent for two properties during 1999 and 1998 that Stein owned (see Note 9). The life insurance premium of approximately $40,000 has been charged to operations (no premium was incurred in 1999). Effective July of 1998 Stein was no longer employed by the Company as its President and Chief Executive Officer, and accordingly received no compensation, but continued in his capacity as Chairman of the Board.

              In October of 1998, the Company borrowed $75,000 and in January 2000, the Company borrowed $300,000 from Stanton & Associates. Mr. James Stanton, the owner of Stanton & Associates, is a director of the Company. (See Notes 4, 7 and 10)

                           CCA COMPANIES INCORPORATED

NOTE 8 - RELATED PARTY TRANSACTIONS (CONTINUED)

              OFFICER

              The Company's current president and CEO, Dempster, was a paid consultant to Sovereign which assigned to the Company its 1994 Construction Management Agreement and 1994 Operation Management Agreement with SCC. Dempster has represented to the company that he has never held any beneficial interest in the stock of Sovereign. In September 1998, Dempster's nominees were granted non-plan options in consideration for Dempster joining the Company in July of 1998 and, in December 2000, plan options for services performed. (Note 10)

NOTE 9 - COMMITMENTS AND CONTINGENCIES

              RENTAL COMMITMENTS

              The Company rents office space and facilities in the United States under non-cancelable leases through September 2003. The minimum future rental commitment for leases in effect at June 30, 2000 approximates the following:

              Years Ended
                June 30,
              -----------
                 2001                                              $ 34,153
                 2002                                                34,424
                 2003                                                 2,983
                                                                   --------
                                                                   $ 71,560
                                                                   ========

              The Suriname casino currently occupies two leased floors, totaling about 20,000 square feet, in the Plaza Hotel, which is in downtown Paramaribo. The Company leased the Casino premises from Parbhoe, a 50% shareholder in SLC, for fifteen years ending in February 2013, for a yearly base rent of $200,000, subject to future increases based on the Suriname Consumer Price Index.

              However, the Company has continued to pay rent at the same rate since the beginning of the lease due to a dispute with Parbhoe regarding the rental charges. The Company has not provided for any increase in rent as of June 30, 2000. Suriname law regulates the maximum amount of rent that a landlord can charge. In July 2000, the Company determined that, based on the maximum rent that can be charged under Suriname laws, it had been overcharged. The Company is currently attempting to recover the excess rent charged of approximately $315,000 in the Courts based on a Government validated valuation of the maximum rent permissible under Suriname laws and commenced paying a reduced rental of approximately $3,200 per month. Only once the litigation is settled will the Company be able to predict the future rental expense in Suriname. (See
              Note 2)

                           CCA COMPANIES INCORPORATED

NOTE 9 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

              Rent expense was $256,698 for the year ended June 30, 2000, $532,916 for the year ended June 30, 1999 and $238,478 for the year ended June 30, 1998.

              Rent included payments of $6,921 for 1999, $91,000 for 1998 for two properties owned by the Chairman of the Board that were used as offices by the Company in New York and London. (See Note 8)

              THE NASDAQ SMALL CAP MARKET DELISTING

              In November 1999, the Securities of the Company were delisted from The NASDAQ Small Cap Market. The delisting occurred due to the Company's failure to comply with certain NASDAQ Marketplace Rules relating to the bid price and filing requirements. The NASDAQ was of the opinion that the Company failed to present a definitive plan that would enable it to attain compliance within a reasonable period of time and then to sustain the compliance. The panel also determined that it was unable to evaluate the true extent of the Company's compliance with NASDAQ's continued listing standards in the absence of accurate, complete and publicly filed audited financial statements.

              LITIGATION AND ARBITRATION

              The Company anticipates that it will be subjected to various lawsuits, claims and proceedings of a nature considered normal to its business.

              KAI MICHAELSON ("MICHAELSON") AND ZAMORA INVESTMENTS PTE LTD. ("ZAMORA")

              As a result of the termination of the Hotel Management Agreements in November (See Note 3), FEC assumed any and all financial obligations with respect to the employment of the President, Michaelsen, of the Company's hotel management subsidiary, DHRI. After a thorough independent review of Michaelsen's performance including an extensive investigation into allegations made by FEC regarding Michaelsen's operating decisions, Michaelsen's employment was officially terminated in April 1999. In April 1999, Michaelsen filed a claim against CCA for a lump sum payment of approximately $240,000 for past and future services under his employment and consulting agreements and requested an arbitration hearing with the American Arbitration Association.

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

              In September 2000, the Company settled the matter with Michaelson and Zamora. In exchange for complete releases, the Company agreed to pay $40,000 (a provision for the expense was provided for by the Company in June 2000) payable over twelve months in equal installments starting on September 30, 2000.

              The Company is currently holding 250,000 shares that were issued but never delivered to FEC pursuant to the November 1998 termination agreement. It is the Company's position that the settlement of $40,000 plus legal fees of $47,000 incurred by the Company must be repaid by FEC for the Company to deliver the shares.

              FOX HAVEN CAPITAL CORPORATION AND UNITED RESOURCES PARTNERS (COLLECTIVELY "FOX HAVEN")

              During 1998 the Company utilized unsuccessfully the services of Fox Haven to secure financing.

              In August of 1999, Fox Haven filed a Demand for Arbitration before the American Arbitration Association demanding a payment of $250,000 from the Company as liquidated damages. Fox Haven alleged that the Company breached the letter of agreement by failing to secure adequate collateral for the proposed loan according to the terms of the letter agreement. The Company denied all material allegations of the claim and filed counterclaims alleging Fox Haven breached its obligations to the Company by misrepresenting its abilities to secure capital financing.

              On August 22, 2000, all of Fox Haven's claims were denied and the Company was awarded $106,289 representing a full refund of the $25,000 paid to Fox Haven by the Company plus the Company's attorney's fees and costs. To date the Company has not been paid any amount against the award and there is significant uncertainty regarding the judgements' collectibility.

                           CCA COMPANIES INCORPORATED

NOTE 9 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

              BREACH OF SLC LEASE

              SLC's landlord, Parbhoe, by contract, is required to provide air conditioning for the areas leased. Due to Parbhoe's failure to perform timely, SLC paid $201,000 to have air conditioning equipment installed in order to get the leased area ready for occupancy more quickly. Litigation is anticipated to recover the expenditure.

              MARITIME SERVICES CORPORATION ("MSC")

              In September 2000, MSC brought an action in the United States District Court of Oregon seeking damages in the amount of $200,250 plus interest. MSC claims that the Company issued its own shares in 1998 as partial payment for construction work performed and that the Company was obligated to buy the shares back for the amount claimed as damages. (Notes 4 and 8)

              The Company has denied all material allegations of the complaint and believes that it has no liability for the claim.

              LONG-TERM NOTE PAYABLE

              Parbhoe has made a demand for the repayment in full of the $600,000 loan it made to CCA on September 3, 1998. (See Note 7)

              This is being rigorously defended in Court on the basis that, among other defenses, based on the loan's terms, the loan is not repayable on demand but on a pro-rata basis along with existing and new loans that are outstanding to CCA.

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

                           CCA COMPANIES INCORPORATED

NOTE 10 - STOCK OPTIONS AND WARRANTS (CONTINUED)

              PLAN OPTIONS

              The Company's 1996 Stock Option Plan (the "Plan") was adopted in November 1996, and amended in December 1996, April 1997 and December 1997. The Plan provides for adjustments in the number and type of shares covered by the Plan and options granted thereunder in the event of any reorganization, merger, re-capitalization or certain other transactions involving the Company. Under the Plan, which authorizes the granting of incentive stock options or non-incentive stock options the maximum number of shares of common stock for which options may be granted is 5,000,000 shares. As of June 30, 2000, 3,172,500 options to purchase shares of common stock had been granted under the Plan. The Company has set aside 1,827,500 shares of common stock for future options that may be granted under the Plan.

              In October 1997 the Company granted Star Casinos Limited options to purchase 100,000 shares of the Company's common stock exercisable at $6.50 per share. Fifty percent of the options are exercisable on each of the first and second anniversary dates of the commencement date and expire on the third anniversary date. The options were valued at $140,000. The Company has recorded a consulting charge for the issuance of these options. (Note 8)

              The Company granted a total of 500,000 options in 1999 to non-employee directors that vested immediately and 350,000 options in 1998 to non-employee directors, one-third of which vested annually at each anniversary date from the date of grant. All options issued to non-employee directors are exercisable between $0.25 and $1.50 and expire four years after their issuance. The Company has recorded a charge to operations with a corresponding credit to additional paid-in capital for the issuance of the options in the amounts of $233,000 in 1999 and $386,000 in 1998.

              The Company granted a total of 1,000,000 fully vested options, valid for four years, to Tilden Park Ltd., a nominee of Dempster, the President, CEO and Director of the Company in 2000 (See Notes 8 and 14), a total of 1,130,000 options to employees in 1999 that vested immediately and 215,000 options in 1998, one-third of which vested annually at each anniversary date from the date of grant. The employee options are exercisable between $0.25 and $1.50.

                           CCA COMPANIES INCORPORATED

NOTE 10 - STOCK OPTIONS AND WARRANTS (CONTINUED)

              NON PLAN OPTIONS

              In addition to the options granted under the plan, the Company has issued an additional 1,890,119 non-plan options, of which, 128,000 non plan options were forfeited in 2000.

              The Company issued to legal counsel ("Related Counsel") 25,000 options valued at approximately $50,000 and expensed in June 30, 1997 and 187,500 options valued at approximately $285,619 in June 30, 1998 against future legal fees. The value of the options issued in 1998 was amortized as legal expense as counsel rendered services. Legal expense of $171,000 was charged during the year ended June 30, 1998 and the balance, $115,000, was charged during the year ended June 30, 1999. (See Note 8)

              In September 1998, Dempster's nominee, Dabus International Limited, established for the benefit of his family, was granted non-plan options to purchase 1,000,000 shares of the Company's common stock at $1.50 per share. These options were granted in consideration of Dempster joining the Company in July of 1998. (See Note 8)

              The Company granted 352,500 options during the fiscal year 1998 to lawyers and consultants for services rendered or to be rendered. Exercise prices for these options ranged from $5.00 to $6.50 per share. These options expire four years after their issuance. The Company has recorded a charge to consulting fees with a corresponding credit to additional paid in capital for the issuance of these options in the amount of $386,000 in 1998. No options were issued to lawyers or consultants during the fiscal year 1999 and 2000.

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

                           CCA COMPANIES INCORPORATED

NOTE 10 - STOCK OPTIONS AND WARRANTS (CONTINUED)

              The Company utilized the following weighted-average assumptions to determine fair value:

                                                                      Year Ended June 30,
                                                    -------------------------------------------------------
                                                      2000                  1999                   1998
                                                    -------                -------              -----------
              Risk free interest rate                  6%                    6%                     6%
              Expected life                         4 years                4 years              3 - 4 years
              Expected volatility                     0.5                    0.5                    0.5
              Dividend yield                          0.0                    0.0                    0.0

              Under the accounting provisions of FASB Statement 123, the Company's pro forma net loss and loss per share would have been as follows:

                                                                      Year Ended June 30,
                                                    ------------------------------------------------------
                                                      2000                   1999                   1998
                                                    -------                --------               --------
              Net loss:
                As reported                       $  (15,339,310)        $   (4,592,090)       $   (12,543,072)
                                                  ==============         ==============        ===============
                Pro forma                         $  (15,399,672)        $   (5,149,789)       $   (12,770,747)
                                                  ==============         ==============        ===============
              Net loss per common
                As reported                       $        (1.01)        $        (0.36)       $         (1.37)
                Pro forma                         $        (1.02)        $        (0.41)       $         (1.39)

                                      F-40

                           CCA COMPANIES INCORPORATED

NOTE 10 - STOCK OPTIONS AND WARRANTS (CONTINUED)

              A summary of the status of the Company's fixed stock option plan and non plan options as of June 30, 2000, 1999 and 1998 and changes during the years then ended is presented below:

                                            June 30, 2000               June 30, 1999              June 30, 1998
                                         ----------------------      ----------------------     -----------------------
                                                       Weighted                    Weighted                    Weighted
                                                       Average                     Average                     Average
                                                       Exercise                    Exercise                    Exercise
                                           Shares       Price          Shares       Price          Shares       Price
                                         ----------   ---------      ----------   ---------     ----------    ---------

              Outstanding at
               beginning of period        4,062,619   $    1.99       3,169,619   $    4.72      1,970,000    $    4.02
              Granted                     1,000,000         .25       1,630,000        1.50      1,217,500         5.85
              Exercised                          -           -           (7,000)       0.50         (7,881)        2.00
              Forfeited                    (128,000)       (.77)       (730,000)       4.22        (10,000)        2.00
                                         ----------   ---------      ----------   ---------     ----------    ---------
              Outstanding at end of
               period                     4,934,619   $    1.10       4,062,619   $    1.99      3,169,619    $    4.72
                                         ==========   =========      ==========   =========     ==========    =========
              Options exercisable at
               end of period              4,789,619   $    1.09       3,824,287   $    2.03      1,803,333    $    4.18
                                         ==========   =========      ==========   =========     ==========    =========
              Weighted-average fair
               value of options
               granted during the
               period                                 $    0.02                   $    0.49                   $    2.08
                                                      =========                   =========                   =========


              The following table presents information relating to stock options outstanding at June 30, 2000:

                                              Options Outstanding                          Options Exercisable
                                    ---------------------------------------------      ---------------------------
                                                      Weighted                                            Weighted
                                                      Average          Average                            Average
                  Exercise                            Exercise        Remaining                           Exercise
                   Price               Shares          Price        Life in Years        Shares            Price
                  --------          ----------       ---------      -------------      ----------         --------
                   $0.25             3,132,500       $     .25            2.28          3,107,500         $    .25
                   $0.50                25,000             .50             .58             25,000              .50
                   $1.50               760,000            1.50            1.67            640,000             1.50
                   $2.00               492,119            2.00             .83            492,119             2.00
                   $5.00               500,000            5.00             .73            500,000             5.00
                   $6.50                25,000            6.50            1.83             25,000             6.50
                                    ----------       ---------        --------         ----------         --------
                                     4,934,619       $    1.10            1.88          4,789,619         $   1.09
                                    ==========       =========        ========         ==========         ========

                           CCA COMPANIES INCORPORATED

NOTE 10 - STOCK OPTIONS AND WARRANTS (CONTINUED)

              WARRANTS

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

              In July and August 1999, the Company agreed to issue warrants to purchase 83,334 shares of the Company's common stock, at $1.00 per share to two investors. The warrants can be exercised at any time and expire in two to three years from the issuance date. (Note 4)

              The Company issued 1,308,334 warrants with exercise prices of $1.00 to $2.00 during the fiscal year ending 1999 and 715,678 warrants with an exercise price of $5.14 during the fiscal year ending 1998.

              In June 1999, the Company issued to a consultant for services relating to the Sakhalin Project warrants to purchase 150,000 shares of common stock at $1.00 per share. The warrants are valued at $25,000 and are recorded as capitalized finance costs.

              In connection with the acquisition of financing, the Company issued 700,000 warrants to Danville in October 1999 (see Notes 4 and 7), 500,000 warrants to Stanton in January 2000 (see Notes 7 and 8) and 150,000 to Galileo Capital, LLC in March 2000 to purchase the Company's common stock at $0.25 per share (see Note
              7). The Galileo warrants expire in two years from the date the Company files a new registration, the Danville warrants expire three years from the date of grant and the Stanton warrants expire four years from the date of grant. The warrants were valued at $155,400.

              In December 1999, the Company issued warrants to an investor and past underwriter for the Company to acquire 450,000 shares of common stock for past services rendered at a price of $0.50 per share.

              In January 2000, the Company issued warrants to Related Counsel for services rendered to acquire 225,000 shares of the Company's common stock at a price of $0.25 per share and expensed $8,000 in June 30, 2000. (See Note 8)

                           CCA COMPANIES INCORPORATED

NOTE 10 - STOCK OPTIONS AND WARRANTS (CONTINUED)

              At June 30, 2000, the Company had warrants amounting to 5,369,013 outstanding. No warrants have been exercised. All warrants were exercisable on the day of grant. During 2000, 308,333 warrants expired.

              The weighted average fair value of the 2,283,000 warrants granted during the year was $.12.

              REPRICING OF OPTIONS AND WARRANTS

              The exercise price of warrants to purchase 325,000 shares of the Company's common stock issued to directors and a consultant in 1996 was changed from $5.00 to $1.50 per share in September 1998. The Company recorded an additional charge to operations of approximately $125,000 on the warrants for the repricing.

              Additionally, in September 1998, the Company's Board of Directors agreed to reprice the exercise price of 1,567,500 stock options previously granted to directors, officers and employees at prices ranging between $5.00 and $6.50, to $1.50 and in December 1999, repriced 1,920,000 stock options previously granted to directors, officers and employees and priced at $1.50 to an exercise price of $0.25. In 1999, the Company recorded an additional charge to operations of approximately $335,000 on 900,000 options previously granted to the directors and approximately $90,000 on 237,500 options previously granted to consultants during the 1998 and 1997 fiscal years for the repricing. In 2000, the Company recorded an additional charge of approximately $10,000 for the repricing of 600,000 options and 150,000 warrants from $1.50 to $0.25 previously granted to directors.

              The Company repriced the exercise price of 212,500 options and 25,000 warrants from $1.50 to $0.25 previously granted to Related Counsel and expensed approximately $2,000.

              COMMON STOCK SET ASIDE

              Currently, the Company has reserved 10,303,632 shares of common stock for exercise of options and warrants.

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

                           CCA COMPANIES INCORPORATED

NOTE 12 - BUSINESS SEGMENT INFORMATION (CONTINUED)

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

              Summarized financial information by business segment for the year ended June 30, 1998 is as follows:

                                                 Continuing     Discontinued
                                                 Operations      Operations
                                                ------------    ------------

              Revenues by Segment:
                Food preservation                         -      $     9,900
                Hotel management                          -          639,700
                Casino                                    -               -
                Corporate                                 -               -
                                                ------------     -----------
              Total Revenues                              -      $   649,600
                                                ============     ===========

              Operating Loss by Segment:
                Food preservation               $         -      $ 2,878,800
                Hotel management                          -        5,558,500
                Casino                             1,374,900              -
                Corporate                          2,944,700              -
                                                ------------     -----------
              Total Operating Loss              $  4,319,600     $ 8,437,300
                                                ============     ===========

              Depreciation and:
                Amortization by Segment
                Food preservation               $         -      $        -
                Hotel management                          -          105,000
                Casino                               240,200              -
                Corporate                             32,800              -
                                                ------------     -----------
              Total Depreciation
                and Amortization                $    273,000     $   105,000
                                                ============     ===========

              Capital Additions by Segment:
                Food preservation               $         -      $        -
                Hotel management                          -        2,734,900
                Casino                             5,111,100              -
                Corporate                             86,800              -
                                                ------------     -----------
                                                $  5,197,900     $ 2,734,900
                                                ============     ===========

                           CCA COMPANIES INCORPORATED

NOTE 13 - PROVISIONS FOR VALUATION ALLOWANCES AND ASSETS WRITTEN OFF

              Allowances for Loans Receivables during the years ended June 30, 1999 and 1998 are as follows:

                                                Year Ended June 30,
                                           ---------------------------
                                              1999             1998
                                           -----------      ----------

              Beginning balance            $ 2,620,830      $ 1,000,000
              Provision                        608,311        1,620,830
              Write-offs                    (3,229,141)              -
                                           -----------      ----------
              Ending balance               $        -       $ 2,620,830
                                           ===========      ===========

              At June 30, 1998, based on the termination of the Hotel Management Agreements, the carrying value of the management contracts, trade names and a deposit on assets to be acquired was reduced to fair value and the Company recorded a charge of $4,200,000. (See Note
              2)

NOTE 14 - SUBSEQUENT EVENTS

              In October 2000, the board of Directors issued 480,000 shares to a consultant at a market price of $0.15 as a final settlement of consulting fees of $120,000 accrued but not paid. The difference has been credited to consulting fees as of June 30, 2000. (See
              Note 8)

              Subsequent to year-end, the Company was unable to repay loans from Stanton and Galileo as required by the terms of the debt. The Company repaid the Galileo loan in full in February 2001 and has been making payments on the Stanton debt based on the availability of funds. (See Note 7)

              In October 2000, the Company granted fully vested four-year options to purchase 500,000 shares to its Chief Financial Officer at an exercise price of $0.10 per share.

              In October 2000, 2,230,000 options issued to officers and employees of the Company were repriced from $0.25 to $0.10. Options of 500,000 and warrants of 650,000 issued to Stanton, a related party, were also repriced from $0.25 to $0.10.

              In January 2001, the Company issued 1,333,334 shares of common stock to Richard W. Devries, Professional Corporation at a purchase price of $0.075 per share.

              In February 2001, the Company entered into a nonbinding letter of intent to acquire Applied Gaming Solutions of Canada Inc. ("AGC") subject to certain pre-conditions. AGC operates an on-line lottery in Vietnam and anticipates expanding the marketing efforts and geographic area covered by the lottery.