Form 10-Q
period 2000-09-30
CCA COMPANIES INC
filed 2001-05-08
CIK 1026671

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                  -------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from __________ to __________

                           Commission File No. 0-22191

                           CCA COMPANIES INCORPORATED
                    -----------------------------------------
                           (Exact Name of Registrant)

           DELAWARE                                    65-0675901
  ------------------------------                   ------------------
 (State or Other Jurisdiction of                    (I.R.S. Employer
 Incorporation or Organization)                  Identification Number)

                             9130 S. DADELAND BLVD.
                                   SUITE 1602
                                 MIAMI, FL 33156
                              ---------------------
                    (Address of Principal Executive Offices)

                                 (305) 670-3838
                              ---------------------
              (Registrant's Telephone Number, Including Area Code)

                                       N/A
                                     -------
              (Former Name, Former Address and Former Fiscal Year,
                          if changed Since Last Report)

         Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes [X]           No. [ ]

         State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date.

            Class                        Outstanding at April 30, 2001
            ------                       -----------------------------
 Common Stock, $.001 par value                  18,140,000 shares

                           CCA COMPANIES INCORPORATED

                               INDEX TO FORM 10-Q

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2000
         and September 30, 2000 (unaudited).................................1

Condensed Consolidated Statements of Operations for the Three
         Months ended September 30, 2000 (unaudited) and
         the Three Months ended September 30, 1999 (unaudited)..............2

CondensedConsolidated Statements of Cash Flows for the Three Months
         ended September 30, 2000 (unaudited) and the Three
         Months ended September 30, 1999 (unaudited)........................3

Notes to Condensed Consolidated Financial Statements........................4

Item 2.       Management's Discussion and Analysis of
              Financial Conditions and Results of Operations...............10

PART II. OTHER INFORMATION

Item 2.       Changes in Securities and Use of Proceeds....................15

Item 3.       Quantitative and Qualitative Disclosure about Market Risk....15

Item 6.       Exhibits and Reports on Form 8-K.............................15

SIGNATURES ................................................................16

                          PART I. FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                           CCA COMPANIES INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                June 30,         September 30,
ASSETS                                                                            2000                2000
                                                                             -------------      ---------------
                                                                                                (Unaudited)
CURRENT ASSETS:
Cash and cash equivalents                                                    $    215,559       $    290,701
Prepaid and other current assets                                                   65,788             58,173
                                                                             ------------       ------------
     Total current assets                                                         281,347            348,874

Sakhalin development costs                                                      2,100,000          2,100,000
Property, equipment and leasehold improvements, net                             5,489,279          5,327,296
Other assets                                                                       20,300             20,300
                                                                             ------------       ------------
     TOTAL                                                                   $  7,890,926       $  7,796,470
                                                                             ============       ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses                                        $    846,805       $    848,286
Income tax payable                                                                144,650            172,531
Notes and loans payable - current                                                 335,000            230,183
Net liabilities from discontinued operations                                       94,000             91,000
                                                                             ------------       ------------
    Total current liabilities                                                   1,420,453          1,342,000
                                                                             ------------       ------------
Notes payable - long term                                                         515,900            515,900
                                                                             ------------       ------------
Deferred income tax                                                               192,884            216,384
                                                                             ------------       ------------
Minority interest in consolidated subsidiary                                      671,482            752,553
                                                                             ------------       ------------
Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock, par value $.01, 5,000,000 shares
     authorized, no shares issued and outstanding
Common stock, par value $.001; 50,000,000 shares
     authorized; 16,326,666 shares issued and outstanding at June 30,
     2000 and September 30, 2000                                                   16,328             16,328
Additional paid-in capital                                                     47,497,487         47,497,487
Accumulated deficit                                                           (42,423,610)       (42,544,183)
                                                                             ------------       ------------
     Total stockholders' equity                                                 5,090,207          4,969,632
                                                                             ------------       ------------
     TOTAL                                                                   $  7,890,926       $  7,796,470
                                                                             ============       ============

See notes to condensed consolidated financial statements.

                           CCA COMPANIES INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                            For the Three         For the Three
                                                                               Months                Months
                                                                                Ended                 Ended
                                                                            September 30,         September 30,
                                                                                2000                  1999
                                                                          ------------------    ------------------
REVENUES                                                                      $ 1,432,163            $ 1,698,063

OPERATING EXPENSES:
Marketing, General and administrative                                           1,343,504              1,439,983

                                                                              -----------            -----------
INCOME (LOSS) FROM OPERATIONS                                                      88,659                258,080

OTHER INCOME (EXPENSE):
Interest income                                                                       424                    480
Interest expense                                                                  (59,531)               (75,449)
                                                                              -----------            -----------
    Total other income (expense)                                                  (59,107)               (74,969)
                                                                              -----------            -----------
Foreign income taxes                                                              (69,052)
                                                                              -----------            -----------
INCOME (LOSS) FROM CONTINUED OPERATIONS
    BEFORE MINORITY INTEREST                                                      (39,500)               183,111

Minority Interest                                                                 (81,071)              (219,542)
                                                                              -----------            -----------
LOSS FROM CONTINUED OPERATIONS                                                   (120,572)               (36,431)

Loss from discontinued operations                                                                        (88,500)
                                                                              -----------            -----------

NET LOSS                                                                      $  (120,572)           $  (124,931)
                                                                              ===========            ===========
NET LOSS PER SHARE OF COMMON STOCK:
    Loss from continuing operations                                           $     (0.01)           $    (0.003)
    Loss from discontinued operations                                                                     (0.006)
                                                                              -----------            -----------
                                                                              $     (0.01)           $    (0.009)
                                                                              ===========            ===========
WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES AND COMMON SHARE EQUIVALENTS OUTSTANDING                     16,326,666             14,133,055
                                                                              ===========            ===========


See notes to condensed consolidated financial statements.

                           CCA COMPANIES INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                             For the Three           For the Three
                                                                                 Months                  Months
                                                                                 Ended                   Ended
                                                                             September 30,           September 30,
                                                                                  2000                    1999
                                                                           -------------------    -------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                                       $(120,572)             $(124,931)
Adjustments:
  Loss from discontinued operations                                                                      88,500
  Depreciation and amortization                                                  192,344                274,542
  Minority interest                                                               81,071                219,542
  Deferred income taxes                                                           23,500                      -
  Changes in current assets and current liabilities:
     Prepaid expenses and other current assets                                    (3,152)                (1,954)
     Accounts payable and accrued expenses                                        29,364                 23,481
                                                                               ---------              ---------

  Net cash provided (used) by continuing operations                              202,555                479,180

  Net cash provided (used) by discontinued operations                             (3,000)              (121,924)
                                                                               ---------              ---------

Net cash provided (used) by operating activities                                 199,555                357,256
                                                                               ---------              ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, equipment and leasehold improvements                                   (30,363)               (41,424)
Funds used for acquisitions and development                                                             (73,342)
                                                                               ---------              ---------

Net cash (used) by investing activities                                          (30,363)              (114,766)
                                                                               ---------              ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock                                                                      125,000
Proceeds from notes payable                                                                              50,000
Repayments of notes payable                                                      (94,050)              (545,100)
                                                                               ---------              ---------

Net cash provided (used) by financing activities                                 (94,050)              (370,100)
                                                                               ---------              ---------
                                                                                  75,142               (127,610)
NET (DECREASE) IN CASH
    AND CASH EQUIVALENTS

CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD                                                          215,559                425,662
                                                                               ---------              ---------
CASH AND CASH EQUIVALENTS,
    END OF PERIOD                                                              $ 290,701              $ 298,052
                                                                               =========              =========


See notes to condensed consolidated financial statements.

                           CCA COMPANIES INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(NOTE A) BASIS OF PRESENTATION AND THE COMPANY:

         CCA Companies Incorporated was incorporated on March 6, 1996 and has adopted a fiscal year ending June 30.

         The accompanying unaudited condensed consolidated financial statements include the accounts of CCA, its subsidiaries and joint venture (collectively, the "Company"). Intercompany transactions and balances have been eliminated in consolidation. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for any interim period or the year ending June 30, 2001.

         The balance sheet at June 30, 2000 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the audited financial statements and footnotes thereto included in the Form 10-K for the year ended June 30, 2000 filed by the Company.

         The subsidiaries Sakhalin General Trading and Investments Ltd. ("SGTI"), Sakhalin City Center Ltd. ("SCC") and Suriname Leisure Company A.V.V. ("SLC") are based and operating in Cyprus, Russian Federation and Suriname, respectively. The statutory currencies in the countries of incorporation are respectively the Cyprus Pound, the Russian Ruble and the Suriname Guilder. The reporting currency is the U.S. Dollar.


(NOTE B) THE COMPANY:

          CCA Companies Incorporated was incorporated under the laws of the State of Delaware on March 6, 1996 as Conserver Corporation of America and changed its name on December 2, 1997. The Company's principal lines of operation is to provide gaming services through the ownership and management of a Casino in Suriname. In addition, the Company is in the planning and design stage of a Casino and mountain resort project on Sakhalin Island and is actively pursuing other opportunities.

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

         [6]  Income Taxes

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

         [7]  Earnings Per Share

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

          [8]  Stock Based Compensation

         In October 1995, FASB issued SFAS No. 123, "Accounting for Stock Based Compensation." SFAS No. 123 establishes a fair value method for accounting for stock-based compensation plans either through recognition or disclosure. The Company did not adopt the fair value based method for employees but instead discloses the pro forma effects of the calculation required by the statement.

         [9]  New Accounting Standards

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

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on the recognition, presentation and disclosure of revenues in financial statements and requires adoption no later than the fourth quarter of fiscal 2001. There is no impact to the Company's financial reporting or presentation due to SAB 101.


(NOTE D)  SLC INCOME TAXES AND IMPORT DUTIES:

         In 1999, SLC requested that the Government of Suriname (the "Government") grant it certain concessions regarding the imposition of taxes and import duties under the Suriname Investment Act. To date the Government has not granted the Company any relief. The Company is continuing to pursue the concessions but a favorable ruling is questionable according to the Company's Suriname legal counsel.

         In June 2000, SLC provided for income taxes payable to the Government based on a tax rate of 50% of the net taxable income since inception based on the Suriname Hazard Games Act 1962. The Company made no provisions for income tax or duties prior to this date based on opinions from Counsel regarding the tax concessions that they believe should have been granted. The Company is still pursuing tax incentives and entitlements that according to Suriname law is available.

         The Government of Suriname imposed import duties on operating assets which the Company paid. In an effort to get a refund for the duties paid, the Company is attempting to obtain an import duty waiver for the investment it made, from the Ministry of Finance in Suriname through its legal counsel. However, the Company believes it will be difficult to obtain a decision in its favor due to the current economic conditions in Suriname.

         The Ministry of Finance is trying to impose value added tax ("VAT") tax on slot machines. According to the Company's legal counsel, they have not completed their study and deliberations prior to reporting to parliament on the issue. At this time the Company cannot quantify the amount payable, if any, for VAT on slot machines.


(NOTE E)  COMMITMENTS AND CONTINGENCIES:

RENTAL COMMITMENTS

         Through the year ended June 30, 2000, SLC paid a base rent of $16,667 per month, before any escalations, as required by its original lease on the premises which the Suriname casino operates. Suriname law regulates the maximum amount of rent that a landlord can charge and in July 2000, the Company determined that it was being charged in excess of fair rental value. Based on a Government validated valuation of the maximum rent chargeable under Suriname law on the space occupied by the casino, the Company commenced paying a reduced rental of approximately $3,200 per month and is currently attempting to recover through litigation the excess rent previously charged of approximately $315,000. The landlord is contesting the valuation and the amount of the requested refund.


 LITIGATION AND ARBITRATION

         The Company anticipates that it will be subjected to various lawsuits, claims and proceedings of a nature considered normal to its business.

KAI MICHAELSON ("MICHAELSON") AND ZAMORA INVESTMENTS PTE LTD. ("ZAMORA")

         As a result of the termination of certain hotel management agreements in November 1998 with Far East Consortium ("FEC"), FEC assumed any and all financial obligations with respect to the employment of Michaelsen, President of the Company's former hotel management subsidiary, Dorsett Hotels and Resorts, Inc. After a thorough independent review of Michaelsen's performance including an extensive investigation into allegations made by FEC regarding Michaelsen's operating decisions, Michaelsen's employment was officially terminated in April 1999. In April 1999, Michaelsen filed a claim against CCA for a lump sum payment of approximately $240,000 for past and future services under his employment and consulting agreements and requested an arbitration hearing with the American Arbitration Association.

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

         In September 2000, the Company settled the matter with Michaelson and Zamora. In exchange for complete releases, the Company agreed to pay $40,000 payable over twelve months in equal installments starting on September 30, 2000.

         The Company is currently holding 250,000 shares that were issued but never delivered to FEC pursuant to the November 1998 termination agreement. It is the Company's position that the settlement of $40,000 plus legal fees of $47,000 must be paid by FEC for the Company to deliver the shares.


FOX HAVEN CAPITAL CORPORATION AND UNITED RESOURCES PARTNERS (COLLECTIVELY "FOX HAVEN")

         During 1998 the Company utilized unsuccessfully the services of Fox Haven to secure financing. In August of 1999, Fox Haven filed a Demand for Arbitration before the American Arbitration Association demanding a payment of $250,000 from the Company as a liquidated damages fee. Fox Haven alleged that the Company breached the letter of agreement by failing to secure adequate collateral for the proposed loan according to the terms of the letter agreement. The Company denied all material allegations of the claim and filed counterclaims alleging Fox Haven breached its obligations to the Company by misrepresenting its abilities to secure capital financing.

         On August 22, 2000, all of Fox Haven's claims were denied and the Company was awarded $106,289.15 representing a full refund of the $25,000 paid to Fox Heaven by the Company plus the Company's attorney fees and costs. To date the Company has not been paid any amount against the award and there is significant uncertainty regarding the judgement's collectibility.

MARITIME SERVICES CORPORATION ("MSC")

         In September 2000, MSC brought an action in the United States District Court of Oregon seeking damages in the amount of $200,250 plus interest. MSC claims that the Company issued shares of its Common Stock in 1998 having a value of $200,250 as partial payment for construction work performed and that the Company was obligated to buy the shares back for the same value.

         The Company has denied all material allegations of the complaint and believes that it has no liability for the claim. Discovery is now proceeding in the action.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis of significant factors affecting the Company's operating results and liquidity and capital resources should be read in conjunction with the accompanying financial statement and related notes.

OVERVIEW

         CCA Companies Incorporated was incorporated under the laws of the State of Delaware on March 6, 1996 as Conserver Corporation of America and changed its name on December 2, 1997. The active business of CCA Companies Incorporated (with its subsidiaries, the "Company") now is the operation of a 50% owned gaming casino in Suriname and actively pursuing other opportunities including the development of a casino and hotel project in Sakhalin of the Russian Federation.

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

         Commencing in 1997, the Company acquired rights and secured property under a 101-year lease on a ten acre site to build and operate a 140 million-dollar 450-room year round hotel/casino resort. The Company initially planned to have 70 tables and 350 slot machines with the intent to add additional gaming equipment. The site is located in the center of the City of Yuzhno-Sakhalinsk ("City") on Sakhalin Island (the "Sakhalin Project"). Sakhalin Island is a Russian territory located just north of Japan. This proposed hotel/casino, if built, would be easily accessible for gaming activities from Japan, China, Korea, and the Russian mainland. Further development was planned at a nearby ski mountain.

         Since that time, the Company has entered into numerous discussions and several agreements in attempts to raise capital to finance the Sakhalin Project without success. In the fiscal year ended June 30, 2000, due to the Company's failure to proceed and based on its evaluation of assets for financial impairment as required by SFAS No. 121, certain capitalized expenditures and goodwill (the excess of the aggregate purchase price over the fair market value of net assets acquired), net of amortization, totaling approximately $13,552,000 were written down. The Company is continuing to explore additional possibilities to finance the project and protect its investment.

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


RESULTS OF OPERATIONS

               Comparison of Three Months Ended September 30, 2000
                    to Three Months Ended September 30, 1999

         Loss from continued operations. The Company incurred a loss from continued operations of $120,572, or $0.01 per share, for the three months ended September 30, 2000, as compared to a loss of $36,431, or $0.003 per share, for the three months ended September 30, 1999. The increase in loss during the current period was primarily due to a decrease in casino revenues and profits caused by a decline in Suriname economic conditions coupled with increased competition. This was offset partially by reductions in general corporate overhead expenses.

         Revenues. During the three months ended September 30, 2000, the Company had revenues of $1,432,163 generated by the Suriname Palace casino as compared to $1,698,063 for the three months ended September 30, 1999. The 16% decline in revenues resulted primarily from a downturn in the Suriname economic conditions coupled with increased competition.

         Marketing, General and Administrative Expenses. Marketing, General and administrative expenses were $1,343,504 for the three months ended September 30, 2000 consisting primarily of $955,724 related to operating expenses of the Suriname casino and $387,780 for general corporate overhead. For the three months ended September 30, 1999 marketing, general and administrative expenses were $1,439,983 of which approximately $521,841 related to general corporate overhead and $918,142 related to casino operations. The $134,061 or 26% decrease in the general corporate overhead during the current period is attributable to reductions in consulting and other general office expenses. In addition, the prior years amount includes $87,869 of amortization of goodwill which was written down to zero in June 2000. The increase of approximately $37,000 during the current year in the Suriname expenses is primarily attributable to increased marketing and promotion necessary due to the downturn in the Suriname economy and increased competition

         Interest Expense. For the three months ended September 30, 2000, interest expense was $59,531 as compared to $75,449 for the three months ended September 30, 1999. The decrease during the current period was primarily attributable to the reduction in the balance remaining on loans made by the Company's Suriname joint venture partner during 1998 and 1999 for the completion of the Suriname casino construction.

         Minority Interest. The Company has management control of the Suriname casino joint venture company in which it owns a 50% equity interest. As such, the casino's operations are consolidated with those of the Company and a minority interest is recorded for the 50% interest held by the Company's joint venture partner. During the three months ended September 30, 2000, the joint venture company generated net after tax income of $162,143 after deduction for management fees and interest expenses earned by the Company. As a result, the Company recorded a minority interest equal to 50% of such amount, or $81,071. For the three months ended September 30, 1999, the joint venture company generated net income of $439,083 after deduction for management fees and interest expenses earned by the Company and the Company recorded a minority interest equal to 50% of such amount, or $219,542. The Company made no provisions for income taxes during the 1999 period based on opinions from Counsel regarding the tax concessions that they believe should have been granted.

         Loss from discontinued operations. During the three months ended September 30, 1999, the Company incurred a loss of $88,500 primarily attributable to the costs of winding down the discontinued food operations and legal fees associated with the arbitration case brought by the Company's former President of the hotel management division. For the three months ended September 30, 2000, the Company had no losses from discontinued operations.

         Income Taxes. During the three months ended September 30, 2000, SLC accrued for income taxes of $69,052, including $23,500 of deferred taxes, payable to the Suriname Government based on a tax rate of 50% of the net taxable income pursuant to the Suriname Hazard Games Act 1962. The Company made no provisions for income taxes during the prior year's period based on opinions from Counsel regarding the tax concessions that they believe should have been granted.


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

         In October 1999, the Company entered into a convertible loan agreement with a private investor and received $350,000 which it used to fund current and past due obligations. On December 22, 1999, the lender converted $185,000 of the loan amount together with interest. The balance of $165,000 together with 15% interest was paid on April 30, 2000.

         In January 2000, a director of the Company advanced $300,000 which the Company also used to fund past due obligations. The loan is due December 31, 2000 and bears interest at the bank prime rate. The term of the loan has been extended and the balance remaining at February 2001 is $145,000.

         In March 2000, the Company entered into a convertible loan agreement with a private investor and received $150,000. The loan was paid off in February 2001.

         On October 24, 2000, 480,000 shares of the Company's Common Stock were issued to Star Casinos Limited in payment for $120,000 of services provided by David Hartley, President of the Company's Casino Division, during the year ended June 30, 2000.

         In January 2001, a private investor purchased 1,333,334 shares of the Company's Common Stock at a purchase price of $.075 per share. The proceeds were used for general working capital purposes.

         At December 31, 2000, the Company had a working capital deficit of $820,000 and had approximately $382,000 cash or cash equivalents on hand. In late August 1999, the Company began to receive cash distributions from the profits of its Suriname casino joint venture. Prior to August 1999, all cash profits of the casino had been used to first pay the remaining balance due on the casino construction contract and then to repay a $750,000 loan previously made by the Company's Suriname casino joint venture partner in December 1998. The Company received an average of approximately $300,000 per month in cash distributions from casino profits during the nine months of September 1999 through May 2000. As a result of the decline in the Suriname economy, increased competition and the Government's tax assessments commencing in June 2000, the cash distributions from casino profits have been reduced significantly since June 2000 to approximately $150,000 per month. This cash flow has and should continue to enable the Company to pay its current corporate overhead expenses, fund its loan obligations and make payments on any other remaining obligations.

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


SUBSEQUENT EVENTS

         On October 18, 2000, the Company's Board of Directors approved a reduction of the exercise price of all stock options and warrants previously issued to the then existing officers and directors of the Company. Consequently, 2,730,000 stock options and 650,000 warrants having exercise prices of $.25 per share were reduced to and exercise price of $.10. The five day average of the market value share price on October 18, 2000 was $.06 per share. Additionally, Miles Greenberg, Chief Financial Officer of the Company, was granted by the Board on the same date 500,000 stock options exercisable at $.10 per share.

         On October 24, 2000, 480,000 shares of the Company's Common Stock were issued to Star Casinos Limited in payment for $120,000 of services provided by David Hartley, President of the Company's Casino Division. The market value of the shares was $.15 per share.

         In January 2001, a private investor purchased 1,333,334 shares of the Company's Common Stock at a purchase price of $.075 per share. The proceeds were used for general working capital purposes.


OTHER

         Certain statements in this Quarterly Report on Form 10-Q are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and involve known and unknown risks, uncertainties and other factors that may cause the Company's actual results, performance or achievements to be materially different form the results, performance or achievements expressed or implied by the forward looking statement. Factors that impact such forward looking statements include, among others, risk factors included in the Company's Annual Report on Form 10-K for the year ended June 30, 2000 and other filings with the Securities and Exchange Commission.

         PART II.  OTHER INFORMATION

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

                  The following information is furnished pursuant to Item 701(a)-(c) of Regulation S-K in connection with unregistered securities sold or issued by the Company:

                  N/A

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company held no material market risk sensitive financial instruments or interest therein, and held none at September 30, 2000. The Company's loans, payables, or receivables to or from others (including loans, payables or receivables to or from its subsidiaries or joint ventures) and the interest thereon, are all expressed as dollar obligations and payable in dollars.

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

                           N/A

(b)      Reports on Form 8-K

                           N/A

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             CCA COMPANIES INCORPORATED


Dated:  May 4, 2001          By:  /s/ Dallas Dempster
                                 --------------------------------------------
                                      Dallas Dempster
                                      Chief Executive Officer and President


                             By:  /s/ Miles R. Greenberg
                                 --------------------------------------------
                                      Miles R. Greenberg
                                      Chief Financial Officer