Form 10-Q
period 2000-12-31
CCA COMPANIES INC
filed 2001-05-08
CIK 1026671

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                  -------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2000

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

                     9130 S. Dadeland Blvd., Suite 1602
                                 Miami, FL 33156
                              ---------------------
                    (Address of Principal Executive Offices)

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

                              Yes [ X ]     No. [ ]

         State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date.

              Class                         Outstanding at April 30, 2001
             -------                        -----------------------------
 Common Stock, $.001 par value                      18,140,000 shares

                           CCA COMPANIES INCORPORATED

                               INDEX TO FORM 10-Q

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2000
         and December 31, 2000 (unaudited)..................................1

Condensed Consolidated Statements of Operations for the Three
         and Six Months ended December 31, 2000 (unaudited), and
         the Three and Six Months ended December 31, 1999 (unaudited).......2

Condensed Consolidated Statements of Cash Flows for the Three
         and Six Months ended December 31, 2000 (unaudited), and the
         Three and Six Months ended December 31, 1999 (unaudited)...........3

Notes to Condensed Consolidated Financial Statements........................4

Item 2.       Management's Discussion and Analysis of
              Financial Conditions and Results of Operations................9

PART II. OTHER INFORMATION

Item 2.       Changes in Securities and Use of Proceeds....................15

Item 3.       Quantitative and Qualitative Disclosure about Market Risk....15

Item 6.       Exhibits and Reports on Form 8-K.............................15

SIGNATURES ................................................................16

                          PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements

                           CCA COMPANIES INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                   June 30,             December 31,
ASSETS                                                                               2000                   2000
                                                                                --------------      ----------------
                                                                                                      (Unaudited)
CURRENT ASSETS:
Cash and cash equivalents                                                       $     215,559         $     382,493
Prepaid and other current assets                                                       65,788                33,018
                                                                                -------------         -------------
     Total current assets                                                             281,347               415,511

Construction in progress                                                            2,100,000             2,100,000
Property, equipment and leasehold improvements, net                                 5,489,279             5,135,636
Other assets                                                                           20,300                20,300
                                                                                -------------         -------------
     TOTAL                                                                      $   7,890,926         $   7,671,447
                                                                                =============         =============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses                                           $     846,805         $     874,282
Income tax payable                                                                    144,650                93,626
Notes and loans payable - current                                                     335,000               176,500
Net liabilities from discontinued operations                                           94,000                75,664
                                                                                -------------         -------------
    Total current liabilities                                                       1,420,453             1,220,072
                                                                                -------------         -------------
Notes payable - long term                                                             515,900               479,900
                                                                                -------------         -------------
Deferred income tax                                                                   192,884               239,384
                                                                                -------------         -------------
Minority interest in consolidated subsidiary                                          671,482               804,193
                                                                                -------------         -------------
Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock, par value $.01, 5,000,000 shares
     authorized, no shares issued and outstanding
Common stock, par value $.001; 50,000,000 shares
     authorized; 16,326,666 shares and 16,806,666 shares issued and
     outstanding at June 30, 2000 and December 31, 2000, respectively                  16,328                16,808
Additional paid-in capital                                                         47,497,487            47,582,007
Accumulated deficit                                                               (42,423,610)          (42,670,917)
                                                                                -------------         -------------
     Total stockholders' equity                                                     5,090,207             4,927,898
                                                                                -------------         -------------
     TOTAL                                                                      $   7,890,926         $   7,671,447
                                                                                =============         =============

See notes to condensed consolidated financial statements.

                           CCA COMPANIES INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                   For the Three       For the Three          For the               For
                                                       Months              Months            Six Months              the
                                                       Ended               Ended               Ended            Six Months
                                                   December 31,        December 31,        December 31,       Ended December
                                                       2000                1999                2000              31, 1999
                                                  ----------------    ----------------    ----------------    ----------------
REVENUES                                          $   1,270,884       $   1,887,417       $    2,703,047         $3,585,480

OPERATING EXPENSES:
Marketing, General and administrative                 1,270,393           1,756,514            2,613,897          3,196,497
                                                  -------------       -------------       --------------         ----------

INCOME (LOSS) FROM OPERATIONS                               491             130,903               89,150            388,983

OTHER INCOME (EXPENSE):
Interest income                                              58               1,066                  482              1,546
Interest expense                                        (54,972)            (68,306)            (114,503)          (143,755)
                                                  -------------       -------------       --------------         ----------
    Total other income (expense)                        (54,914)            (67,240)            (114,021)          (142,209)
                                                  -------------       -------------       --------------         ----------

Foreign income tax                                      (20,672)                  -              (89,724)
                                                  -------------                           --------------
NET INCOME (LOSS) BEFORE                                (75,095)             63,663             (114,595)           246,774
    MINORITY INTEREST

Minority interest                                       (51,640)           (267,585)            (132,711)          (487,127)
                                                  -------------       -------------       --------------         ----------

LOSS FROM CONTINUED OPERATIONS                         (126,735)           (203,922)            (247,306)          (240,353)

Loss from discontinued operations                                           (15,000)                               (103,500)
                                                  -------------       -------------       --------------         ----------

NET LOSS                                          $    (126,735)      $    (218,922)      $     (247,306)        $ (343,853)
                                                  =============       =============       ==============         ==========

NET LOSS PER SHARE OF COMMON STOCK:
    Loss from continuing operations               $       (0.01)      $      (0.014)      $        (0.02)        $   (0.017)
    Loss from discontinued operations                                        (0.001)                                 (0.007)
                                                  -------------       -------------       --------------         ----------
                                                  $       (0.01)      $      (0.015)      $        (0.02)        $   (0.024)
                                                  =============       =============       ==============         ==========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND
    COMMON SHARE EQUIVALENTS OUTSTANDING             16,681,449          14,408,014           16,504,057         14,269,654
                                                  =============       =============       ==============         ==========

See notes to condensed financial statements.

                           CCA COMPANIES INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                               For the        For the Three         For the             For the
                                                             Three Months         Months          Six Months          Six Months
                                                                Ended             Ended              Ended               Ended
                                                               December        December 31,      December 31,        December 31,
                                                               31, 2000            1999              2000                1999
                                                             -------------    ---------------    --------------    ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                     $   (126,735)    $     (218,922)    $     (247,306)    $    (343,853)
Adjustments:
  Loss from discontinued operations                                                   15,000                              103,500
  Compensation expense in connection with issuance of
         options and warrants                                      13,000                                13,000
  Depreciation and amortization                                   193,080            275,356            385,424           549,898
  Legal services provided for stock options                                           10,000                               10,000
  Consulting services provided for common stock                    72,000              7,500             72,000             7,500
  Minority interest                                                51,640            267,585            132,711           487,127
  Deferred income tax                                              23,000                  -             46,500                 -
  Changes in current assets and current liabilities:
     Prepaid expenses and other current assets                     25,155             (8,718)            22,003           (10,672)
     Accounts payable and accrued expenses                        (52,910)          (516,413)           (23,547)         (492,932)
                                                             ------------     --------------     --------------     -------------

  Net cash provided (used) by continuing operations               198,230           (168,612)           400,785           310,568

  Net cash provided (used) by discontinued operations             (15,336)           (25,310)           (18,336)         (147,235)
                                                             ------------     --------------     --------------     -------------

Net cash provided (used) by operating activities                  182,894           (193,922)           382,449           163,333
                                                             ------------     --------------     --------------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Property, equipment and leasehold improvements                     (1,419)           (21,989)           (31,782)          (63,413)
Funds used for acquisitions and development                                          (27,333)                            (100,675)
                                                             ------------     --------------     --------------     -------------

Net cash provided (used) by investing activities                   (1,419)           (49,322)           (31,782)         (164,088)
                                                             ------------     --------------     --------------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock                                                                                        125,000
Notes payable and interest converted for common stock                                195,500                              195,500
Proceeds from notes and loans payable                                                350,000                              400,000
Repayments of notes payable                                       (89,683)          (210,000)          (183,733)         (755,100)
                                                             ------------     --------------     --------------     -------------

Net cash provided (used) by financing activities                  (89,683)           335,500           (183,733)          (34,600)
                                                             ------------     --------------     --------------     -------------
NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                                           91,792             92,255            166,934           (35,355)

CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD                                           290,701            298,052            215,559           425,662
                                                             ------------     --------------     --------------     -------------
CASH AND CASH EQUIVALENTS,
    END OF PERIOD                                            $    382,493     $      390,307     $      382,493     $     390,307
                                                             ============     ==============     ==============     =============

See notes to condensed consolidated financial statements.

                           CCA COMPANIES INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(Note A) Basis of Presentation and the Company:

         CCA Companies Incorporated was incorporated on March 6, 1996 and has adopted a fiscal year ending June 30.

         The accompanying unaudited condensed consolidated financial statements include the accounts of CCA, its subsidiaries and joint venture (collectively, the "Company"). Intercompany transactions and balances have been eliminated in consolidation. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three-month and six-month periods ended December 31, 2000 are not necessarily indicative of the results that may be expected for any interim period or the year ending June 30, 2001.

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

Maritime Services Corporation ("MSC")

         In September 2000, Maritime Services Corporation ("MSC"), the contractor that constructed the Suriname casino, brought an action in the United States District Court of Oregon seeking damages in the amount of $200,250 plus interest. MSC claims that the Company issued shares of its Common Stock in 1998 having a value of $200,250 as partial payment for construction work performed and that the Company was obligated to buy the shares back for the same value. The Company has denied all material allegations of the complaint and believes that it has no liability for the claim. Discovery is now proceeding in the action.

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

Results of Operations

               Comparison of Three Months Ended December 31, 2000
                     to Three Months Ended December 31, 1999

         Loss from continued operations. The Company incurred a loss from continued operations of $126,735, or $0.01 per share, for the three months ended December 31, 2000, as compared to a loss of $203,922, or $0.014 per share, for the three months ended December 31, 1999. The decrease in loss was primarily due to reductions in general corporate overhead expenses.

         Revenues. During the three months ended December 31, 2000, the Company had revenues of $1,270,884 generated from its Suriname casino operations. For the three months ended December 31, 1999, the Company recorded revenues of $1,887,417 from the Suriname casino. The 33% decline in revenues resulted primarily from a downturn in the Suriname economy coupled with increased competition.

         Marketing, General and Administrative Expenses. Marketing, General and administrative expenses were $1,270,393 for the three months ended December 31, 2000 consisting primarily of $921,342 related to operating expenses of the Suriname casino and $349,051 for general corporate overhead. For the three months ended December 31, 1999, marketing, general and administrative expenses were $1,756,514 of which $1,016,463 related to operating expenses of the Suriname casino, $87,869 for the amortization of goodwill, and $652,182 for general corporate overhead. The current period's Suriname casino operating expenses decreased by $95,121 or 9% as a result of reductions in rent, staff expenses and other office expenses. The $303,131 or 46% decrease in the general corporate overhead during the current period is primarily attributable to reductions in expenses including consulting, travel and legal and professional. In addition, goodwill was written down to zero in June 2000 and therefore no amortization was recorded in the current year's period.

         Interest Expense. For the three months ended December 31, 2000, interest expense was $54,972 compared to $68,306 for the three months ended December 31, 1999. The decrease during the current period was primarily attributable to the reduction in the balance remaining on loans made by the Company's Suriname joint venture partner during 1998 and 1999 for the completion of the Suriname casino construction.

         Minority Interest. The Company has management control of the Suriname casino joint venture company in which it owns a 50% equity interest. As such, the casino's operations are consolidated with those of the Company and a minority interest is recorded for the 50% interest held by the Company's joint venture partner. During the three months ended December 31, 2000, the joint venture company generated net after tax income of $103,280 after deduction for management fees and interest expenses earned by the Company and eliminated in consolidation. As a result, a minority interest equal to 50% of such amount or $51,640 was recorded by the Company. For the three months ended December 31, 1999, the joint venture company generated net income of $535,170 after deduction for management fees and interest expenses earned by the Company and the Company recorded a minority interest equal to 50% of such amount, or $267,585. The Company made no provisions for income taxes during the 1999 period based on opinions from Counsel regarding tax concessions that they believe should have been granted.

         Loss from discontinued operations. During the three months ended December 31, 1999, the Company incurred a loss from its discontinued food operations of $15,000 related to miscellaneous final efforts to exploit or joint venture the business. For the three months ended December 31, 2000, the Company had no losses from discontinued operations.

         Income Taxes. During the three months ended December 31, 2000, SLC accrued for income taxes of $20,672, all of which are deferred and payable to the Suriname Government based on a tax rate of 50% of the net taxable income pursuant to the Suriname Hazard Games Act 1962. The Company made no provisions for income taxes during the prior year's period based on opinions from Counsel regarding the tax concessions that they believe should have been granted.

                Comparison of Six Months Ended December 31, 2000
                      to Six Months Ended December 31, 1999

         Loss from continued operations. The Company incurred a loss from continued operations of $247,306, or $0.02 per share, for the six months ended December 31, 2000, as compared to a loss of $240,353, or $0.02 per share, for the six months ended December 31, 1999.

         Revenues. For the six months ended December 31, 2000, the Company had revenues of $2,703,047 from the operations of the Suriname casino compared with $3,585,480 for the six months ended December 31, 1999. The 25% decline in revenues resulted primarily from a downturn in the Suriname economy coupled with increased competition.

         Marketing, General and Administrative Expenses. Marketing, General and administrative expenses were $2,613,897 for the six months ended December 31, 2000 consisting primarily of $1,876,956 related to operating expenses of the Suriname casino and $736,941 for general corporate overhead. For the six months ended December 31, 1999, marketing, general and administrative expenses were $3,196,497 of which $1,934,605 related to operating expenses of the Suriname casino, $175,738 for the amortization of goodwill and $1,086,154 for general corporate overhead. The current period's Suriname casino operating expenses decreased by $57,649 or 3% as a result of reductions in rent, staff expenses and other office expenses. The $349,213 or 32% decrease in the general corporate overhead during the current period is primarily attributable to reductions in expenses including consulting, travel and legal and professional. In addition, goodwill was written down to zero in June 2000 and therefore no amortization was recorded in the current year's period.

          Interest Expense. For the six months ended December 31, 2000, interest expense was $114,503 compared to $143,755 for the six months ended December 31, 1999. The decrease during the current period was primarily attributable to the reduction in the balance remaining on loans made by the Company's Suriname joint venture partner during 1998 and 1999 for the completion of the Suriname casino construction.

         Minority Interest. The Company has management control of the Suriname casino joint venture company in which it owns a 50% equity interest. As such, the casino's operations are consolidated with those of the Company and a minority interest is recorded for the 50% interest held by the Company's joint venture partner. During the six months ended December 31, 2000, the joint venture company generated net after tax income of $265,422 after deduction for management fees and interest expenses earned by the Company and eliminated in consolidation. As a result, a minority interest equal to 50% of such amount or $132,711 was recorded by the Company. For the six months ended December 31, 1999, the joint venture company generated net income of $974,254 after deduction for management fees and interest expenses earned by the Company and the Company recorded a minority interest equal to 50% of such amount, or $487,127. The Company made no provisions for income taxes during the 1999 period based on opinions from Counsel regarding tax concessions that they believe should have been granted.

         Loss from discontinued operations. During the six months ended December 31, 1999, the Company incurred a loss from discontinued operations of $103,500 related to final efforts to exploit or joint venture the food preservation business and legal fees incurred in the arbitration case brought against the Company by the former President of its discontinued hotel management division. For the six months ended December 31, 2000, the Company had no losses from discontinued operations.

         Income Taxes. During the six months ended December 31, 2000, SLC accrued for income taxes of $89,724, including $46,500 of deferred taxes, payable to the Suriname Government based on a tax rate of 50% of the net taxable income pursuant to the Suriname Hazard Games Act 1962. The Company made no provisions for income taxes during the prior year's period based on opinions from Counsel regarding the tax concessions that they believe should have been granted.

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

         At December 31, 2000, the Company had a working capital deficit of $805,000 and had approximately $382,000 cash or cash equivalents on hand. In late August 1999, the Company began to receive cash distributions from the profits of its Suriname casino joint venture. Prior to August 1999, all cash profits of the casino had been used to first pay the remaining balance due on the casino construction contract and then to repay a $750,000 loan previously made by the Company's Suriname casino joint venture partner in December 1998. The Company received an average of approximately $300,000 per month in cash distributions from casino profits during the nine months of September 1999 through May 2000. As a result of the decline in the Suriname economy, increased competition and the Government's tax assessments commencing in June 2000, the cash distributions from casino profits have been reduced significantly since June 2000 to approximately $150,000 per month. This cash flow has and should continue to enable the Company to pay its current corporate overhead expenses, fund its loan obligations and make payments on any other remaining obligations.

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

                           PART II. OTHER INFORMATION

Item 2.       Changes in Securities and Use of Proceeds

         The following information is furnished pursuant to Item 701(a)-(c) of Regulation S-K in connection with unregistered securities sold or issued by the
Company:

         On October 18, 2000, Miles Greenberg, Chief Financial Officer of the Company, was granted by the Board on the same date 500,000 four-year plan stock options exercisable at $.10 per share.

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

Item 3.      Quantitative and Qualitative Disclosure about Market Risk

The Company held no material market risk sensitive financial instruments or interest therein, and held none at December 31, 2000. The Company's loans, payables, or receivables to or from others (including loans, payables or receivables to or from its subsidiaries or joint ventures) and the interest thereon, are all expressed as dollar obligations and payable in dollars.

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