Form 10-Q
period 2001-03-31
CCA COMPANIES INC
filed 2001-05-14
CIK 1026671

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                  -------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from __________ to __________

                           Commission File No. 0-22191

                           CCA COMPANIES INCORPORATED
       ------------------------------------------------------------------
                           (Exact Name of Registrant)

           DELAWARE                                   65-0675901
--------------------------------             -----------------------------
(State or Other Jurisdiction of                     (I.R.S. Employer
Incorporation or Organization)                   Identification Number)

                       9130 S. DADELAND BLVD., SUITE 1602
                                 MIAMI, FL 33156
                        --------------------------------
                    (Address of Principal Executive Offices)

                                 (305) 670-3838
                              ---------------------
              (Registrant's Telephone Number, Including Area Code)

                                       N/A
                                  -------------
              (Former Name, Former Address and Former Fiscal Year,
                          if changed Since Last Report)

         Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]      No [ ]

         State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date.

                      Class                      Outstanding at April 30, 2001
                    ---------                    -----------------------------
               Common Stock, $.001 par value           18,140,000 shares

                           CCA COMPANIES INCORPORATED

                               INDEX TO FORM 10-Q

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2000
         and March 31, 2001 (unaudited)....................................1

Condensed Consolidated Statements of Operations for the Three
         and Nine Months ended March 31, 2001 (unaudited), and
         the Three and Nine Months ended March 31, 2000 (unaudited)........2

Condensed Consolidated Statements of Cash Flows for the Three
         and Nine Months ended March 31, 2001 (unaudited), and
         the Three and Nine Months ended March 31, 2000 (unaudited)........3

Notes to Condensed Consolidated Financial Statements.......................4

Item 2.       Management's Discussion and Analysis of
              Financial Conditions and Results of Operations...............9

PART II. OTHER INFORMATION

Item 2.       Changes in Securities and Use of Proceeds...................15

Item 3.       Quantitative and Qualitative Disclosure about Market Risk...15

Item 6.       Exhibits and Reports on Form 8-K............................15

SIGNATURES................................................................16

                          PART I. FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                           CCA COMPANIES INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                 June 30,               March 31,
ASSETS                                                                             2000                   2001
------                                                                       -----------------      ------------------
                                                                                                       (Unaudited)
CURRENT ASSETS:
Cash and cash equivalents                                                       $    215,559             $    610,967
Prepaid and other current assets                                                      65,788                   34,317
                                                                                ------------             ------------
     Total current assets                                                            281,347                  645,284

Construction in progress                                                           2,100,000                2,100,000
Property, equipment and leasehold improvements, net                                5,489,279                4,943,811
Other assets                                                                          20,300                   20,300
                                                                                ------------             ------------
     TOTAL                                                                      $  7,890,926             $  7,709,395
                                                                                ============             ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses                                           $    846,805             $    855,744
Income tax payable                                                                   144,650                  196,786
Notes and loans payable - current                                                    335,000                  135,000
Net liabilities from discontinued operations                                          94,000                   65,664
                                                                                ------------             ------------
    Total current liabilities                                                      1,420,453                1,253,193
                                                                                ------------             ------------
Notes payable - long term                                                            515,900                  395,900
                                                                                ------------
Deferred income taxes                                                                192,884                  262,884
                                                                                ------------             ------------
Minority interest in consolidated subsidiary                                         671,482                  916,574
                                                                                ------------             ------------
Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock, par value $.01, 5,000,000 shares
     authorized, no shares issued and outstanding
Common stock, par value $.001; 50,000,000 shares
     authorized; 16,326,666 shares and 18,140,000 shares
     issued and outstanding at June 30, 2000 and March 31,
     2001, respectively                                                               16,328                   18,140
Additional paid-in capital                                                        47,497,487               47,680,675
Accumulated deficit                                                              (42,423,610)             (42,817,972)
                                                                                ------------             ------------
     Total stockholders' equity                                                    5,090,207                4,880,843
                                                                                ------------             ------------
     TOTAL                                                                      $  7,890,926             $  7,709,395
                                                                                ============             ============

See notes to condensed consolidated financial statements.

                           CCA COMPANIES INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      For the            For the              For the             For the
                                                    Three Months       Three Months         Nine Months         Nine Months
                                                       Ended               Ended               Ended               Ended
                                                     March 31,          March 31,            March 31,           March 31,
                                                       2001               2000                 2001                2000
                                                 ----------------    ----------------    ----------------    ----------------
REVENUES                                          $  1,509,269        $  1,812,716        $   4,212,316         $ 5,398,196

OPERATING EXPENSES:
Marketing, General and administrative                1,373,563           1,687,712            3,987,460           4,884,209
                                                  ------------        ------------        -------------         -----------
INCOME (LOSS) FROM OPERATIONS                          135,706             125,004              224,856             513,987

OTHER INCOME (EXPENSE):
Interest income                                            726               1,745                1,208               3,291
Interest expense                                       (44,445)            (63,068)            (158,948)           (206,823)
                                                  ------------        ------------        -------------         -----------
    Total other income (expense)                       (43,719)            (61,323)            (157,740)           (203,532)
                                                  ------------        ------------        -------------         -----------
Foreign income taxes                                  (126,660)                                (216,384)
                                                  ------------        ------------        -------------         -----------
NET INCOME (LOSS) BEFORE                               (34,673)             63,681             (149,268)            310,455
    MINORITY INTEREST

Minority interest                                     (112,381)           (249,269)            (245,092)           (736,396)
                                                  ------------        ------------        -------------         -----------
LOSS FROM CONTINUED OPERATIONS                        (147,054)           (185,588)            (394,360)           (425,941)

Loss from discontinued operations                                                                                  (103,500)
                                                  ------------        ------------        -------------         -----------
NET LOSS                                          $   (147,054)       $   (185,588)       $    (394,360)        $  (529,441)
                                                  ============        ============        =============         ===========
NET LOSS PER SHARE OF COMMON STOCK:
    Loss from continuing operations               $      (0.01)       $      (0.01)       $       (0.02)        $     (0.03)
    Loss from discontinued operations                                                                                 (0.01)
                                                  ------------        ------------        -------------         -----------
                                                  $      (0.01)       $      (0.01)       $       (0.02)        $     (0.04)
                                                  ============        ============        =============         ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND
    COMMON SHARE EQUIVALENTS OUTSTANDING            17,917,778          16,074,798           16,968,418          14,872,967
                                                  ============        ============        =============         ===========

See notes to condensed financial statements.

                           CCA COMPANIES INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                          For the            For the              For the             For the
                                                        Three Months       Three Months         Nine Months         Nine Months
                                                           Ended               Ended               Ended               Ended
                                                         March 31,          March 31,            March 31,           March 31,
                                                           2001               2000                 2001                2000
                                                     ----------------    ----------------    ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                 ($147,054)        $(185,588)          ($394,360)          $(529,441)
Adjustments:
   Loss from discontinued operations                                                                                 103,500
  Compensation expense in connection with issuance of
         options and warrants                                                                     13,000
  Depreciation and amortization                            209,379           281,381             594,803             831,279
  Legal services provided for stock options                                                                           10,000
  Consulting services provided for common stock                               66,000              72,000              73,500
  Minority interest                                        112,381           249,269             245,092             736,396
  Deferred income taxes                                     23,500                                70,000
  Changes in current assets and current liabilities:
     Prepaid expenses and other current assets               9,468           (35,888)             31,471             (46,560)
     Accounts payable and accrued expenses                  84,622          (416,181)             61,075            (909,113)
                                                         ---------         ---------           ---------           ---------
  Net cash provided (used) by continuing operations        292,296           (41,007)            693,081             269,561

  Net cash provided (used) by discontinued operations      (10,000)          (35,440)            (28,336)           (202,775)
                                                         ---------         ---------           ---------           ---------
Net cash provided (used) by operating activities           282,296           (76,447)            664,745              66,786
                                                         ---------         ---------           ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Property, equipment and leasehold improvements             (17,555)          (83,290)            (49,337)           (146,703)
Funds used for acquisitions and development                                 (272,473)                               (373,148)
                                                         ---------         ---------           ---------           ---------
Net cash provided (used) by investing activities           (17,555)         (355,763)            (49,337)           (519,851)
                                                         ---------         ---------           ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock                         100,000                               100,000             125,000
Notes payable and interest converted for common stock                                                                195,500
Proceeds from notes and loans payable                                        450,000                                 850,000
Repayments of notes payable                               (136,267)          (30,000)           (320,000)           (765,000)
                                                         ---------         ---------           ---------           ---------
Net cash provided (used) by financing activities           (36,267)          420,000            (220,000)            405,500
                                                         ---------         ---------           ---------           ---------
NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                                   228,474           (12,210)            395,408             (47,565)

CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD                                    382,493           390,307             215,559             425,662
                                                         ---------         ---------           ---------           ---------
CASH AND CASH EQUIVALENTS,
    END OF PERIOD                                        $ 610,967         $ 378,097           $ 610,967           $ 378,097
                                                         =========         =========           =========           =========

See notes to condensed consolidated financial statements.

                           CCA COMPANIES INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(NOTE A) BASIS OF PRESENTATION AND THE COMPANY:

         CCA Companies Incorporated was incorporated on March 6, 1996 and has adopted a fiscal year ending June 30.

         The accompanying unaudited condensed consolidated financial statements include the accounts of CCA, its subsidiaries and joint venture (collectively, the "Company"). Intercompany transactions and balances have been eliminated in consolidation. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three-month and nine-month periods ended March 31, 2001 are not necessarily indicative of the results that may be expected for any interim period or the year ending June 30, 2001.

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

RESULTS OF OPERATIONS

                 Comparison of Three Months Ended March 31, 2001
                      to Three Months Ended March 31, 2000

         Loss from continued operations. The Company incurred a loss from continued operations of $147,054, or $0.01 per share, for the three months ended March 31, 2001, as compared to a loss of $185,588, or $0.01 per share, for the three months ended March 31, 2000. The current period saw less revenues generated by its casino operations which were offset by reductions in both casino and general corporate overhead expenses.

         Revenues. During the three months ended March 31, 2001, the Company had revenues of $1,509,269 generated from its Suriname casino operations. For the three months ended March 31, 2000, the Company recorded revenues of $1,812,716 generated by the Suriname casino. The 17% decline in revenues resulted primarily from a downturn in the Suriname economy coupled with increased competition.

         Marketing, General and Administrative Expenses. Marketing, General and administrative expenses were $1,373,563 for the three months ended March 31, 2001 consisting primarily of $922,191 related to operating expenses of the Suriname casino and $451,372 for general corporate overhead. Marketing, General and administrative expenses were $1,687,712 for the three months ended March 31, 2000 consisting primarily of $994,210 related to operating expenses of the Suriname casino, $87,869 for the amortization of goodwill and $605,633 for general corporate overhead. The current period's Suriname casino operating expenses decreased by $72,019 or 7% as a result of reductions in rent, staff expenses and other office expenses. The $154,261 or 25% decrease in the general corporate overhead during the current period is primarily attributable to reductions in expenses including consulting, travel and legal and professional. In addition, goodwill was written down to zero in June 2000 and therefore no amortization was recorded in the current year's period.

         Interest Expense. For the three months ended March 31, 2001, interest expense was $44,445 compared to $63,068 for the three months ended March 31, 2000. The decrease during the current period was primarily attributable to the reduction in the balance remaining on loans made by the Company's Suriname joint venture partner during 1998 and 1999 for the completion of the Suriname casino construction.

         Minority Interest. The Company has management control of the Suriname casino joint venture company in which it owns a 50% equity interest. As such, the casino's operations are consolidated with those of the Company and a minority interest is recorded for the 50% interest held by the Company's joint venture partner. During the three months ended March 31, 2001, the joint venture company generated net after tax income of $224,762 after deduction for management fees and interest expenses earned by the Company and eliminated in consolidation. As a result, a minority interest equal to 50% of such amount or $112,381 was recorded by the Company. For the three months ended March 31, 2000, the joint venture company generated net income of $498,538 after deduction for management fees and interest expenses earned by the Company and the Company recorded a minority interest equal to 50% of such amount, or $249,269. The Company made no provisions for income taxes during the 1999 period based on opinions from Counsel regarding tax concessions that they believe should have been granted.

         Foreign Income Taxes. During the three months ended March 31, 2001, SLC accrued for income taxes of $126,660, including $23,500 of deferred taxes, payable to the Suriname Government based on a tax rate of 50% of the net taxable income pursuant to the Suriname Hazard Games Act 1962. The Company made no provisions for income taxes during the prior year's period based on opinions from Counsel regarding the tax concessions that they believe should have been granted.

                 Comparison of Nine Months Ended March 31, 2001
                       to Nine Months Ended March 31, 2000

         Loss from continued operations. The Company incurred a loss from continued operations of $394,360, or $0.02 per share, for the nine months ended March 31, 2001, as compared to a loss of $425,941, or $0.03 per share, for the nine months ended March 31, 2000. The current period saw less revenues generated by its casino operations which were offset by reductions in both casino and general corporate overhead expenses.

         Revenues. For the nine months ended March 31, 2001, the Company had revenues of $4,212,316 from the operations of the Suriname casino compared with $5,398,196 for the nine months ended March 31, 2000. The 22% decline in revenues resulted primarily from a downturn in the Suriname economy coupled with increased competition.

         Marketing, General and Administrative Expenses. Marketing, General and administrative expenses were $3,987,460 for the nine months ended March 31, 2001 consisting primarily of $2,799,147 related to operating expenses of the Suriname casino and $1,188,313 for general corporate overhead. For the nine months ended March 31, 2000, marketing, general and administrative expenses were $4,884,209 consisting primarily of $2,928,815 related to operating expenses of the Suriname casino, $263,607 for the amortization of goodwill and $1,691,787 for general corporate overhead. The current period's Suriname casino operating expenses decreased by $129,668 or 5% as a result of reductions in rent, staff expenses and other office expenses. The $503,474 or 30% decrease in the general corporate overhead during the current period is primarily attributable to reductions in expenses including consulting, travel and legal and professional. In addition, goodwill was written down to zero in June 2000 and therefore no amortization was recorded in the current year's period.

         Interest Expense. For the nine months ended March 31, 2001, interest expense was $158,948 compared to $206,823 for the nine months ended March 31, 2000. The decrease during the current period was primarily attributable to the reduction in the balance remaining on loans made by the Company's Suriname joint venture partner during 1998 and 1999 for the completion of the Suriname casino construction.

         Minority Interest. The Company has management control of the Suriname casino joint venture company in which it owns a 50% equity interest. As such, the casino's operations are consolidated with those of the Company and a minority interest is recorded for the 50% interest held by the Company's joint venture partner. During the nine months ended March 31, 2001, the joint venture company generated net after tax income of $490,184 after deduction for management fees and interest expenses earned by the Company and eliminated in consolidation. As a result, a minority interest equal to 50% of such amount or $245,092 was recorded by the Company. For the nine months ended March 31, 2000, the joint venture company generated net income of $1,472,792 after deduction for management fees and interest expenses earned by the Company and the Company recorded a minority interest equal to 50% of such amount, or $736,396. The Company made no provisions for income taxes during the 1999 period based on opinions from Counsel regarding tax concessions that they believe should have been granted.

         Loss from discontinued operations. During the nine months ended March 31, 2000, the Company incurred a loss from discontinued operations of $103,500 related to final efforts to exploit or joint venture the food preservation business and legal fees incurred in the arbitration case brought against the Company by the former President of its discontinued hotel management division. For the nine months ended March 31, 1999, the Company had no losses from discontinued operations.

         Foreign Income Taxes. During the nine months ended March 31, 2001, SLC accrued for income taxes of $216,384, including $70,000 of deferred taxes, payable to the Suriname Government based on a tax rate of 50% of the net taxable income pursuant to the Suriname Hazard Games Act 1962. The Company made no provisions for income taxes during the prior year's period based on opinions from Counsel regarding the tax concessions that they believe should have been granted.

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

         In January 2000, a director of the Company advanced $300,000 which the Company also used to fund past due obligations. The loan is due December 31, 2000 and bears interest at the bank prime rate. The term of the loan has been extended and the balance remaining at May 10, 2001 is $105,000.

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

         At March 31, 2001, the Company had a working capital deficit of $608,000 and had approximately $611,000 cash or cash equivalents on hand. In late August 1999, the Company began to receive cash distributions from the profits of its Suriname casino joint venture. Prior to August 1999, all cash profits of the casino had been used to first pay the remaining balance due on the casino construction contract and then to repay a $750,000 loan previously made by the Company's Suriname casino joint venture partner in December 1998. The Company received an average of approximately $300,000 per month in cash distributions from casino profits during the nine months of September 1999 through May 2000. As a result of the decline in the Suriname economy, increased competition and the Government's tax assessments commencing in June 2000, the cash distributions from casino profits have been reduced significantly since June 2000 to approximately $150,000 per month. This cash flow has and should continue to enable the Company to pay its current corporate overhead expenses, fund its loan obligations and make payments on any other remaining obligations.

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

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company held no material market risk sensitive financial instruments or interest therein, and held none at March 31, 2001. The Company's loans, payables, or receivables to or from others (including loans, payables or receivables to or from its subsidiaries or joint ventures) and the interest thereon, are all expressed as dollar obligations and payable in dollars.

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

                                   CCA COMPANIES INCORPORATED

Dated:  May 11, 2001               By: /s/ Dallas Dempster
                                       -----------------------------------------
                                           Dallas Dempster
                                           Chief Executive Officer and President

                                   By: /s/ Miles R. Greenberg
                                       -----------------------------------------
                                           Miles R. Greenberg
                                           Chief Financial Officer