Form 10-K
period 2001-06-30
CCA COMPANIES INC
filed 2001-09-21
CIK 1026671

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 OF THE
                             SECURITIES ACT OF 1934
                     For the Fiscal Year Ended June 30, 2001

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

                                 (305) 670-3838
                (Company's telephone number, including area code)
                                 ---------------

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

         The aggregate market value of the Company's common stock held by non-affiliates (all persons other than executive officers or directors) of the Company at June 30, 2001 was $1,725,680.

         The number of shares of the Company's common stock outstanding at June 30, 2001 was 18,140,000.

                                TABLE OF CONTENTS
                                     PART I

                                                                       Page

Item 1.

         Business                                                        6

         Company Overview                                                6

         Divisional Overviews                                           11

         Casino Division                                                11

         Hotel Management Division                                      14

         Sakhalin Project                                               15

         Insurance                                                      25

         Employees                                                      26

         Segments/foreign operations                                    26

Item 2.

         Properties                                                     26

Item 3.

         Legal Proceedings                                              27

Item 4.  Submission of Matters to a Vote of Securities Holders          28

                                     PART I

Item 5.  Market for Common Equity and Related Stockholder Matters       29

Item 6.  Selected Financial Data                                        31

Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operation                                       33

         Results of Operations                                          38

         Liquidity and Capital Resources                                42

         Subsequent Events                                              00

Item 8.  Financial Statements                                           51

Item 9.  Changes in and Disagreements with Accountants On
         Accounting and Financial Disclosure                            51

                                    PART III

Item 10. Directors and Executive Officers of the Registrant             52

         Compliance with Section 16(a) of the Securities
         Exchange Act of 1934                                           57

Item 11. Executive Compensation

         Summary Compensation Table                                     58

         Option Grants for the Twelve Months Ended June 30, 1999        60

Item 12. Security Ownership of Certain Beneficial Owners and Management 64

Item 13. Certain Relationships and Related Transactions                 65

                                     PART IV

Item 14. Exhibits, Financial Statements and Schedules, and Reports on
         Form 10-k                                                      69

         Financial Statements                                           00

         Exhibits                                                       70

         Signatures                                                     75

         This Annual Report on Form 10-K contains "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this document regarding the Company's strategies, plans, objectives, expectations, and future operating results are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable at this time, it can give no assurance that such expectations will prove to have been correct. Actual results could differ materially based upon a number of factors including but not limited to, the Company's working capital deficit and accumulated deficit; significant capital requirements; need for additional financing; risks associated with geographic expansion and new lines of business; risks inherent in international businesses; risks relating to the Sakhalin Project; risks relating to the possible development of the Vietnamese lottery; possible change in control; political and economic factors; risks of foreign legal systems; business infrastructure issues; potential conflicts with other stockholders in the Company's projects; restrictions and controls on foreign investments and acquisitions of majority interests; government regulation; construction risks; nature of the gaming industry; dependence on successful gaming operations; collectability of casino and lottery receivables; effects of inflation and currency fluctuations; competition; reliance on advances and dividends from subsidiaries; dependence on personnel associated with developing the Vietnamese and the Sakhalin Projects; lack of key man insurance; volatility of prices of shares; potential adverse impact on market price of shares, shares eligible for future sale, and additional registered securities; potential adverse effect of future issuances of authorized preferred stock; potential adverse effect of Underwriter's Warrants and other Warrants; classified board of directors; limited public market and liquidity, and other risks detailed in the Company's Securities and Exchange Commission filings.

Item 1.  Business
                                COMPANY OVERVIEW

         CCA Companies Incorporated ("CCA") was incorporated under the laws of the State of Delaware on March 6, 1996 as Conserver Corporation of America and changed its name on December 2, 1997. The current active business of CCA Companies Incorporated (with its subsidiaries, the "Company") is (i) operation of a gaming casino in Suriname 50% owned by the Company, and (ii) pursuing the development of a casino and hotel project in Sakhalin in the Russian Federation on an island north of Japan (the "Sakhalin Project"). In addition, in May 2001, the Company entered into a contract under which, subject to stockholder approval and other significant pre-acquisition conditions, the Company will acquire all of the stock of Emerging Market Solutions, Inc., ("EMSI") the sole asset of which is a lottery gaming system contract (the "Lottery Gaming System Contract") which grants to EMSI the exclusive right to provide an on-line lottery and sports betting system in Ho Chi Minh City and the Southern Provinces of Vietnam. Completion of such an acquisition would result in the stockholders of EMSI initially owning more than seventy percent of the outstanding common stock of the Company.

See "Proposed New Lottery and Gaming Division" herein.

         Since March 1999 the Suriname casino, owned by Suriname Leisure Company A.V.V. ("SLC"), an Aruba joint venture entity 50% owned by the Company, has been operating in permanent quarters in the hotel where previously SLC maintained temporary facilities for its casino operation. The Company's 100% owned Delaware subsidiary, Dorsett Hotel & Resorts, Inc. ("Dorsett") manages the casino.

         The Sakhalin Project is currently in development and requires the Company to obtain substantial financing to progress further. Despite numerous discussions and several agreements the Company has not yet been able to obtain the necessary financing. The Company is continuing to seek financing. In the fiscal year ended June 30, 2000, the Company wrote down approximately $13,552,000 in capitalized expenditures and goodwill related to the Sakhalin Project, leaving approximately $2,100,000 of Sakhalin Project capitalized expenditures on the Company's accounts. The Sakhalin Project involves plans to develop a $140 million dollar 450- room hotel/casino complex on a ten-acre site in the center of the City of Yuzhno-Sakhalinsk ("the City") with further development proposed at a nearby ski mountain. The related casino as planned would initially have 70 tables and 350 slot machines.

         The Company has entered into a nonbinding letter of intent to acquire certain assets of Applied Gaming Solutions of Canada Inc. ("AGS"), for cash and shares of the

Company. AGS operates an on-line lottery in Hanoi Vietnam, and the acquisition of such assets is intended to provide a strategic advantage for the Company in marketing the on- line system to be developed by EMSI. See "Possible Company Purchase of AGS Assets" herein.

         On June 30, 2000 the Company charged off the full signing fee of $250,000 that it had paid to participate in the development and management of a casino to be constructed within the Palestinian National Authority. The Company believes that current political conditions in the area will delay the construction of the project indefinitely. During the fiscal year ended June 30, 2000 the Company took a charge of $305,000 representing all related capitalized expenditures.

Former Food Preservation Technology and Hotel Businesses

         The Company's original principal business was food preservation technology. In November 1999, the Company's Board of Directors determined to discontinue operations in that business.

         After mid-1997 the Company entered into hotel management agreements to obtain (over about two years) eight hotel management contracts, mostly for hotels in Asia. All the agreements and contracts have now been terminated, and all operations discontinued. Currently, the Company has no active hotel management operations.

The Company does not currently anticipate re-entry into this business.

Recent Financial History

         The Company has incurred losses since its inception, and has a limited operating history upon which an evaluation of its future performance can be made. From inception in March 1996 to June 30, 1997 the Company did not have any revenues. During the year ended June 30, 1998 the Company had revenues of approximately $650,000, primarily attributable to its hotel management operations commenced in January 1998 and discontinued beginning in November 1998. During the year ended June 30, 1999 the Company had revenues of $5.9 million, of which approximately $5.5 million was attributable to the Company's casino operations in Suriname and Budapest, with the remainder attributable to the Company's hotel management operations discontinued between November 1998 and April 1999. In November 1999 the Company also discontinued its food preservation technology operations. During the years ended June 30, 2000, and June 30, 2001, the Company had revenues of $6,981,000 and $5,534,000, respectively, all from the Suriname casino operations. On June 30, 2001 the Company had a working capital deficit of $341,000 and cash or cash equivalents on hand of $702,000.

         From July 1998 through August 1999, the Company actively sought to raise cash through loans or sales of its securities in order to fund its past due obligations, current operations and completion of the Suriname casino, which opened in March 1999. The Company was successful in raising sufficient funds from several private investors through the sale of its securities, enabling it to fund its ongoing operational costs during that period and to complete the construction of the Suriname casino. The Company continued to finance itself in part by further issuances of securities, and to seek loans to finance itself and the Sakhalin Project. In addition, the Company settled various accounts payable by issuance of its securities.

         In August 1999, the Company began to receive cash payments from the Suriname joint venture entity. Prior to August 1999, all cash from operating profits of the casino had been used to first pay the remaining balance due on the casino construction contract and to repay a $750,000 loan previously made by the Company's joint venturer.

         Since August, 1999 the Company's primary recurring source of cash, exclusive of certain loans and securities sales described above and hereinafter, was the cash payments from SLC which is the joint venture entity that owns the Suriname casino.

         On November 16, 1999 the Company's Common Stock was delisted from the Nasdaq SmallCap Market. The Company's Common Stock is now traded on the OTC Bulletin Board.

                              DIVISIONAL OVERVIEWS


Casino Division

         Dorsett (the Company's 100% owned subsidiary) and SLC (the Company's 50% owned joint venture entity) are currently operating a casino in Suriname. The Company anticipates eventually operating the casino in the Sakhalin Project, if and when that project is built and licensed, and is also seeking to operate or acquire interests in other casinos outside the U.S. The Company has one officer (Mr. David Hartley) and approximately 275 employees engaged directly in casino operations.

         The Company's Suriname casino, part of a joint venture, occupies two leased floors totaling about 20,000 square feet in the Plaza Hotel, which is a downtown hotel in the capital city of Paramaribo. The Company began operations of its Suriname casino in October 1998 in temporary quarters. The permanent casino was completed and became operational in March 1999. The casino has 20 gaming tables, 161 slot machines and a 50- seat restaurant. There are other casinos in Paramaribo, the capital city, but only two compete with the Company for the same local gaming clientele.

         The Suriname casino was constructed by the Company pursuant to an agreement with Parbhoe Handelmij NV ("Parbhoe"), the local company that owned the casino license and which became the 50% owner of the joint venture entity, SLC. The casino license is now held by SLC. SLC entered into the Suriname Casino Management Agreement in April 1998 for the Company, through Dorsett, to operate the Casino for fifteen years at a base fee equal to 3% of gross revenues calculated on an annual basis and payable monthly, plus an incentive fee of ten percent of gross operating profits, payable monthly. SLC leased the casino premises from Parbhoe, the hotel owner, for fifteen years beginning February 1998 for $200,000 per year, subject to locally based escalation. The Company has been advised that the rent required by the lease exceeds the lawful rent permitted under the rent control laws of Suriname by $14,000 per month. The Company is seeking a refund of rent paid and a limitation on future rent.

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

         In August 1997, the Company had entered into the two-year Star Casino Consulting Agreement with Star Casinos Limited ("Star") as consultant, primarily to obtain the services of Mr. David Hartley who is an experienced casino consultant. He is now the full-time President of the Company's Casino Division. The Company is informed that Star is owned and controlled by Mr. Hartley. The active term of the agreement began in October 1997 and ended in December 1999. Pursuant to the agreement the Company agreed to pay Star $250,000 per year. Mr. Hartley did not receive a direct salary from the Company during that period. In October 1997, the Company had granted to Star three year plan options to purchase 100,000 shares of Common Stock at a price of $6.50 per share. (The exercise price was reduced to $1.50 per share in September 1998, then to $.25 per share in December 1999, then to $.10 per share on October 18, 2000. The reductions were part of several more general and simultaneous reductions in the exercise price of options held by directors, employees or consultants.) The options vested and became exercisable in 2 equal installments, on each succeeding October anniversary. The agreement imposed non-compete and non-solicitation restrictions on Star for two years after the term. Upon the expiration of the Star Casino Consulting Agreement in 1999 the Company issued Star 250,000 shares of Stock as payment of a $250,000 cash bonus which Star was entitled to receive under the terms of that agreement. The Company currently continues to engage Star on a month-to-month basis to maintain Mr. Hartley's services, for which the Company pays Star approximately $250,000 per year. Mr. Hartley still does not receive a direct salary from the Company. On October 24, 2000, the Company issued 480,000 shares of Common Stock to Star as payment for $120,000 which Star was entitled to receive as of June 30, 2000 under the terms of the Star Casino Consulting Agreement. The market price of a share of the Company's Common Stock in June 2000 when the parties agreed to the issuance of such shares was $.15.

Hotel Management Division

         The Company currently has no hotel management activities. Until November 1998, the Company had 1 officer and 3 employees engaged directly in hotel management, and had hotel operating contracts for three open hotels, only one of which it actively managed (the Dorsett Regency Hotel in Kuala Lumpur, Malaysia). To make its initial entry into the hotel management and operating business, from mid-1997 and into early 1998 the Company had entered into two Hotel Management Agreements (as amended). One was with Dorsett Hotels and Resorts International Ltd. ("DHI"), a company represented to be owned by David Chiu, and one with Far East Consortium International Ltd. ("FEC"). (Not to be confused with the Company's current subsidiary "Dorsett") Under these agreements, the Company was granted the right (directly or through a subsidiary) to be the exclusive manager of three particular hotels then open, and five others then to be opened, and to do so pursuant to long-term hotel operating contracts to be entered into with the owners of the various hotels. Until November 4, 1998, the Company held the resulting individual Hotel Operating Contracts for three open hotels with a total of about 1200 rooms, one of which was being actively managed by the Company.

         FEC and DHI failed to deliver to the Company physical control and practical management power over two open hotels, and gave notice to the Company that renovation or construction of five other hotels was deferred and being reviewed. In November 1998, the Company reached a settlement terminating the Hotel Management Agreements and all then existing Hotel Operating Contracts, and exchanged mutual releases of related obligations. The Company received $450,000 cash, was returned 950,000 shares of its Common Stock with the obligation to reissue 250,000 shares, retained $1,625,000 in payments of management fees and loans, and FEC agreed to assume any and all future financial obligations with respect to certain employment and consulting agreements the Company had entered into. FEC held the one issued share of Preferred Stock in the Company. The share was cancelled in November 1999 in connection with the settlement of Hotel Management Agreements. The 250,000 shares of Common Stock that were reissued to FEC in connection with that settlement were never delivered, and on July 11, 2001 were cancelled as a result of the failure of FEC to perform its obligations under the settlement.

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

         The Sakhalin Agreement provides that, upon request of the Company, Sovereign agrees to become project manager during the construction phase of the Sakhalin project, subject to an agreement on reasonable compensation for such services, which shall not exceed the lesser of 5% of the construction cost of the Sakhalin Project or $5,000,000. Subsequent to the Sakhalin Agreement, Mr. Dallas Dempster, then a paid consultant to Sovereign was recruited to be the President and CEO of CCA. Accordingly it is the Company's current intent not to employ Sovereign to manage the construction phase of the Sakhalin Project directly.

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

         The casino and hotel project in Sakhalin requires the Company to get substantial financing to progress further. The Company has continued to explore various alternatives of financing, including discussions with numerous major Russian companies, foreign and domestic financial and investment firms and Asian contractors. To date, no definitive agreements have been reached. In June 1999 the Company entered into joint venture and restructuring agreements to provide financing and management for the project, and in November 1999, the Company submitted a loan application for financing of the Sakhalin Project to Sberbank - Savings Bank of the Russian Federation. Those agreements were subsequently terminated, and the loan application was abandoned. Construction and operation of the Sakhalin Project might require substantial expertise and company infrastructure, which the Company does not currently have and which it does not currently have financial resources to acquire.

         Proposed New Lottery & Gaming Division.

         The Company proposes to enter into the business of developing and managing an on-line lottery and sports betting system in Vietnam and to establish that business as the core operations of the Company.

         In May 2001, the Company entered into a formal, written contract (the "Purchase Contract") with six entities (the "Vendors") collectively, to purchase from them all the issued and outstanding common stock of EMSI (the "Stock in EMSI"). That stock is the only equity security in EMSI, so EMSI will thereby become a wholly owned direct subsidiary of the Company. EMSI holds the Lottery Gaming System Contract, but has no other significant assets, liabilities or obligations.

         The Purchase Contract makes the Vendors' obligation to sell (and the Company's obligation to purchase) the Stock in EMSI conditional on stockholders approval and other significant preconditions, including consummation of a twenty into one reverse split of the Company's common stock (the "share consolidation"), listing the Company's common stock on a reputable "exchange", and funding EMSI with $3,000,000. Under the Purchase Contract the Company must, from the date of that contract, use its best efforts to fulfill these conditions precedent. The Company has submitted various proposals to its stockholders seeking authorization to proceed with the acquisition of EMSI and related matters.

         Consummation of the Purchase Contract will directly result in the issuance to the Vendors of 5,500,000 shares (after the share consolidation) of the Company's common stock which will exceed 70% of the total number of shares of common stock to be outstanding immediately after the purchase and the sale of the shares necessary to fund EMSI. These shares will give to Vendors legal voting control of the Company. The Company intends to enter into an agreement with the vendors prior to the consummation of the Purchase Contract allowing for the continuation of the Company's current management and the two present board members. It is anticipated that the number of directors will be increased and that the vacancies will be filled by the current board of directors.


         The Purchase Contract states that the purchase price in dollar terms is $ 11,000,000. This statement somewhat arbitrarily assumed that each of the 5,500,000 shares to be received by the Vendors is notionally valued at $2.00, so all such shares could be notionally valued at $11,000,000. This valuation is notional and for purposes of the Purchase Contract, and it does not necessarily indicate the present or future value of a share of common stock. The Vendors' contract obligation to sell the Stock in EMSI is not conditioned on any particular market price for shares of common stock in the

Company actually prevailing at or after the share consolidation, or at any other time. So, in this respect the Purchase Contract puts on Vendors some risks and some benefits of market price changes prior to and at the date of consummation of the Purchase Contract.

         If the Purchase Contract is consummated the Company now intends to enter into several related transactions ("Related Transactions"), and in some of which, it intends to issue shares of common stock. These Related Transactions are intended to help the Company implement its on-line lottery and wagering systems business (the "On-Line Lottery Business"). These Related Transactions are the sale of Funding Shares and the purchase of AGS Assets. In addition, the Company may hereafter decide to enter into further related transactions.

         The Purchase Contract requires the Company to use its best efforts to "fund" EMSI with $3,000,000 by selling within 60 days after the "Approval Date" up to 1,500,000 (measured after the share consolidation) additional shares of common stock in the Company. (Those shares that are actually sold being called the "Funding Shares") for not less than $2.00 per share. The "Approval Date" is the date the Company obtains approval by its stockholders of the share consolidation, but either the Company or the Vendors may cancel the Purchase Contract if the Funding Shares are not sold prior to September 28, 2001.

         The On-Line Lottery Business will require money to start up and to sustain operations until they are self-sustaining and can pay back any of the money that has been borrowed. The Company has advanced approximately $435,000 to EMSI in anticipation of the acquisition.

         The Company is currently negotiating with prospective purchasers for sale of the Funding Shares. The Company believes that EMSI will need a minimum of $3,000,000 for the hardware expenditures and other start-up expenditures to begin operating under the On-Line Lottery Contract. If the Company also purchases the assets of AGS, the Company will need $1,250,000 in cash to consummate the purchase of the AGS assets. See the paragraph below entitled "Possible Further Company Purchase of AGS Assets". The Company cannot now predict whether it will be able to sell any Funding Shares, or at what price. Sale of the Funding Shares at the stated minimum price is a condition precedent to the Vendors' obligation to sell the Stock in EMSI, and to the Company's obligation to buy that stock.
         If despite the best efforts of the Company to obtain stockholder approval of the share consolidation, to list the common stock on a recognized exchange, and to sell the Funding Shares for a minimum of $3,000,000, any one or more of these things does not happen by the Closing Date, either the Vendors collectively or the Company may declare the Purchase Agreement terminated and of no effect. The Closing Date is to take place prior to or before September 28, 2001, but can be deferred by agreement of the Vendors collectively and the Company. The Company believes that it may be difficult to meet these time frames, but does not now expect that it will terminate the Purchase Contract and believes the Vendors will not do so either.

         LOTTERY GAMING SYSTEM CONTRACT. Vendors represent and warrant to the Company in the Purchase Contract that EMSI is a newly formed "clean shell" without any significant assets, liabilities or obligations other than the Lottery Gaming System Contract, and that EMSI has no operating or "going business", and never had one. The undated Lottery Gaming System Contract is a new but now existing contract between EMSI and Detetour, Corporation for Development of New Technology and Tourism ("Detetour"), an entity owned by the sovereign Socialist Republic of Vietnam (the "State"). Detetour is an entity with quite extensive operations in technology and tourism, and is a major State instrumentality. No operations have been conducted under the Lottery Gaming System Contract. It grants to EMSI the exclusive right and the obligation to supply Detetour with an on-line lottery and sports betting system, and to operate that system throughout a "Territory" that covers the capital city (Ho Chi Minh City) and the "Southern Provinces". No on-line lottery or sports betting operations have previously been conducted under State authority within that Territory. (AGS, referred to below, and a separate corporation organized under the laws of Alberta, Canada, holds a contract with Detetour to manage certain aspects of the existing "on-line" lottery operations in Hanoi City).


         The full term of the Lottery Gaming System Contract is ten years from the date that the first on-line sales begin on the on-line lottery gaming system. Under the Lottery Gaming System Contract EMSI is to provide the software, central equipment and on-line terminals, marketing, maintenance and training for an on-line electronic lottery and sports betting system in a Territory consisting of Ho Chi Minh City and the Southern Provinces. Detetour will pay for or provide telecommunications and consumables. Software will be owned by EMSI. At the end of the ten year term Detetour will receive a license of the software for $1. EMSI is to own, install, maintain and run the data center, but Detetour is to install and maintain both the connections to the retail terminals and the retail terminals owned by EMSI. Detetour is to provide at least 600 retail outlets in phase one, and up to 2000 in phase two.

         POSSIBLE COMPANY PURCHASE OF AGS ASSETS. The Company is currently negotiating with Applied Gaming Solutions of Canada, Inc. ("AGS"), a Canadian company, to purchase AGS' assets as a going business (the "AGS Assets"), including equipment, infrastructure, retail sales outlets and organization and personnel relations. Since about August 1999 AGS has marketed, and to some extent operated, on-line lottery in and around the State capital. The Company believes that purchasing the AGS Assets, especially the retail sales outlets and organization, would reduce the cost and difficulty of starting-up and operating the On-Line Lottery Business in Vietnam, and would provide a strategic advantage in marketing the On-Line Lottery Business for the majority of the country as a national lottery and sports betting operation.

              The Company has entered into a non-binding written letter of intent with AGS for the Company to purchase the AGS Assets for cash and shares of common stock in the Company. Under the letter of intent, the Company is to pay a total of $1,250,000 in cash and $400,000 by the issuance of 200,000 shares of common stock valued at $2.00 per share at the closing (the "AGS Closing"). The first payment is called the " Employees Payment", and the second is called the "Creditors Payment". AGS will pay the Employees Payment to certain of its directors or former directors, including David Aftergood, the

President of AGS, to permit them to settle and discharge certain claims of director liability. AGS will pay the Creditors Payment to its secured lender ("AGS Secured Lender")to discharge all claims of the Secured Lender. This will permit the Secured Lender to release its security interests in the AGS Assets. The Company expects to enter into an employment contract with Mr. Aftergood, but its terms are not described in the letter of intent. The Company understands that Mr. Aftergood may have legal or other commitments to AGS that might prevent him from taking employment with the Company as one of its two key employees.

              As part of the proposed terms for purchasing the AGS Assets the Company is to fund a new Alberta corporation ("Newco") with 800,000 shares of common stock in the Company (as calculated after the share consolidation, and with no consequent adjustment in the shares issuable to the Vendors for common stock in the Company). Newco will make an exchange offer to the AGS stockholders for the principle purpose of completing the final disposition of all Director Liability Claims.

         Insurance

         The Company currently maintains comprehensive general liability insurance with coverage of $1,000,000 per occurrence and umbrella insurance of $2,000,000 per occurrence. There can be no assurance that the Company's coverage will be adequate to protect the Company from all potential losses.

Employees

         As of June 30, 2001 the Company had 275 employees, including its 3 executive officers.

Segments/foreign Operations

         See Note 11 to the Company's consolidated financial statements.

Item 2.  Properties

         The Company maintains its principal executive offices at 9130 S. Dadeland Boulevard, Suite 1602, Miami, Florida 33156. This office space occupies approximately 1000 square feet, and is subject to a 3-year lease, commenced August 1999, at a monthly rental of approximately $2,000.

         The Company's Sakhalin Project is managed from a 450 square foot leased office in Sakhalin City pursuant to one-year renewable leases. The monthly rental for the office is approximately $1,000.

         The Company believes its existing facilities are adequate to meet current needs.

Item 3.  Legal Proceedings

         An arbitration proceeding before the American Arbitration Association in New York City was initiated by Fox Haven Capital Corporation and United Resources Partners (collectively "Fox Haven") in August of 1999 in which the Company asserted counterclaims. On August 22, 2000, the arbitrator rendered an award in favor of the Company which denied all of Fox Haven's claims, and awarded the Company the total amount of $106,289. This arbitration award was confirmed by the New York Supreme Court, and a judgment in the amount of $111,092 was subsequently entered by that Court in favor of the Company and against Fox Haven on February 2, 2001. The Company has not collected any amounts on account of the judgment, and there is no assurance that any of the amounts of the judgment are collectible.

         An action was brought in the United States District Court for the District of Oregon by Maritime Services Corp. ("MSC") in September of 2000. MSC seeks damages in the amount of $200,250 plus interest, claiming that the Company was obligated to buy back, for this amount, the Company's own shares which had been issued to MSC in or about September of 1998 as partial payment for construction work on the Suriname casino performed for the Company by MSC. The Company has denied all material allegations of the complaint, and believes that the Company has no liability for MSC's claims, since the written agreement between the parties does not support MSC's claim that the Company had any obligation to buy back its shares from MSC. Discovery has now been completed in this action, and each side has moved for summary judgment.

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

Item 4.  Submission of Matters to a Vote of Securities Holders

         No matters were submitted to a vote of security holders by the Company during the last fiscal year. A special meeting of stockholders is scheduled to be held on September 26, 2001 to consider four proposals: (i) a 20 into 1 reverse split of the Common Stock of the Company; (ii) the acquisition of EMSI referred to above; (iii) a change of name of the Company to "Lottery & Wagering Solutions, Inc.," and (iv) an amendment to the 1996 Employee Stock Option Plan to increase the number of shares thereunder.

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

         The following sets forth, for the quarterly periods indicated, high and low per share closing price information for the Common Stock as reported on the OTC Bulletin Board, or pink sheets, except for the quarter ended September 30, 1999 which sets forth high and low per share bid information for the Common Stock reported by Nasdaq on the Nasdaq SmallCap market:

For the Quarterly Periods Beginning July 1, 1999 and ending June 30, 2001

                                                High              Low

        July 1-Sept. 30, 1999............... $1.0938.............$.375
        Oct. 1-Dec. 31, 1999................... .625.............. .12
        Jan. 1-March 31, 2000................... .40.............. .13
        April 1-June 30, 2000.................   .35................13
        July 1-Sept. 30, 2000................... .75................06
        Oct. 1-Dec. 31, 2000.................... .06................01
        Jan. 1-March 31, 2001................... .13.............. .04
        April 1-June 30, 2001.................   .17................02

         (The above prices reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions).

         Approximate Number of Security Holders. As of June 30, 2001 the Company had approximately 700 registered holders of record of its Common Stock.

         Dividend Information. The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds and profits, if any, in the development of the Company's business.

         Sales of Unregistered Securities. Information required by Item 701 of Regulation S-K (as to unregistered equity securities sold during fiscal 2000), was previously reported in the Company's Quarterly Reports on Form 10-Q for the quarterly periods ended September 30, 2000, December 31, 2000 and March 31, 2001.

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

                          STATEMENT OF OPERATIONS DATA

                                                  Year Ended        Year Ended       Year Ended
                                                 June 30, 1999    June 30, 2000     June 30, 2001
Revenues ...................................      $ 5,534,249       6,981,758         5,489,191
Operating expense
    Marketing and promotion.................          360,572         333,500           332,730
    General and administrative expense......        7,566,040       6,415,452         4,884,614
    Compensation charges in connection with
    Issuance of stock options and warrants..          783,000          10,000            13,000
                                                   ----------     -----------        ----------
Income (Loss) from operations...............       (3,175,363)        222,806           258,847

Other income (expenses):
    Write-down of assets....................         (609,833)    (13,857,192)
    Interest income (expense), net..........         (433,991)       (417,972)         (196,468)
    Foreign income taxes....................               --        (552,625)         (269,097)
                                                   ----------     -----------        ----------
Loss for Continuing Operations before
    Minority Interest.......................       (4,219,187)    (14,604,983)         (206,718)
Minority Interest...........................          (89,278)       (582,204)         (312,947)

Loss from Continuing Operations.............       (4,308,465)    (15,187,187)         (519,665)
                                                   ----------     -----------        ----------
Gain (Loss) from Discontinued Operations
    Food Preservation ......................         (425,175)        (64,500)             -
    Hotel Management .......................          141,550         (87,623)             -
                                                   ----------     -----------        ----------
                                                     (283,625)       (152,123)
Net Loss....................................       (4,592,090)    (15,339,310)         (519,665)
                                                   ----------     -----------        ----------
Loss per share of Common Stock:
    Basic and diluted:
      Loss from continuing operations.......             (.34)          (1.01)             (.03)
      Loss from discontinued operations.....             (.02)           (.01)             -
                                                   ----------     -----------        ----------
Net Loss per share..........................             (.36)          (1.02)             (.03)
                                                   ----------     -----------        ----------

Weighted average number of commons
    Shares outstanding......................       12,607,037      15,234,405        17,260,511


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

         On November 4, 1998, the Company reached a settlement agreement terminating its hotel operating contracts with FEC and DHI and subsequently in April 1999, dismissed all of its hotel management employees. Consequently, as of April 1999 the Company had no active hotel management operating business. Additionally, in November 1999 the Company's Board of Directors determined that it would discontinue all activities and efforts with respect to the Company's food preservation business since the Company could not effectively develop a sufficient market with the Company's food preservation technology. Accordingly, for the years ended June 30, 2001, 2000 and 1999, the Company has reported all activities related to its food division and hotel management operations separately as gains or losses from discontinued operations. Consequently, the activities reflected in the statements of operations as revenues and expenses from continuing operations represent those revenues and expenses which are directly related or apportioned to the Company's casino operations.

Results of Operations for the Year Ended June 30, 2001 as Compared with the Year Ended June 30, 2000

         Loss from Continued Operations. The Company incurred a loss from its continuing operations of $519,665 or $.03 per share during the year ended June 30, 2001 as compared to a loss of $15,187,187 or $1.01 per share for the year ended June 30, 2000. The significantly larger loss during the prior year resulted primarily from the write-off of assets totaling $13,857,000 including goodwill and construction in progress of approximately $13,552,000 related to the Sakhalin project.

         Revenues. During the year ended June 30, 2001, the Company generated revenues of $5,489,191 from its Suriname casino. For the year ended June 30, 2000, the Company generated revenues of $6,981,758 attributable to its casino operations in Suriname. During the current year, the casino's revenues were adversely affected by increased local competition from other casinos, by a declining local economy and by a worsening conversion value of the local currency.

         Marketing and Promotion. During the years ended June 30, 2001 and 2000, the

Company incurred $332,730 and $333,500, respectively, in marketing and promotional expenses in connection with its casino operations.

         General and Administrative Expenses. General and administrative expenses were $4,884,614 for the year ended June 30, 2001 as compared to $6,415,452 for the year ended June 30, 2000. Included in the current year's expenses were $3,365,594 of operating expenses associated with the Company's Suriname casino and $1,519,020 for general corporate overhead including salaries, consulting, professional fees and travel. Included in the prior year's expenses were $3,659,145 of operating expenses associated with the Company's casino operations and $2,756,307 for general corporate overhead. The $1,237,287 or 45% reduction in general corporate overhead during the current year was primarily attributable to reductions in consulting, travel, legal and professional, insurance and telephone expenses. Casino operating costs were also reduced as a result of the decline in business and revenues experienced in the current year as described above.

         Compensation Charges. For the years ended June 30, 2001 and 2000, non-cash compensation charges were $13,000 and $10,000, respectively, related to the reduction in exercise price of certain stock options and warrants previously issued to non-employee directors.

         Write-down of Assets. Since 1997, the Company has entered into numerous discussions and several agreements in attempts to raise capital to finance the

Sakhalin Project without success. During the year ended June 30, 2000, due to the Company's failure to proceed and based on its evaluation of assets for financial impairment as required by SFAS No. 121, certain capitalized expenditures and goodwill, totaling approximately $13,552,000 were written down. Additionally during 2000, as a result of the unstable political conditions in the Palestinian West Bank of the Middle East, the Company wrote off its investment of $305,000 for a casino operating management agreement entered into for a casino project to be constructed in Ramallah.

         Interest Expense. For the year ended June 30, 2001, interest expense amounted to $198,330 compared to $423,630 for the year ended June 30, 2000. The current year's expense includes approximately $164,000 attributable to interest on loans made to the Suriname casino joint venture by the Company's joint venture partner and $34,000 of interest on loans made to the Company for general working capital purposes. The prior year's expense included approximately $245,000 attributable to interest on loans made to the Suriname casino joint venture by the Company's joint venture partner and $179,000 of expense on loans made to the Company for general working capital purposes ($145,000 of which related to the amortization of debt discount recorded for the value of Common Stock warrants issued to debenture holders).

         Minority Interest. The Company's Suriname casino joint venture began operations during the 1999 fiscal year. The Company controls the management of the joint venture company and has a 50% equity interest. The casino's operations are consolidated with those of the Company and a minority interest has been recorded for the current and prior fiscal year of $312,947 and $582,204, respectively, representing 50% of the net income generated by the casino.

         Loss from Discontinued Operations of Food Division. In November 1999 the Company's Board of Directors determined that it would discontinue all activities and efforts with respect to the Company's food preservation business since the Company could not effectively develop a sufficient market with the Company's food preservation technology. During the year ended June 30, 2000, the Company had no revenues from its food division operations while expenses related to efforts to sell or joint venture the food division were $64,500. There were no food division related expenses incurred during the current year.

         Gain (Loss) from Discontinued Operations of Hotel Management. During the year ended June 30, 2000, the Company incurred final expenses of $87,623 related to legal fees and settlement arrangements with a former officer of the Company's hotel management operation which was terminated during the 1999 fiscal year. There were no hotel management related expenses incurred during the current year.

         Income taxes. The corporate income tax in Suriname assessed on casino operations is 50% of net taxable income. The Company recorded foreign income taxes in the amount of $269,097 related to the Suriname casino for the year ended June 30, 2001 and $552,625 for the year ended June 30, 2000. These amounts include deferred tax liability for 2001 of $95,000 and $192,884.

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

         On November 16, 1999 the Company's Common Stock was delisted from the Nasdaq SmallCap Market. The Company's Common Stock is now traded on the OTC Bulletin Board. The Company believes that the delisting was a result of its inability to timely file its Form 10-K, its failure to provide a definitive plan to obtain and maintain filing compliance and the decline of its stock price below the price required for continued listing. These factors impaired the Company's subsequent ability to issue its stock, options and warrants at prices it deemed favorable. Since delisting the Company's stock price has generally declined further.

         On January 18, 2000, Mr. James V. Stanton, Vice-Chairman of the Company, provided a $300,000 loan to the Company with interest at the bank prime rate. The loan was due in full on December 31, 2000. As part of the consideration for providing the loan Mr. Stanton was granted warrants to purchase 500,000 shares of the Company's Common Stock at an exercise price of $.25 per share which was later reduced to $.10 per share on October 18, 2000. The loan maturity was extended indefinitely and the Company is paying interest on a current basis and principal as funds are available. At August 31, 2001 the loan balance was $55,000.

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

         In the period May 1, 2001 through July 31, 2001, the Company received advances of approximately $480,000 from certain persons who subscribed to purchase common stock of the Company. Such funds were used to make advances to EMSI. Consummation of the purchase of stock under the subscription agreements is subject to the completion of the acquisition of EMSI.

         Since August, 1999 CCA's almost sole recurring source of cash, exclusive of the loans and securities sales described above, was the cash payments from SLC which is the joint venture entity that owns the Suriname casino. Parbhoe owns the hotel where the casino has its leased premises, and is the Company's 50% joint venturer in SLC. Dorsett, the Company's 100% owned Delaware subsidiary, manages SLC and the casino. Cash payments from SLC to CCA, Parbhoe or their affiliates are made by SLC, under the management control of Dorsett, according to a cash allocation priority established under the Suriname Casino Agreement. That priority is roughly described below. From the monthly cash profits generated by the casino payments were initially made for certain construction loans from Parbhoe and for the balance of costs of the casino construction, all of which, were fully paid by August 1999. After August 1999 payments of net cash flow were made to Dorsett for the accrued management fees owed, and thereafter for interest and some principal on the Company's loans net of amounts which the Company directed SLC to pay to Parbhoe on account of loans which Parbhoe had made to the Company. After all such total loans are repaid, cash is to be distributed according to the 50%- 50% ownership interests of the joint venturers. There have been no such distributions and none are expected until the substantial amounts of loans due to the joint venturers are repaid. Loans to SLC (and interest thereon) from the Company at June 30, 2001 were approximately $2,708,000, and the Company owed to Parbhoe approximately $516,000. Since January 2000 about 15% of the distributable cash flow of the casino has been paid to Parbhoe (as directed on behalf of the Company) or set aside for payment, and 85% to the Company and Dorsett. The total paid to the Company was approximately $300,000 per month from September 1999 through May 2000. The Company believes that payments were and are in accordance with the Suriname Casino Agreement, Parbhoe loan agreement and applicable law.

         Beginning in June 2000 the casino's revenues were adversely affected by increased local competition from other casinos, by a declining local economy and by worsening conversion value of the local currency. During the fifteen months from June 2000 to August 2001 revenues had declined by approximately 25% to 30% from the fifteen month period ending May 2000, and for this and other reasons payments to the Company had declined to about $150,000 per month.

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

         In June 2000 the Suriname government asserted that an exemption from its 50% tax on local corporate income provided for by the Investment Tax Act did not apply to casino income. As a consequence it assessed what the Company believed were arbitrarily determined amounts of tax. In June 2000 the Company paid an initial assessment of $200,000 against past tax and penalties for calendar years ended 1998 and 1999 and subsequently paid an additional $110,000 as tax for calendar year 2000. In April 2001, SLC submitted tax reports to the Suriname government for the calendar years ended 1998, 1999 and 2000. The aggregate amount of tax expense calculated was approximately $375,000 payable for periods from inception through December 31, 2000 which has been provided for in the current and prior years financial statements.

         The Company's Suriname legal counsel has advised the Company that SLC or the Company are entitled to a concession refund of import duty on SLC's imported operating assets. The Company paid all import duties associated with the casino construction in full subsequent to the fiscal year ended June 30, 2000. Suriname tax authorities have been petitioned for the concession refund of about $67,000 that the Company believes it or SLC is entitled to. However, the Company believes that the likelihood of obtaining a refund is remote. The government is also contemplating imposing a value added tax on slot machine revenues.

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

         The acquisition of EMSI described above, and the implementation of the on-line lottery and sports betting system, will require significant funding by the Company which is not currently available. The Company is actively seeking investors to purchase common stock or other securities of the Company in order to provide the funds for these projects.

         On June 30, 2001 the Company had $702,000 in cash or cash equivalents on hand. The Company believes that the distribution of profits from the Suriname casino will provide adequate cash flow to maintain the Company's current operations for the next 12 months.

Recent Accounting Standards and Pronouncements

              In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires the recognition of the fair value of all derivative instruments on the balance sheet. Subsequent to the issuance of SFAS 133, the FASB received many requests to clarify certain issues causing difficulties in implementation. In June 2000, the FASB issued SFAS 138, which responds to those requests by amending certain provisions of SFAS
              133. These amendments include allowing foreign-currency exposures that reduce the need for third-party derivatives and redefining the nature of interest rate risk to avoid sources of ineffectiveness. The impact on the Company's financial statements of adopting SFAS 133, as amended by SFAS 138, is not significant.

              In October 1998, the FASB issued Statement of Financial Accounting Standards No. 134 "Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise", which is effective for the first fiscal quarter beginning after December 15, 1998. There is no impact to the Company's financial reporting or presentation due to the adoption of SFAS No. 134.

              In February 1999, the FASB issued Statement of Financial Accounting Standards No. 135 "Recission of FASB Statement No. 75 and Technical Corrections", which is effective for financial statements issued after February 15, 1999. The adoption of SFAS No. 135 does not materially impact the financial statements of the Company.

              In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on the recognition, presentation and disclosure of revenues in financial statements and requires adoption no later than the fourth quarter of fiscal 2001. The Company's financial reporting or presentation is not materially affected by the adoption of SAB 101.

              In March 2000, the FASB issued FASB Interpretation 44, (Accounting For Certain Transactions Involving Stock Compensation - An interpretation of APB 25), which was effective July 1, 2000. FASB Interpretation 44 did not have any material impact on the Company's financial statements.

              In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - A Replacement of FASB No. 125". This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Under these standards, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Company does not expect that the adoption of SFAS No. 140 will have a material impact on its results of operations, financial position or cash flows.

              In June 2001, the FASB issued SFAS No. 141, SFAS No. 142 and SFAS No. 143. SFAS No. 141, "Business Combinations" is effective for all business combinations initiated after June 30, 2001 and addresses the financial accounting and reporting for business combinations. SFAS 141 supersedes APB Opinion No. 16, Business Combinations, and FASB Statement No. 38 Accounting for Preacquisition Contingencies of Purchased Enterprises. The Company's financial reporting or presentation is not materially affected by the adoption of SFAS 141.

              SFAS No 142, "Goodwill and Other Intangible Assets" addresses the financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets SFAS No. 142 and is required to be applied for fiscal years beginning after December 15, 2001.

              SFAS No. 143, "Accounting for Asset Retirement Obligations" addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002.

              The Company's financial reporting and presentation is not expected to be materially affected by the adoption of SFAS No. 142 and 143.

Item 8.  Financial Statements and Supplementary Data

         See pages F-1 through F-41 contained herein as part of this Form 10-K annual report.

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure

         N/A

                                    PART III

Item 10.  Directors and Executive Officers of the Company

         The Board of Directors is divided into three classes. The terms of each class expire successively over a three-year period. At each annual meeting of stockholders, successors to directors whose terms expire at that meeting are to be elected for three-year terms. The directors and officers of the Company on June 30, 2001 are as follows:


         Name              Age         Position and Office Held

Dallas Dempster      59(1)...... President, Chief Executive Officer and Director
James V. Stanton     69(1)(2)....Vice Chairman of the Board of Directors
Miles R. Greenberg   44 .........Chief Financial Officer and Secretary
David. A. Hartley    53..........President of Casino Division

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

Classified Directorships

         The Company currently has authorized five directorships, three of which are currently vacant due to Mr. Jay M. Haft's and Mr. Jonathan M. Caplan's resignations in 1998 and 1999, respectively and Mr. Charles Stein's resignation effective October 2000. In 1997, the Company amended its Certificate of Incorporation to provide for a classified Board of Directors. The Company's Board of Directors is divided into three classes. Class A has two directorships, of which one is held by Mr. Dempster and one of which is vacant and previously held by Mr. Haft. Mr. Dempster was elected a director in July 1998 by the Board of Directors, to replace a director who had resigned. Class B has two directorships, one of which is now held by Mr. Stanton and the other of which was held by Mr. Caplan. Class C consists of one directorship, and that directorship is vacant. At each annual stockholder meeting commencing with the 1998 annual meeting, the successors to directors whose terms then expire are to be elected to serve from the time of election and qualification until the third annual meeting following election and until their successors have been duly elected and qualified but no directors have been nominated or elected at any subsequent annual meeting. Any additional directorships resulting from an increase in the number of directors are to be distributed among the three classes so that, as nearly as possible, such class will consist of an equal number of directors. All stockholders of the Company's Common Stock are entitled to vote in elections for the directors of each Class.

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

         DAVID A. HARTLEY has been President of the Casino Division since October 1997. Mr. Hartley has spent the past 20 years in the casino gaming industry. Originally trained as a Clinical Psychologist, he has had extensive experience in virtually all aspects of casino operations, from the Queen Elizabeth II cruise ship, to six London-based casinos. After serving as the Manager of the Ritz Casino Club in London, he was appointed Gaming Executive in charge of management development and training. He served in several positions at London Clubs International Ltd., where he was responsible for that company's expansion outside the United Kingdom. This involved researching and evaluating prospective markets, acquiring new casino licenses, and other related activity. Subsequent to that, he joined Regency Casinos Limited in 1992, where, until joining the Company, he held several positions, and was most recently Chairman. In this employment he negotiated a joint venture with Hyatt International Corporation to establish an international casino management company, and organized several international casinos. These included Regency Casino Thessaloniki, a US$120 million project, including a new hotel, which is the largest casino in Europe with gross gaming win approaching US$140 million. Also included was a Regency Casino Baku Azerbaijan, constructed within the Hyatt Hotel, at a project cost of US$15 million, including the hotel, casino, restaurants and business facilities, as well as the Mimosa Regency Casino, Philippines, with a project cost of US$5 million. Mr. Hartley has also been responsible for the establishment and planning and development strategy for several other casinos, including projects in Cape Town, South Africa and a second operation in Baku. Mr. Hartley is a hands-on manager with background, experience, and knowledge of the casino industry in emerging markets.

Section 16(a) Beneficial Ownership Reporting Compliance

         Under the provisions of Section 16(a) of the Exchange Act, the Company's officers, directors and 10% beneficial stockholders are required to file reports of their transactions in the Company's securities with the Commission. The Company believes that as of June 30, 2001, all of its executive officers, directors and greater than 10% beneficial stockholders were in compliance with all filing requirements applicable to them during the fiscal year ending June 30, 2001.

Item 11.  Executive Compensation

         The following table sets forth the compensation awarded to, paid to, or earned by Mr. Dempster, the Company's Chairman, and Chief Executive Officer and two others

(all,"Named Executive Officers") during the period July 1, 1998 to June 30, 2001. No other executive officer of the Company serving as an executive officer on June 30, 2001, or since that date, received a total salary and bonus of $100,000 for the periods specified.

                           SUMMARY COMPENSATION TABLE

                                                                                Long Term Compensation
                                           Annual Compensation                             Awards      Payouts
                                                                                           ------      -------
                                                              Securities  Restricted   Securities
Name and                                                      Underlying    Stock      Underlying        LTIP
Principal Position         Fiscal Year       Salary    Bonus   Options(#)   Awards     Options/SAR's(3) Awards  Compensation
----------------------     -----------       ------    -----  ----------   ---------   ---------------- ------------------
Dallas Dempster            July 1, 2000 to
Pesident, Chief            June 30, 2001     $300,000
Executive Officer and      July 1, 1999 to   $300,000                      1,000,000(1)(2)
Director                   June 30, 2000
                           August 1, 1998    $275,000                      1,000,000(1)(2)         -       -        -
                           June 30, 1999
Miles R. Greenberg         July 1, 2000 to
Chief financial            June 30, 2001     $140,000                        500,000
Officer and                July 1, 1999 to   $125,000
Secretary                  June 30, 2000
                           July 1, 1998 to   $115,000                         75,000(1)            -       -        -
                           June 30, 1999
David Hartley              July 1, 2000 to
President Casino           June 30, 2001     $250,000
Division(3)                July 1, 1999 to
                           June 30, 2000     $210,000           -                -                 -       -        -
                           July 1, 1998      $250,000           -                -                 -       -        -
                           June 30, 1999

         * Less than $100,000

         (1) Reflects shares underlying options that were repriced in September 1998 (to $1.50 per share), and in December 1999 (to $.25 per share) and in October 2000 (to $.10 per share).

         (2) Held in the name of the Tilden Park Limited, for the benefit of Mr. Dempster's family.

         (3) Reflects amounts paid to Star Casinos Limited for the personal services of Mr. Hartley provided by such entity. Pursuant to an agreement made in June, 2000, Mr. Hartley received in October, 2000, 480,000 shares of common stock of the Company in lieu of $72,000 owed to him in salary for the fiscal year ended June 30, 2000.

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

                                  OPTION GRANTS

         In September 1998 the Board of Directors: (i) reduced the exercise price of all Plan and non-Plan Options (and any warrants) previously granted any then officer, director, employee and certain consultants to the then market price of $1.50 (which was subsequently reduced to $.25 per share in December
1999); and (ii) granted seven persons and entities new Plan and non-Plan options to purchase 1,500,000 shares at an exercise price of $1.50 per share (which was subsequently reduced to $.25 per share in December 1999). On October 18, 2000 the Board of Directors again reduced the exercise price of all Plan and non-Plan options (and warrants) previously granted to any then officer, director, employee or consultant to a price of $.10. The following table provides certain information regarding the stock options granted during the 12 month period ended June 30, 2001, to the Named Executive Officer named in the Summary Compensation Table.

          OPTION GRANTS FOR THE TWELVE-MONTH PERIOD ENDED JUNE 30, 2001

                                                                                        Potential Realized
                                                                                         Value at Assumed
                                                                                          Annual Rates of
                       Number of    % of Total                                              Stock Price
                      Securities      Options                                            Appreciation for
                      Underlying    Granted to      Exercise or                           Option Term(2)
                        Options    Employees in     Base Price       Expiration           _______________
      Name           Granted(#)(1) Fiscal Period   $/Share(1)(1)        Date                5%      10%
Miles Greenberg         500,000        100%            $.10         October, 2004

 (1) On October 18, 2000 Mr. Greenberg was granted a four-year Plan option to purchase 500,000
                                       60
shares of Common Stock at $.10 per share.

(2) In accordance with the rules of the Securities and Exchange Commission, "Potential Realizable Value" has been calculated assuming annual appreciation over the option term of the fair market value of the Company's common stock on the date of the grant at annual compounded rates of 5% and 10%, respectively.

         No other option was granted to any of the Named Executive Officers under the 1996 Stock Option Plan, or otherwise granted to any such officer during the year ended June 30, 2001, and no options were exercised by any of them during that period.

               AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND
                          FISCAL YEAR END OPTION VALUES

         The following table sets forth information about the number and value of options held as of June 30, 2001 by each of the Company's executive officers named in the Summary Compensation Table.

                                                        Number of Securities         Value of Unexercised
                                                       Underlying Unexercised            In-the-Money
                        Shares                       Options at Fiscal Year End    Options at Year End($)(1)
                      Acquired on      Value       ______________________________  ________________________
                     Exercise (#)  Realized ($)     Exercisable     Unexercisable  Exercisable Unexercisable
Dallas Dempster           0             -            2,000,000           0               0           -
Miles R. Greenberg        0             -              575,000           0               0           -
David Hartley             0             -              100,000           0               0           -


(1) Based on the closing price of the Company's Common Stock of $.10 on June 30, 2001, as reported on the OTC Bulletin Board.

         The Company's outstanding options at June 30, 2001 totaled 3,852,500. The Company uses the Black-Scholes option-pricing model to value options issued to non-employee directors and consultants. Other options issued are valued using APB 25 and FASB Interpretation 44. See Note 10 to the Consolidated Financial Statements included in this 10-K.

Directors Compensation

         Since August 1998, non-employee directors have waived all fee compensation. No other compensation was paid to non-employee directors in the twelve months ended June 30, 2001. Directors who are employees of the Company receive no additional compensation for their services rendered as directors. All directors are reimbursed for reasonable expenses incurred in connection with their services rendered as directors.

         In June 1997, the Board voted to form an executive compensation committee (the "Committee") which is authorized to review all compensation matters involving directors and executive officers and Committee approval is required for any compensation to be paid to executive officers or directors who are employees of the Company. As a matter of policy and to assure compliance with Rule 16b-3(d)(1) of the Securities Exchange Act of 1934, the decisions of the Compensation Committee are subject to ratification by a majority of the Board.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth information as of August 31, 2001, to the best of the Company's knowledge, about each person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) known to the Company to be the beneficial owner of more than 5% of the Company's Common Stock. The percentage of shares outstanding is based on the Company's shares of Common Stock outstanding as of June 30, 2001, as adjusted in each case pursuant to Rule 13-3(d)1 under the Securities and Exchange Act of 1934. As of August 30, 2001, there were 18,140,000 shares of Common Stock outstanding.

                                                        Total Number of Shares          Percentage of
Name and Address of Stockholder                           Beneficially Owned           Voting Shares*

James V. Stanton (1) c/o CCA Companies Incorporated            1,326,844                   7.0%

Dallas Dempster (2) c/o CCA Companies Incorporated (3)         2,000,000                  10.1%

Peter Janssen (3) c/o Janssen Partners 1345 Old Northern
   Blvd. Roslyn, N.Y.  11576                                   2,411,719                  12.6%

Miles R. Greenberg-Senior Vice President-Finance,
   Treasurer and Chief Financial Officer (4)                     575,000                   3.1%

David A. Hartley-President-Casino Division (5)                   830,000                   4.6%

All executive officers and directors  as a group (4 persons)   4,731,844                  21.9%

----------
(1) Includes 20,000 shares of Common Stock which are held by Mr. Stanton, a Director of the Company, as joint tenant with his wife, Margaret M. Stanton, currently exercisable warrants to purchase 650,000 shares of Common Stock at a price equal to $.10 per share, and currently exercisable options to purchase 500,000 shares and 23,644 shares of Common Stock at $.10 and $2.00 per share, respectively. Does not include shares of Common Stock owned by Michael J. Stanton, Bridget M. Stanton, Richard P. Stanton and Joseph M. Stanton each of whom are adult children of Mr. James Stanton and each of whom own 20,000 shares of Common Stock. Mr. Stanton denies beneficial ownership of such 80,000 shares.

(2) Represents currently exercisable non-Plan options granted in September 1998 to purchase 1,000,000 shares at $.10 and Plan options granted in December 1999 to purchase 1,000,000 shares at $.10 in the name of Tilden Park Limited for the benefit of Mr. Dempster's family.

(3) Includes currently exercisable warrants to purchase 73,269 shares at $8.25 per share; warrants to purchase 235,453 shares at $5.135 per share; warrants to purchase 666,667 shares at $1.00 per share; and warrants to purchase 450,000 shares at $.50 per share.

(4) Represents currently exercisable options to purchase 575,000 shares of Common Stock at $.10 per share.

(5) Includes 730,000 shares of common stock and currently exercisable options to purchase 100,000 shares at $.10 per share. All shares and options are issued to Star Casinos Ltd., an entity owned and controlled by Mr. Hartley.

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

         The Company believes Mr. David Hartley controls Star and holds a substantial interest in it. Star was a party with the Company to the Star Casino Consulting Agreement, and was granted options in October 1997 to purchase shares of the Company's Common Stock. These options were repriced three times in connection with the general repricings of options and warrants held by officers, directors, employees and consultants of the Company. The Company issued 250,000 shares of Common Stock to Star in December 1999 in lieu of a cash bonus payment which Star was entitled to receive pursuant to The Star Consulting Agreement. On October 24, 2000 the Company issued Star 480,000 shares of Common Stock as payment for $120,000 Star was entitled to receive as of June 30, 2000.

         Janssen-Myers Associates ("J-M"), among other things, were the underwriters of the Company's initial public offering in June 1997 and also the placement agent in the Company's November 1997 Private Offering. Messrs. Janssen and Meyers are principals in J-M and received their Company warrants from J-M. Pursuant to the placement agreement relating to the November 1997 Private Offering, the Company agreed to pay J-M, as placement agent, a fee equal to 10% of the "gross proceeds" of that offering. In addition, the Company agreed to pay J-M a non- accountable expense allowance equal to 3% of the "gross proceeds" from the sale of shares in that offering and to reimburse certain accountable expenses of J-M. The Company also agreed to indemnify J-M against certain liabilities incurred under the Securities Act in connection with the November 1997 offering. The Company also granted J-M, for a period of one year after the final closing date of the Private Offering, a right of first refusal to purchase, or to sell for the account of the Company, any securities of the Company which the Company may seek to sell through an underwriter, placement agent or broker-dealer. A number of principal stockholders in the Company granted J-M a similar right in any such sale by those stockholders of the Company, its subsidiaries and successors.

         Peter Janssen, a principal of Janssen Myers Associates, completed the following acquisition of Company securities: (i) On December 3, 1998 he purchased 133,334 shares at $.75 per share and received four-year warrants to purchase 66,667 shares of Common Stock at an exercise price of $1.00 per share;
(ii) on March 1, 1999 he purchased 200,000 shares at $.50 per share and received four-year warrants to purchase 250,000 shares of Common Stock at an exercise price of $1.00 per share; (iii) on April 9, 1999 he purchased 150,000 shares at$.67 per share and received four-year warrants to purchase 350,000 shares of Common Stock at an exercise price $1.00 per share; and (iv) on December 22, 1999, in consideration of consulting services rendered to the Company during 1998 and 1999, he received three-year warrants to purchase 450,000 shares of Common Stock at an exercise price of $.50 per share. These were repriced in the subsequent general repricings.

         In June 1997, and from December 1997 through February 1998, the Company issued to J- M for nominal consideration, the "Underwriter's Warrants" to purchase 220,000 shares at $8.25 per share and to purchase 715,668 shares at various prices based on the market price of the Company's shares in 1997-1998. The warrants were issued in connection with the Company's initial public offering completed in June 1997, and the Company's private offering which began in November 1997 and was completed in February 1998. They are exercisable for a period of four years from issue. Sale of shares by the Company at less than the then current average market price or less than the exercise price will trigger anti-dilution provisions in all the Warrants held by the Underwriter. No anti-dilution adjustment is made under any series of such warrants for issuance of securities (i) in the same offering as the Warrant series was issued, or (ii) upon exercise of Warrants of that series or of any other warrants or options outstanding on the date that series of Warrants was issued. In the case of the 1997 Placement Agent Warrants, no adjustment is made for issuance of securities
(i) in contemplated transactions described in the related Private Placement Memorandum, but not in excess of 5,500,000 shares, (ii) under the Company's 1996 Stock Option Plan as it may be amended from time to time, or (iii) upon merger or acquisition with unaffiliated third parties.

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

         In January 2000, Mr. Stanton provided a loan to the Company of $300,000, which the Company used to repay past due obligations. The loan bears interest at the bank prime rate to be calculated and billed monthly by the National City Bank of Cleveland, Ohio. The loan was to be repaid on December 31, 2000. Mr. Stanton also received warrants to purchase 500,000 shares of Common Stock at an exercise price of $.25 per share exercisable on or before January 18, 2004. On October 18, 2000 the exercise price was reduced to $.10 per share. After December, the due date of the loan extended and the Company is paying interest on a current basis and principal as funds are available. On January 25, 1999 Mr. Stanton converted all $75,000 principal and $1,600 of accrued unpaid interest on a $75,000 loan he had made to the Company in October 1998 into 153,200 shares at a conversion price of $.50 per share. At June 30, 2001 the loan balance was $75,000.

                                     PART IV

Item 14. Exhibits, Financial Statements & Schedules, and Reports on Form 8-K
(a)(1)   Financial Statements

         Report of Independent Certified Public Accountants (F-2)

         Consolidated Balance Sheets as of June 30, 2001 and June 30, 2000 (F-3)

         Consolidated Statements of Operations for the years ended June 30, 2001, June 30, 2000 and June 30, 1999 (F-4)

         Consolidated Statements of Stockholders' Equity for the years ended June 30, 2001, June 30, 2000 and June 30, 1999 (F-5)

         Consolidated Statements of Cash Flows for the years ended June 30, 2001, June 30, 2000 and June 30, 1999 (F-8)

         Notes to Consolidated Financial Statements (F-11)

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

                                                 CCA COMPANIES INCORPORATED

                                                  /s/  Miles R. Greenberg
                                                 -----------------------------
                                                       Miles R. Greenberg

Date: September 21, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature                           Title                  Date
---------                           -------                -----
Dallas R. Dempster    Officer and President
                      Chief Executive Officer,
                      Chief Operating Officer
                      and President (Principal
                      Executive Officer), Director         September 21, 2001

James V. Stanton      Vice Chairman and Director           September 21, 2001

Miles R. Greenberg    Chief Financial Officer
                      (Principal Financial
                      Officer Chief Accounting
                      Officer)                             September 21, 2001

                           CCA COMPANIES INCORPORATED

                                    CONTENTS

                                                                                                        PAGE

Independent Auditors Report....................................................................          F-2

Consolidated Balance Sheets as of June 30, 2001 and 2000.......................................          F-3

Consolidated Statements of Operations for the years ended June 30, 2001,
 2000 and 1999.................................................................................          F-4

Consolidated Statements of Stockholders' Equity for the years ended
 June 30, 2001, 2000 and 1999..................................................................          F-5

Consolidated Statements of Cash Flows for the years ended
 June 30, 2001, 2000 and 1999..................................................................          F-8

Notes to Consolidated Financial Statements.....................................................         F-11




                                      F-1

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of CCA Companies Incorporated


We have audited the accompanying consolidated balance sheets of CCA Companies Incorporated (a Delaware corporation) and subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of income, retained earnings, and cash flows for the years ended June 30, 2001, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CCA Companies Incorporated and subsidiaries as of June 30, 2001 and 2000, and the results of their operations and their cash flows for the year ended June 30, 2001, 2000 and 1999 in conformity with accounting principles generally accepted in the United States of America.

SPEAR SAFER HARMON & CO.

Miami, Florida
September 7, 2001


                                          CCA COMPANIES INCORPORATED

                                         Consolidated Balance Sheets

                                          June 30, 2001 and 2000


                                              A S S E T S

                                                         2001                        2000
                                                  -----------------            -----------------

Current Assets:
   Cash and cash equivalents                      $         701,873           $          215,559
   Prepaid and other current assets                          76,362                       65,788
   Notes receivable - EMSI                                  342,000                           -
                                                  -----------------            -----------------

         Total Current Assets                             1,120,235                      281,347

Property, equipment and leasehold
 improvements, net                                        4,745,197                    5,489,279
Sakhalin development costs                                2,100,000                    2,100,000
Other assets                                                 39,447                       20,300
                                                  -----------------           ------------------

                                                  $       8,004,879           $        7,890,926
                                                  =================           ==================

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                               $         218,533           $          440,048
   Accrued expenses                                         582,791                      406,755
   Income tax payable                                       162,000                      144,650
   Notes payable                                            130,800                      335,000
   Investor deposits  and other                             367,000                       94,000
                                                  -----------------           ------------------

         Total Current Liabilities                        1,461,124                    1,420,453
                                                  -----------------           ------------------

Long-term notes payable                                     515,900                      515,900
                                                  -----------------           ------------------

Deferred income taxes                                       287,884                      192,884
                                                  -----------------           ------------------

Minority interest in consolidated subsidiary                984,429                      671,482
                                                  -----------------           ------------------

Stockholders' Equity:
   Preferred stock                                               -                            -
   Common stock                                              18,141                       16,328
   Additional paid-in capital                            47,680,676                   47,497,489
   Accumulated deficit                                  (42,943,275)                 (42,423,610)
                                                  -----------------           ------------------

         Total Stockholders' Equity                       4,755,542                    5,090,207
                                                  -----------------           ------------------

                                                  $       8,004,879           $        7,890,926
                                                  =================           ==================


See accompanying notes to consolidated financial statements.


                                                CCA COMPANIES INCORPORATED

                                           Consolidated Statements of Operations


                                                Year Ended              Year Ended               Year Ended
                                               June 30, 2001           June 30, 2000            June 30, 1999
                                              ---------------       ----------------          ---------------

Casino Revenues                               $     5,489,191        $     6,981,758           $     5,534,249
                                              ---------------        ---------------           ---------------
Operating Expenses:
   Marketing and promotional                          332,730                333,500                   360,572
   General and administrative                       4,884,614              6,415,452                 7,566,040
   Compensation paid by the issuance of
    stock options and warrants                         13,000                 10,000                   783,000
                                              ---------------        ---------------           ---------------

         Total Operating Expenses                   5,230,344              6,758,952                 8,709,612
                                              ---------------        ---------------           ---------------

Income (Loss) from Operations                         258,847                222,806                (3,175,363)
                                              ---------------        ---------------           ---------------

Other Income (Expense):
   Write-down of assets                                    -             (13,857,192)                 (609,833)
   Interest income                                      1,862                  5,658                    11,114
   Interest expense                                  (198,330)              (423,630)                 (445,105)
                                              ---------------        ---------------           ---------------

         Total Other Income (Expense)                (196,468)           (14,275,164)               (1,043,824)
                                              ---------------        ---------------           ---------------

Foreign Income Taxes                                 (269,097)              (552,625)                       -
                                              ---------------        ---------------           ---------------

Loss from Continuing Operations Before
  Minority Interest                                  (206,718)           (14,604,983)               (4,219,187)

Minority Interest                                    (312,947)              (582,204)                  (89,278)
                                              ---------------        ---------------           ---------------

Loss from Continued Operations                       (519,665)           (15,187,187)               (4,308,465)
                                              ---------------        ---------------           ---------------

Income (Loss) from Discontinued Operations:
   Food, net                                               -                 (64,500)                 (425,175)
   Hotel Management, net                                   -                 (87,623)                  141,550
                                              ---------------        ---------------           ---------------
                                                           -                (152,123)                 (283,625)
                                              ---------------        ---------------           ---------------

Net Loss                                      $      (519,665)          $(15,339,310)          $    (4,592,090)
                                              ===============           ============           ===============

Loss per Share of Common Stock:
   Basic and Diluted:
     Loss from continuing operations          $         (0.03)       $         (1.01)          $         (0.34)
     Loss from discontinued operations                     -                   (0.01)                    (0.02)
                                              ---------------        ---------------           ---------------
Net Loss
                                              $         (0.03)       $         (1.02)          $          (.36)
                                              ===============        ===============           ===============

Weighted Average Number of Common
   Shares Outstanding                              17,260,511             15,234,405                12,607,037
                                              ===============        ===============           ===============

See accompanying notes to consolidated financial statements.

                                                   CCA COMPANIES INCORPORATED
                                        Consolidated Statements of Stockholders' Equity



                                               Common Stock
                                              Par Value $.001
                                         ---------------------------
                                                                      Additional        Junior
                                                                       Paid-In        Preferred      Accumulated
                                           Shares         Amount       Capital          Stock          Deficit          Total
                                        -----------    -----------   ------------    ------------  --------------  -------------
Balance - June 30, 1998                  11,996,048    $    11,997   $ 44,806,570    $         -   $(22,492,210)   $  22,326,357

Cancellation of shares issued to FEC at
   $1.50 per share                         (700,000)          (700)    (1,049,300)             -              -       (1,050,000)
Sale of common stock                      2,053,201          2,053      1,674,547              -              -        1,676,600
Issuance of common stock in
   consideration for the acquisition
   of Roulette                               17,857             18        124,982              -              -          125,000
Issuance of additional stock, per
   Roulette agreement, to compensate
   for fall in stock price                  116,813            117           (117)             -              -                -
Issuance of shares in exchange for
   services in acquisition of Roulette        7,143              7         49,993              -              -           50,000
Issuance of shares in exchange for
   construction services in Suriname         89,000             89        200,161              -              -          200,250
Issuance of common stock in
   consideration for the acquisition
   of food technology                       127,877            128           (128)             -              -                -
Exercise of options at $0.50 per share        7,000              7          3,493              -              -            3,500
Consulting services to Sakhalin project
   paid by the Issuance of shares           300,000            300        224,700              -              -          225,000
Non-employee directors compensated by
   the issuance of options                        -              -        233,000              -              -          233,000
Compensation charges incurred by
   reducing the exercise price of 1,462,500
   options and  warrants granted to
   directors and others                           -              -        550,000              -              -          550,000
Consulting  services paid by the
   issuance of warrants                           -              -         75,000              -              -           75,000
Cancellation of Junior Preferred Stock
   (one share outstanding in 1998)                -              -              -              -              -                -
Net loss for 1999                                 -              -              -              -     (4,592,090)      (4,592,090)
                                        -----------    -----------   ------------    -----------   ------------    -------------

Balance - June 30, 1999                  14,014,939         14,016     46,892,901              -    (27,084,300)      19,822,617


See accompanying notes to consolidated financial statements.

                                                  CCA COMPANIES INCORPORATED
                                 Consolidated Statements of Stockholders' Equity (Continued)



                                               Common Stock
                                              Par Value $.001
                                         ---------------------------
                                                                      Additional        Junior
                                                                       Paid-In        Preferred      Accumulated
                                           Shares         Amount       Capital          Stock          Deficit          Total
                                        -----------    -----------   ------------    ------------  --------------  -------------
Balance - June 30, 1999                  14,014,939    $    14,016   $  46,892,901   $         -   $(27,084,300)   $  19,822,617

Issuance of common stock to consultant
   as bonus per contract                    250,000            250          24,750             -              -           25,000
Issuance of shares upon conversion of
   principal and interest of loan
   from Danville                          1,481,060          1,481         194,019             -              -          195,500
Issuance of shares in consideration for
   legal services                           150,000            150          19,850             -              -           20,000
Issuance of shares to consultant
   for services                             264,000            264          65,736             -              -           66,000
Sale of common stock at $0.75 per share     166,667            167         124,833             -              -          125,000
Repricing of warrants and options                 -              -          20,000             -              -           20,000
Warrants issued in connection with debt           -              -         155,400             -              -          155,400
Net loss for 2000                                 -              -               -             -    (15,339,310)     (15,339,310)
                                        -----------    -----------   -------------   -----------   ------------    -------------

Balance - June 30, 2000                  16,326,666    $    16,328   $  47,497,489   $         -   $(42,423,610)   $   5,090,207
                                        ===========    ===========   =============   ===========   ============    =============


See accompanying notes to consolidated financial statements.

                                                      CCA COMPANIES INCORPORATED
                                     Consolidated Statements of Stockholders' Equity (Continued)



                                               Common Stock
                                              Par Value $.001
                                         ---------------------------
                                                                      Additional        Junior
                                                                       Paid-In        Preferred      Accumulated
                                           Shares         Amount       Capital          Stock          Deficit          Total
                                        -----------    -----------   ------------    ------------  --------------  -------------
Balance - June 30, 2000                  16,326,666    $    16,328   $  47,497,489   $         -   $(42,423,610)   $   5,090,207

Issuance of shares to consultant
  for services                              480,000            480          71,520             -             -            72,000

Sale of common stock at $.075 per share   1,333,334          1,333          98,667             -             -           100,000

Repricing of warrants and options                -              -           13,000             -             -            13,000

Net loss for 2001                                -              -               -              -       (519,665)        (519,665)
                                        -----------    -----------   -------------   -----------   ------------    -------------

Balance - June 30, 2001                  18,140,000    $    18,141   $  47,680,676   $        -    $(42,943,275)   $   4,755,542
                                        ===========    ===========   =============   ===========   ============    =============



See accompanying notes to consolidated financial statements.

                                                      CCA COMPANIES INCORPORATED
                                                 Consolidated Statements of Cash Flows



                                                                  Year Ended            Year Ended                Year Ended
                                                                June 30, 2001          June 30, 2000             June 30, 1999
                                                               ---------------        ---------------          ----------------

Operating Activities:
   Net loss                                                    $      (519,665)       $   (15,339,310)         $     (4,592,090)
                                                               ---------------        ---------------          ----------------
   Adjustments to reconcile net loss to net cash used
    in operating activities, net of effect of
    acquisition:
     Loss from discontinued operations                                      -                 152,123                   283,625
     Minority interest                                                 312,947                582,204                    89,278
     Compensation paid by the issuance of
      stock options and warrants                                        13,000                 20,000                   783,000
     Write-down of assets                                                   -              13,857,192                   609,833
     Depreciation and amortization                                     770,478                784,462                   499,494
     Interest accrued treated as
      contribution to capital                                               -                  10,500                        -
     Legal services provided by shareholder                                 -                  20,000                   114,619
     Consulting services provided for common stock                      72,000                 91,000                    75,000
     Amortization of goodwill                                               -                 351,475                   351,475
     Deferred income taxes                                              95,000                192,884                        -
     Changes in current assets and liabilities:
     Accounts receivable                                                    -                  18,000                   (12,875)
     Prepaid expenses and other current assets                         (10,574)                99,474                   348,017
     Accounts payable and accrued  expenses                            (28,129)              (432,467)                  (60,539)
                                                               ---------------        ---------------          ----------------

         Total Adjustments                                           1,224,722             15,746,847                 3,080,927
                                                               ---------------        ---------------          ----------------

Net Cash Provided (used) by Continuing Operations                      705,057                407,537                (1,511,163)

Net Cash Used by Discontinued Operations                               (57,000)              (261,396)                 (355,322)
                                                               ---------------        ---------------          ----------------

Net Cash Provided (Used) by Operating Activities                       648,057                146,141                (1,866,485)
                                                               ---------------        ---------------          ----------------

Investing Activities:
   Property, equipment and leasehold
    improvements                                                       (26,396)              (142,602)               (3,642,111)
   Deposits on assets                                                       -                (115,208)                       -
   Project development costs and other                                 (19,147)              (305,000)                  (42,813)
   Construction finance costs and other                                     -                  (9,734)                 (313,364)
   Funds (used for) applied against
    loans and notes receivable                                        (342,000)                    -                     57,252
                                                               ---------------        ---------------          ----------------

Net Cash Used for Continued Operations                                (387,543)              (572,544)               (3,941,036)

Net Cash Provided (Used) for
 Discontinued Operations                                                    -                      -                  1,810,000
                                                               ---------------        ---------------          ----------------

Net Cash Used in Investing Activities                                 (387,543)              (572,544)               (2,131,036)
                                                               ---------------        ---------------          ----------------

See accompanying notes to consolidated financial statements.

                                                      CCA COMPANIES INCORPORATED
                                           Consolidated Statements of Cash Flows (Continued)




                                                                 Year Ended             Year Ended                Year Ended
                                                                June 30, 2001          June 30, 2000             June 30, 1999
                                                               ---------------        ---------------           ---------------


Financing Activities:
   Warrants issued for debt                                    $            -      $          155,400           $    -
   Investor deposits                                                   330,000                      -                        -
   Proceeds from sale of common stock                                  100,000                310,000                 1,603,500
   Cash advance to (repayment by)
     Suriname Casino                                                        -                 (50,000)                   50,000
   Borrowings                                                          142,767                800,000                 2,426,600
   Repayments of notes payable                                        (346,967)              (999,100)               (1,250,000)
                                                               ---------------        ---------------           ---------------

Net Cash Provided by Financing Activities                              225,800                216,300                 2,830,100
                                                               ---------------        ---------------           ---------------

Net Increase (Decrease) in Cash and
 Cash Equivalents                                                      486,314               (210,103)               (1,167,421)

Cash and Cash Equivalents, Beginning of Year                           215,559                425,662                 1,593,083
                                                               ---------------        ---------------           ---------------

Cash and Cash Equivalents, End of Year                         $       701,873        $       215,559           $       425,662
                                                               ===============        ===============           ===============


See accompanying notes to consolidated financial statements.

                                                      CCA COMPANIES INCORPORATED
                                           Consolidated Statements of Cash Flows (Continued)




                                                                 Year Ended             Year Ended                Year Ended
                                                                June 30, 2001          June 30, 2000             June 30, 1999
                                                               ---------------        ---------------           ---------------

Supplemental Disclosures of Cash Flow
  Information:
     Cash paid during the period for:
       Interest                                                 $       34,546         $       375,817         $       325,778
       Foreign income tax                                              156,748                 200,384                      -
     Non-cash transactions:
       Issuance of common stock in order to
         secure convertible debt                                            -                       -                   76,600
       Issuance of common stock to consultants
           for services                                                 72,000                  91,000                 225,000
       Issuance of common stock in consideration
         for the investment in Roulette                                     -                       -                  175,000
       Issuance of common stock to construction
        contractor of Suriname Casino                                       -                       -                  200,250
       Cancellation of common stock as part of
         termination of the Hotel Management
         Agreements                                                         -                       -               (1,050,000)
       Shares from debt conversion                                          -                  195,500                      -
       Compensation charges incurred on reducing
        exercise price of options and warrants
        granted to directors and others                                 13,000                  20,000                 550,000
       Issuance of warrants for consulting services                         -                       -                   75,000
       Non-employee directors compensated by
        issuance of options                                                 -                       -                  233,000
       Issuance of shares in consideration for
        legal services                                                      -                   20,000                      -





See accompanying notes to consolidated financial statements.

                           CCA COMPANIES INCORPORATED

                   Notes to Consolidated Financial Statements

                    Years Ended June 30, 2001, 2000 and 1999


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              Subsidiaries - The consolidated financial statements include the accounts of the Company and its subsidiaries. The active subsidiaries are Suriname Leisure Company A.V.V. ("SLC") based and operating in Suriname and Dorsett Hotel & Resorts Inc. ("Dorsett") based and operating in the United States. Sakhalin General Trading and Investments Ltd. ("SGTI"), based in Cyprus, and Sakhalin City Center Ltd. ("SCC"), based in the Russian Federation, are relatively dormant and will only commence significant activities upon attaining adequate financing. The inactive subsidiaries are Dorsett Hotels and Resort International (m) Snd. Bhd. ("DHRI") based in Malaysia and Roulette Kft. ("Roulette") (majority shareholding disposed of in December 1998) based in Hungary.

              Nature of Operations - The Company's principal line of operation is to provide gaming services through the ownership and management of a Casino in Suriname. The Company presently relies entirely (except for occasional debt and equity offerings) on the working capital generated in Suriname to finance its activities. In addition, the Company is in the planning and design stage relating to a Casino and mountain resort project on Sakhalin Island.

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

              Cash and Cash Equivalents - The Company considers investments with original maturities of three months or less at the time of purchase to be cash equivalents. At times, cash balances in the Company's bank accounts in the United States may exceed federally insured limits. The Company is required contractually to set aside 2% of the annual revenues of SLC in a segregated bank account to fund the cost of future tangible property replacements. At June 30, 2001, cash set aside for replacements net of expenditures amounted to approximately $59,000.

                           CCA COMPANIES INCORPORATED
                  Notes to Consolidated Financial Statements (Continued)


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

              Financial Instruments - The carrying amounts of financial instruments including loans receivable, accounts receivable, accounts payable and debt approximate fair value.

              Excess Cost over Fair Value of Assets Acquired - The Company reviews the recoverability of the excess cost over the fair value of assets acquired on an on going basis. Accordingly, the Company determined in the fiscal year 2000 that recoverability of goodwill associated with the SGTI assets acquired was doubtful and accordingly, the unamortized balance was written off. (See Note 2)

              Property, Equipment and Leasehold - Property and equipment are recorded at cost. Depreciation and amortization is computed by the straight-line method based on the estimated useful lives (3 - 5 years) of the related assets. Leasehold improvements are amortized over the shorter of the life of the asset or the lease.

              Advertising Costs - Costs incurred to produce marketing material or advertise are generally expensed when incurred.

              Income Taxes - For the purpose of these financial statements the Company has adopted the provisions of SFAS No. 109, "Accounting for Income Taxes" for all periods presented. Under the asset and liability method of SFAS 109, deferred taxes are recognized for differences between financial statement and income tax bases of assets and liabilities.

              Stockholders Equity - The stockholder equity consists of accumulated deficit, additional paid in capital, preferred stock and common stock. In 2001 and 2000, the Company was authorized to issue 5,000,000 shares of preferred stock with a par value of $.01. Specific powers, preferences, rights, qualifications, limitations and restrictions are to be designated by the Company's Board of Directors at the time of issuance. At 2001 and 2000, there were no shares of preferred stock issued. In 2001 and 2000, the Company was authorized to issue 50,000,000 shares of common stock with a par value $.001. In 2001, there were 18,140,000 common shares issued and in 2000, there were 16,326,666 common shares issued.

              Stock Based Compensation - SFAS No. 123, "Accounting for Stock Based Compensation" establishes a fair value method for accounting for stock-based compensation plans either through recognition or disclosure. The Company did not adopt the fair value based method for employees but instead discloses the pro forma effects of the calculation required by the statement. (See Note 10)

                           CCA COMPANIES INCORPORATED
                  Notes to Consolidated Financial Statements (Continued)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

              The Company recorded charges of approximately $610,000 for the year ended June 30, 1999 relating to Roulette and $305,000 for costs of a management contract for the Ramallah Project (see Note
              2). For the year ended June 30, 2000, the Company recorded charges of approximately $13,552,000 relating to SGTI and SCC (see Note 2) as a result of a financial impairment of several of its long-lived assets.

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

              Options amounting to 3,852,500 for the year ended June 30, 2001, 4,934,619 for the year ended June 30, 2000 and 4,062,619 for the year ended June 30, 1999 and warrants amounting to 4,624,013 for the year ended June 30, 2001, 5,369,013 for the year ended June 30, 2000 and 3,819,012 for the year ended June 30, 1999 have not been included in the computation of net loss per common stock-diluted because of their anti-dilutive effect.

              Foreign Currency Translation - The statutory currencies in the countries in which the Company's subsidiaries are based are the Cyprus Pound, the Russian Ruble, the Malaysian Ringgit, the United States Dollar, the Suriname Guilder and the Hungarian Forints. The reporting currency is the U.S. Dollar.

                           CCA COMPANIES INCORPORATED
                  Notes to Consolidated Financial Statements (Continued)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

              RECENT PRONOUNCEMENTS

              In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires the recognition of the fair value of all derivative instruments on the balance sheet. Subsequent to the issuance of SFAS 133, the FASB received many requests to clarify certain issues causing difficulties in implementation. In June 2000, the FASB issued SFAS 138, which responds to those requests by amending certain provisions of SFAS
              133. These amendments include allowing foreign-currency exposures that reduce the need for third-party derivatives and redefining the nature of interest rate risk to avoid sources of ineffectiveness. The impact on the Company's financial statements of adopting SFAS 133, as amended by SFAS 138, is not significant.

              In October 1998, the FASB issued Statement of Financial Accounting Standards No. 134 "Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise", which is effective for the first fiscal quarter beginning after December 15, 1998. There is no impact to the Company's financial reporting or presentation due to the adoption of SFAS No. 134.

              In February 1999, the FASB issued Statement of Financial Accounting Standards No. 135 "Recission of FASB Statement No. 75 and Technical Corrections", which is effective for financial statements issued after February 15, 1999. The adoption of SFAS No. 135 does not materially impact the financial statements of the Company.

              In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on the recognition, presentation and disclosure of revenues in financial statements and requires adoption no later than the fourth quarter of fiscal 2001. The Company's financial reporting or presentation is not materially affected by the adoption of SAB 101.

              In March 2000, the FASB issued FASB Interpretation 44, (Accounting For Certain Transactions Involving Stock Compensation - An interpretation of APB 25), which was effective July 1, 2000. FASB Interpretation 44 did not have any material impact on the Company's financial statements.

                           CCA COMPANIES INCORPORATED
                  Notes to Consolidated Financial Statements (Continued)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

              In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - A Replacement of FASB No. 125". This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Under these standards, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Company does not expect that the adoption of SFAS No. 140 will have a material impact on its results of operations, financial position or cash flows.

              In June 2001, the FASB issued SFAS No. 141, SFAS No. 142 and SFAS No. 143. SFAS No. 141, "Business Combinations" is effective for all business combinations initiated after June 30, 2001 and addresses the financial accounting and reporting for business combinations. SFAS 141 supersedes APB Opinion No. 16, Business Combinations, and FASB Statement No. 38 Accounting for Preacquisition Contingencies of Purchased Enterprises. The Company's financial reporting or presentation is not materially affected by the adoption of SFAS 141.

              SFAS No 142, "Goodwill and Other Intangible Assets" addresses the financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. SFAS No. 142 is required to be applied for fiscal years beginning after December 15, 2001.

              SFAS No. 143, "Accounting for Asset Retirement Obligations" addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002.

              The Company's financial reporting and presentation is not expected to be materially affected by the adoption of SFAS No. 142 and 143.

              Reclassifications - Certain prior year balances have been reclassified to conform to the 2001 presentation.

                           CCA COMPANIES INCORPORATED
                  Notes to Consolidated Financial Statements (Continued)


NOTE 2 - LINES OF BUSINESS

              THE SURINAME CASINO AND THE CASINO LEASE

              The Company is a party to an agreement (the "Suriname Casino Agreement") with Parbhoe Handelmij NV (Parbhoe), a Suriname limited liability company. Under the agreement the parties formed and each acquired a 50% interest in Suriname Leisure Company
              (SLC), an Aruban limited liability company to develop a casino project (the "Suriname Casino") in Paramaribo, the capital city of Suriname.

              Pursuant to the Suriname Casino Agreement, the Company's fully owned subsidiary Dorsett, entered into the "Suriname Casino Management Agreement" with SLC to manage the Suriname Casino. As of June 30, 1999, the Company had advanced approximately 4.6 million dollars to SLC for this project, of which approximately
              4.0 million dollars was spent for property, equipment and leasehold improvements. The Company retains a lien and security interest in the property and equipment until the advance is paid back by SLC. Repayment is subject to certain restrictions based upon an obligation to repay a loan received from Parbhoe. (See
              Note 7) As of June 30, 2001 the amount due from SLC to CCA towards loans and interest costs approximated $ 2,192,357 all of which is eliminated in consolidation.

              The Suriname Casino Management Agreement provides for fifteen years exclusive operating rights of the Suriname Casino for a base fee equal to three percent of revenues, as defined, plus an incentive fee of ten percent of gross profits, as defined.

              Initially, commencing October 1998, the Company operated a small temporary casino. The Company moved into the permanent casino facility when it was completed in March 1999. The Suriname casino currently occupies two leased floors, totaling about 20,000 square feet, in the Plaza Hotel, which is in downtown Paramaribo. The casino has approximately 20 gaming tables, 161 slot machines and a 50-seat restaurant.

              The Company leases the Casino premises from Parbhoe.  (See Note 9)

              SAKHALIN ISLAND (RUSSIAN FEDERATION) CASINO AND RESORT

              The Company currently owns rights and has secured property under a 101-year lease, at no annual cost, on a ten acre site to build and operate a 140 million-dollar 450-room year round hotel/casino resort. The Company initially planned to have 70 tables and 350 slot machines with the intent to add additional gaming equipment. The site is located in the center of the City of Yuzhno-Sakhalinsk ("City") on Sakhalin Island (the "Sakhalin Project"). Sakhalin Island is a Russian territory located just north of Japan. This proposed hotel/casino, if built, would be easily accessible for gaming activities from Japan, China, Korea, and the Russian mainland. Further development was planned at a nearby ski mountain. The Company will manage both the hotel resort and the casino for a management fee equal to 3% of revenues, as defined, as well as an incentive fee of 10% of gross profits.

                           CCA COMPANIES INCORPORATED
                  Notes to Consolidated Financial Statements (Continued)


NOTE 2 - LINES OF BUSINESS (CONTINUED)

              The Company has entered into numerous discussions and several agreements in attempts to raise capital to finance the Sakhalin Project without success. In 2000, due to the Company's failure to proceed and based on its evaluation of assets for financial impairment as required by SFAS No. 121, certain capitalized expenditures and goodwill (the excess of the aggregate purchase price over the fair market value of net assets acquired), net of amortization, totaling approximately $13,552,000 were written down. (See Note 1).

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

                           CCA COMPANIES INCORPORATED
                  Notes to Consolidated Financial Statements (Continued)


NOTE 2 - LINES OF BUSINESS (CONTINUED)

              In March 2001, as permitted by agreement, the Company notified Arter and Valmet that, effective in May 2001, it was electing to cancel the Financing Agreement.

              The Sakhalin Project requires substantial financing to progress further. If financing is not obtained, the Company may be forced to abandon the project. If the Company is forced to abandon the project, the Company will attempt to market the plans, licenses and rights in order to recover as much of the historic expenditures as possible. The Company is unable at this time to quantify what recoveries it will attain, if any. In 2001, the Company continues to explore additional possibilities to protect its investment but has, to date, found no viable answer.

              If the Company is successful in financing the Sakhalin Project, the Company will have to design and set up infrastructure that is not currently in place. In addition, the Company will have to employ a significant number of people and retain consultants and contractors to manage, design and construct the property, which will require significant financial resources.

              HOTEL MANAGEMENT AGREEMENTS

              Under certain agreements with Dorsett Hotels and Resorts International Ltd. ("DHR) and Far East Consortium International Ltd. ("FEC"), the Company acquired the right to manage and operate three hotels that were in service and the right to manage and operate five other hotels that were scheduled to open in the future.

              The Company paid consideration of 3 million dollars in cash and promised to issue two million shares of the Company's common stock payable on a pro-rata basis on the assignment of the hotel operating contracts with each hotel. Subsequently, the Company issued 950,000 shares of its common stock on the assignment of contracts with three operating hotels with a total of approximately 1,200 rooms.

              Contrary to the terms of the Hotel Operating Contracts, the Company was not permitted to actively manage two of the Hotels. In addition, the Company was notified that the renovation and/or construction of the five hotels that were to be turned over to the Company in the future had been stopped and that the projects were being reviewed for financial efficacy.

              As a result of the failure to comply with the terms of the agreements, the parties reached a settlement in November 1998 to terminate the agreements and exchange mutual releases. According to the terms of the settlement, CCA received $450,000 in cash, the return of 950,000 shares of previously issued stock (with the obligation to reissue 250,000 shares to FEC) and retained management fees earned. In addition, Company indebtedness of one million dollars borrowed from FEC in July 1998 was canceled. (See
              Note 3 and 9)

                           CCA COMPANIES INCORPORATED
                  Notes to Consolidated Financial Statements (Continued)


NOTE 2 - LINES OF BUSINESS (CONTINUED)

              BUDAPEST CASINO

              In September 1998 the Company purchased a 95% interest in the equity of Roulette, a Hungarian limited liability company that operated the Orfeum Casino in Budapest. In addition to a deposit of $100,000 paid toward the purchase and additional advances of $608,000 made prior to the closing, the Company delivered to the sellers 17,857 shares of the Company's common stock based on a value of $7.00 per share or $125,000 in total. In May 1999, as required by contract, the Company issued 116,813 additional shares of its common stock to make up for a shortfall in the value of the stock originally delivered due to a decline in the market value of the stock.

              For arranging the transaction, the Company paid a minority shareholder of Roulette a fee of $75,000 that was capitalized as part of the Company's investment.

              In December 1998, the Company entered into an agreement with A.G.M. International LTD ("AGM"). AGM is an Israeli junket operator experienced in organizing junket and premium casino player groups. AGM was given 50% of the ownership of Roulette by agreeing to pay the Company $100,000 at closing and to pay an additional $100,000 if Roulette was able to renew its gaming license, which was due to expire November 1999. The agreement also required AGM to fund $100,000 of additional operating capital needed in order to continue and $50,000 for general improvements.

              During 1999, the Hungarian Gaming Board decided to reduce the number of casino licenses that existed at that time. Roulette was unsuccessful in its bid to obtain one of the reduced numbers of gaming licenses available and was forced to close the casino at the end of October 1999.

              At June 30, 1999, the Company wrote off its entire investment in Roulette as delineated below:


                Investment in Roulette                        $       300,000
                Loans to Roulette                                     608,311
                                                              ---------------

                                                                      908,311
                Less:  Loss from the Roulette subsidiary             (298,478)
                                                              ---------------

                                                                      609,833
                Less:  Balance of investment written-off             (609,833)
                                                              ---------------

                                                              $            -
                                                               ==============

                           CCA COMPANIES INCORPORATED
                  Notes to Consolidated Financial Statements (Continued)


NOTE 2 - LINES OF BUSINESS (CONTINUED)

              RAMALLAH CASINO

              On March 24, 2000, Dorsett entered into a Casino Management Agreement (the "Ramallah Casino Agreement") with the Ramallah Hotel and Casino Company Ltd. to provide technical advice, developmental services and to manage a Casino in Ramallah on the West Bank. Subsequent to that time, acts of war, insurrection and riots have occurred on the West Bank and in Israel. As provided by the contracts, all obligations to proceed under the contract have been suspended while the disturbances exist. The Company incurred approximately $305,000 in costs associated with entering the Ramallah Casino Agreement that, based upon the circumstances, have been written-off. (See Note 1)

              BUSINESS, POLITICAL AND ECONOMIC CONDITIONS

              The Company's operating activities are taking place principally in Suriname. Suriname experienced within the last three years significant devaluation of its currency.

              CURRENCY EXCHANGE CONTROLS

              With regard to the activities taking place in Suriname, it is management's belief that it will be able to repatriate earnings without official impediments.

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

              The results of operations of the food preservation business through June 30, 2000 that have been classified as a loss from discontinued operations are as follows:

                                                Year Ended June 30,
                                     ----------------------------------------
                                            2000                     1999
                                     ----------------         ---------------

              Revenues               $             -          $            -
              Costs and expenses               64,500                 425,175
                                     ----------------         ---------------

              Loss from Discontinued
                Operations           $         64,500         $       425,175
                                     ================         ===============

              All activities connected to the food preservation business ceased in 2000.

                           CCA COMPANIES INCORPORATED
                  Notes to Consolidated Financial Statements (Continued)


NOTE 3 - DISCONTINUED OPERATIONS (CONTINUED)

              HOTEL MANAGEMENT

              As a result of the termination of the Hotel Management Agreements in November 1998 and the subsequent dismissal of the hotel management employees in April 1999, the Company had no active hotel management operating business. The Company discontinued this line of business and reflected the related income, assets and liabilities as discontinued operations.

              The results of operations of the hotel management business through June 30, 2000 that have been classified as a loss from discontinued operations are as follows:


                                                   Year Ended June 30,
                                       ---------------------------------------
                                             2000                    1999
                                        ----------------        ---------------

              Revenues                  $        363,301        $       639,741
              Costs and expenses                 221,751              6,198,247
                                        ----------------        ---------------

              Income (Loss) from
               Discontinued Operations  $        141,500        $    (5,558,506)
                                        ================        ===============


              Unforeseen litigation relating to discontinued operations occurred and required expenditures during the year ending June 30, 2000. The Company currently does not anticipate any further activity connected with discontinued operations. No tax benefit due to the loss from discontinued operations has been recorded due to the Company's uncertainty regarding future earnings to apply against these losses.


NOTE 4 - CAPITAL STRUCTURE, PUBLIC OFFERINGS AND PRIVATE PLACEMENTS

              In September 1998, the Company issued 89,000 shares of common stock to Maritime Services Corporation ("MSC"), the building contractor for the Suriname casino. These shares were issued at a price of $2.25 per share or $200,250, which MSC agreed to accept as consideration and payment towards its construction contract with SLC. (Notes 8 and 9)

              In January 1999, Stanton & Associates ("Stanton"), an entity controlled by one of the Company's directors, accepted 153,200 shares at $0.50 per share of the Company's common stock against the principal and interest of $76,600 that it was owed. (See Notes 7 and 8)

                           CCA COMPANIES INCORPORATED
                  Notes to Consolidated Financial Statements (Continued)


NOTE 4 - CAPITAL STRUCTURE, PUBLIC OFFERINGS AND PRIVATE PLACEMENTS
              (CONTINUED)

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

              During the year ended June 30, 1999, the Company issued 300,000 shares of its common stock at $0.75 per share to Valmet, a consultant, for services performed relating to the Sakhalin project. At the same time, the Company issued 150,000 two-year warrants to Valmet with an exercise price of $1 and valued at $25,000. (See Notes 2 and 8)

              In July and August 1999, the Company received $125,000 from two investors for the purchase of 166,667 shares of the Company's common stock at market value ($0.75 per share). In addition, the Company agreed to issue warrants to purchase 83,334 shares of the Company's common stock at $1.00 per share to these investors. The warrants can be exercised at any time and expire in two to three years from the issuance date. (Note 10)

              In October 1999, the Company obtained financing through a Convertible Note of $350,000 from Danville Investments Pty. Ltd., Australia ("Danville"). During the term of the Note or until the full amount of the loan had been repaid, Danville had the option to convert the outstanding principal plus the then accrued interest due on the loan into shares of common stock of the Company. Such conversion would be at a price equal to the five-day average market closing price ending on the day prior to the day of conversion. Danville, in December 1999, exercised its option to convert $185,000 of the principal of the loan plus accrued interest of $10,500 into 1,481,060 shares of the Company's stock based on the five-day average stock price of $0.132 per share. (Notes 7 and 10)

              In November 1999, the Company, at its annual meeting of the stockholders, granted the Board of Directors the authority to affect a 1 for 10 reverse split of its common stock on or before March 28, 2000. The Board elected not to exercise its authority to affect the reverse split and the expiration date for the action passed.

              The Casino Consulting Agreement provided that, at the end of the term of the agreement, the Casino Consultant was entitled to receive a $250,000 bonus. Prior to that time, the Casino Consultant agreed to accept 250,000 shares of the Company's common stock in place of the $250,000 bonus due him. In December 1999, when the consulting contract expired, the stock was delivered (market price per share - $0.13). (See Note 8)

                           CCA COMPANIES INCORPORATED
                  Notes to Consolidated Financial Statements (Continued)


NOTE 4 - CAPITAL STRUCTURE, PUBLIC OFFERINGS AND PRIVATE PLACEMENTS
              (CONTINUED)

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

              In October 2000, the board of Directors issued 480,000 shares to a consultant at a market price of $0.15 as a final settlement of consulting fees of $120,000 accrued but not paid. The difference was credited to consulting fees during the year June 30, 2000. (See Note 8)

              In January 2001, the Company issued 1,333,334 shares of common stock to Richard W. Devries, Professional Corporation, the attorney for EMSI, at a purchase price of $0.075 per share.


NOTE 5 -  PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

              At June 30, property, equipment and leasehold improvements consist of the following:

                                                          2001                     2000
                                                    ---------------          ---------------

              Office equipment and other assets     $       369,136          $       391,477
              Casino and restaurant equipment             1,941,754                1,972,894
              Leasehold improvements                      4,458,152                4,426,767
              Sakhalin project site costs                 2,100,000                2,100,000
                                                    ---------------          ---------------

                                                          8,891,042                8,891,138

              Less:  Accumulated depreciation            (2,023,845)              (1,301,859)
                                                    ---------------          ---------------

                                                    $     6,845,197          $     7,589,279
                                                    ===============          ===============


              Depreciation expense is $770,478 for the year ended June 30, 2001, $784,462 for the year ended June 30, 2000 and $499,494 for the year ended June 30, 1999.

                           CCA COMPANIES INCORPORATED
                  Notes to Consolidated Financial Statements (Continued)


NOTE 6 - INCOME TAXES

              CCA AND DORSETT

              At June 30, 2001, the CCA and Dorsett had United States net operating loss carryforwards ("NOL") of approximately $8,770,000 that expire through 2017. In the event of a change in ownership of the Company, the utilization of the NOL will be subject to limitation under certain provisions of the United States Internal Revenue Code. In addition, at June 30, 2001, CCA and Dorsett had capital loss carryovers of approximately $5,595,000 which generally can only be used to offset capital gains. Unused capital losses are carried forward indefinitely until they can be used against future capital gains.

              CCA and Dorsett will be subject to corporate income tax rates as high as 40% if they produce a profit in the United States.

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

              SCC

              At June 30, 2001, the SCC had net operating loss carryforwards ("NOL") of approximately $5,008,000 that expire through 2007. The carryforward is limited to 20% of the loss per year for five consecutive years.

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

                           CCA COMPANIES INCORPORATED
                  Notes to Consolidated Financial Statements (Continued)


NOTE 6 - INCOME TAXES  (CONTINUED)

              SGTI

              SGTI, which holds the Company's investment in SCC, is incorporated in Cyprus. Companies that are registered in Cyprus but are managed and controlled outside of Cyprus are not liable for tax on income occurring, derived and received outside of the country.

              SURINAME CASINO

              In 1999, SLC requested that the Government of Suriname (the "Government") grant it certain concessions regarding the imposition of taxes and import duties under the Suriname Investment Act. To date the Government has not granted the Company any relief. The Company is continuing to pursue the concessions but feel that at this time, the chance of a favorable ruling is remote.

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

                           CCA COMPANIES INCORPORATED
                  Notes to Consolidated Financial Statements (Continued)


NOTE 6 - INCOME TAXES (CONTINUED)

              INCOME TAX PROVISION

              The income tax provision consists of the following:

              Current                                                           $
                  U.S. Federal                                                              -
                  State and local                                                           -
                  International                                                          174,000
                                                                                ----------------

              Total current tax provision                                                174,000
                                                                                ----------------

              Deferred
                  U.S. Federal                                                              -
                  State and local                                                           -
                  International                                                           95,000
                                                                                ----------------

              Total provision for deferred income taxes                                   95,000
                                                                                ================

              Total provision for income taxes                                  $        269,000
                                                                                ================


              Items that give rise to deferred tax accounts on June 30, 2001 follows:

              Deferred tax liabilities:
                Property, plant and equipment                                   $       (287,884)
                                                                                ----------------

              Deferred tax assets:
                United States loss carryforwards                                       3,508,000
                International (Russian) loss carryforwards                             1,502,000
                                                                                ----------------

              Net deferred tax asset before
                valuation allowances                                                   5,200,000
              Deferred tax asset valuation allowance                                   5,200,000
                                                                                ----------------

              Net deferred tax                                                  $       (287,884)
                                                                                ================


              Realization of any portion of the Company's deferred tax asset at June 30, 2001 is dependent upon future earnings and capital gains. Due to the uncertainty of future earnings and capital gains, valuation allowances have been provided.

                           CCA COMPANIES INCORPORATED
                  Notes to Consolidated Financial Statements (Continued)


NOTE 6 - INCOME TAXES (CONTINUED)


              Cumulative undistributed earnings of foreign subsidiaries at June 30, 2001 and 2000 of $964,000 and $760,000, respectively, are considered to be permanently reinvested and are not expected to be remitted to the Company. Accordingly, no Federal income or deferred taxes have been provided on such earnings.

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

              In October 1999, the Company obtained financing through a Convertible Note of $350,000 from Danville Investments Pty. Ltd., Australia ("Danville"). The Company received proceeds of $215,000 that was funded net of a $135,000 discount, which was recorded as deferred interest expense. The deferred interest expense was amortized and expensed over the life of the loan. The loan was subject to interest at the rate of 15% per annum, payable in full at the maturity of the loan in April 2000. The Company was obligated to deposit on a monthly basis no less than $30,000 in a separate bank account towards payment of the loan. In addition, the Company also issued Danville warrants to purchase the Company's common stock. The Company pledged all principal payments, interest and management fees due to the Company from Suriname Leisure Company as security against the loan. Danville, in December 1999, exercised its option to convert $185,000 of the principal of the loan plus accrued interest of $10,500 into shares of the Company's stock. The Company paid off the remaining balance of $165,000 plus interest in April 2000. (Notes 4 and 10)

              In January 2000, the Company borrowed $300,000 from Stanton. The Company received proceeds of $283,000 that was funded net of a $17,000 discount, which was recorded as deferred interest expense. The deferred interest expense is being amortized and expensed over the life of the loan. Interest on the loan is calculated at the Wall Street Journal prime rate, payable on a monthly basis. The terms of the promissory note require that the Company repay the loan in four monthly installments of $15,000 commencing February 2000, seven monthly installments of $30,000 commencing June 2000, and a final payment of $30,000 on or before December 31, 2000. The Company granted Stanton a security interest, subordinated to Danville's interest, in all principal payments, interest and management fees due to the Company from Suriname Leisure Company and issued Stanton warrants to purchase shares of the Company's common stock. The Company was unable to meet the original repayment schedule on the Stanton debt and has made payments based on the availability of funds. The principal amount of the loan payable at year-end was $75,000. (See Notes 8, 10 and 14)

                           CCA COMPANIES INCORPORATED
                  Notes to Consolidated Financial Statements (Continued)


NOTE 7 - NOTES PAYABLE (CONTINUED)

              In March 2000, the Company borrowed $150,000 from Galileo Capital LLC ("Galileo") utilizing convertible debt. The Company received proceeds of $146,600 that was funded net of a $3,400 discount, which was recorded as deferred interest expense. The deferred interest expense was amortized and expensed over the life of the loan. The loan was subject to interest at the rate of 10% per annum, payable in full at the maturity of the loan in October 2000. The Company was required to pay six equal monthly installments of $25,000 commencing May 2000. As additional consideration for the loan, the Company issued 150,000 warrants to Galileo to purchase shares of the Company's common stock. The warrants are exercisable at $0.25 per share and expire in two years from the date that underlying shares are registered. The Company was unable to meet the original repayment schedule and repaid the loan in full in February 2001 (See Notes 10 and 14).

              LONG-TERM

              In September 1998, CCA borrowed $600,000 from its 50% co-owner, Parbhoe, in SLC for the construction of its permanent casino facilities. Interest on the loan is calculated using an interest rate of 3% per month. (See Note 9)

              The outstanding balance of loans owing to Parbhoe by CCA is to be paid out of the excess cash flow generated by the operations of SLC. Principal payments of approximately $0.15 of every $1.00 of the excess cash flow are being utilized to pay back the advances owed to Parbhoe. (See Notes 2 and 9)


NOTE 8 - RELATED PARTY TRANSACTIONS

              LEGAL  (See Note 10)

              The Company incurred legal fees of approximately $10,000 for the year ended June 30, 2000 and $127,000 for the year ended June 30, 1999 to legal counsel owning securities in the Company ("Related Counsel"). Related Counsel provided no legal services in 2001.

              Options issued by the Company to Related Counsel in June 30, 1998 valued at approximately $285,619 were amortized as legal expense as counsel rendered services. Legal expense of $171,000 was charged during the year ended June 30, 1998 and the balance, $115,000, was charged during the year ended June 30, 1999.

                           CCA COMPANIES INCORPORATED
                  Notes to Consolidated Financial Statements (Continued)


NOTE 8 - RELATED PARTY TRANSACTIONS (CONTINUED)

              The Company repriced the exercise price of options and warrants previously granted to Related Counsel during the year ending June 30, 2000 and expensed approximately $2,000. (See Note 10)

              The Company also issued to Related Counsel additional warrants and expensed approximately $8,000 in June 30, 2000 (See Note 10).

              CONSULTANTS

              In June 1999, the Company entered into a Financing Agreement with the Arter Group Limited ("Arter") and Valmet S.A. ("Valmet") to negotiate on the Company's behalf to acquire financing. (See Notes 2 and 4)

              The Company was a party to an agreement (the "Casino Consulting Agreement") with Star Casinos Limited, (the "Casino Consultant") which expired in December 1999. Under the Casino Consulting Agreement, the Consultant agreed to provide consulting and technical services to the Company and any affiliated entities for a period of two years. David Hartley, who subsequently became the president of the Casino Division of the Company, owned the Consultant. Under the terms of the Casino Consulting Agreement, the Consultant received $250,000 annually plus reimbursement of reasonable expenses. At the end of the term of the agreement, the Consultant was also entitled to receive a $250,000 bonus. At that time, the Casino Consultant agreed to accept the Company's common stock in place of the $250,000 bonus due to him. The agreement also binds the Casino Consultant to a two-year non-compete, non-solicitation provision after termination of the agreement. (See Note 4 and 10)

              After the Casino Consulting Agreement concluded, the Casino Consultant agreed to continue providing the consulting services on a month-to-month basis at an annualized rate of $250,000.

              The Company paid the Casino Consultant $187,000 during the year ended June 30, 1999, $130,000 during the year ended June 30, 2000 and $225,000 during the year ended June 30, 2001. In addition, the Company accrued additional consulting fees of $63,000 for the year ended June 30, 1999, $72,000 for the year ended June 30, 2000 (see note 4) and $25,000 for the year ended June 30, 2001 plus the reimbursement of reasonable expenses.

              CONSTRUCTION CONTRACTORS

              In September 1998, Company issued shares of the Company's common stock to MSC, the building contractor for the Suriname casino, as payment towards, in part, its construction contract with SLC. (Notes 4 and 9)

                           CCA COMPANIES INCORPORATED
                  Notes to Consolidated Financial Statements (Continued)


NOTE 8 - RELATED PARTY TRANSACTIONS (CONTINUED)

              DIRECTORS

              The Company borrowed from Stanton & Associates $75,000 in October of 1998 and $300,000 in January 2000. Mr. James Stanton, the owner of Stanton & Associates, is a director of the Company. (See Notes 4, 7 and 10)

              OFFICER

              In September 1998, Dempster's nominees were granted non-plan options in consideration for Dempster joining the Company in July of 1998. In December 2000, additional plan options were granted for services performed. (Note 10)


NOTE 9 - COMMITMENTS AND CONTINGENCIES

              RENTAL COMMITMENTS

              The Company rents office space and facilities in the United States under non-cancelable leases through September 2003. The minimum future rental commitment for leases in effect at June 30, 2001 approximates the following:


                      Years Ended
                        June 30,
                      -----------
                          2002             $          34,424
                          2003                         2,983
                                           -----------------

                                           $          37,407
                                           =================


              The Suriname casino currently occupies two leased floors, totaling about 20,000 square feet, in the Plaza Hotel, which is in downtown Paramaribo. The Company leased the Casino premises from Parbhoe, a 50% shareholder in SLC, for fifteen years ending in February 2013, for a yearly base rent of $200,000, subject to future increases based on the Suriname Consumer Price Index.

                           CCA COMPANIES INCORPORATED
                  Notes to Consolidated Financial Statements (Continued)


NOTE 9 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

              The Company continued to pay rent at the same rate from the beginning of the lease to June 2000 without providing for any increase in rent. Suriname law regulates the maximum amount of rent that a landlord can charge. In July 2000, the Company determined that, based on the maximum rent that can be charged under Suriname laws, it had been overcharged. The Company is currently attempting to recover the excess rent charged of approximately $315,000 in the Courts based on a Government validated valuation of the maximum rent permissible under Suriname laws. In July 2000, the Company commenced paying a reduced rental of approximately $3,200 per month based on the valuation. Only once the litigation is settled will the Company be able to predict the future rental expense in Suriname. (See Note 2)

              Rent expense was $82,176 for the year ended June 30, 2001, $256,698 for the year ended June 30, 2000, and $532,916 for the year ended June 30, 1999.

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

                           CCA COMPANIES INCORPORATED
                  Notes to Consolidated Financial Statements (Continued)


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

              In September 2000, the Company settled the matter with Michaelson and Zamora. In exchange for complete releases, the Company paid $40,000.

              At June 30, 2001, the Company held 250,000 shares that were issued but never delivered to FEC pursuant to the November 1998 termination agreement. It was the Company's position that the settlement of $40,000 plus legal fees of $47,000 incurred by the Company must be repaid by FEC for the Company to deliver the shares. On July 11, the Company cancelled the shares due to FEC's failure to fulfill its obligations under the terms of the agreement.

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

              On August 22, 2000, all of Fox Haven's claims were denied and the Company was awarded $106,289 representing a full refund of the $25,000 paid to Fox Haven by the Company plus the Company's attorney's fees and costs. To date the Company has not been paid any amount against the award and there is significant uncertainty regarding the Company's ability to collect the judgment.

                           CCA COMPANIES INCORPORATED
                  Notes to Consolidated Financial Statements (Continued)


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

              LONG-TERM NOTE PAYABLE

              Parbhoe has made a demand on SLC for the repayment in full of the $600,000 loan it made to CCA on September 3, 1998. (See Note 7) At that time Parbhoe refused to accept any interim payments on the loan. SLC has set aside the payments required to be made based on the terms of the loan.

              This is being rigorously defended in the Suriname Courts on the basis that, among other defenses, based on the loan's terms, the loan is not repayable on demand but on a pro-rata basis along with existing and new loans that are outstanding to CCA and additionally, the loan is owed by CCA and not SLC.


NOTE 10 - STOCK OPTIONS AND WARRANTS

              The Company applies FASB Interpretation 44, Accounting For Certain Transactions Involving Stock Compensation - An interpretation of APB 25 and APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for employee stock options. Under FASB Interpretation 44 and APB Opinion 25, because the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation cost is recognized.

                           CCA COMPANIES INCORPORATED
                  Notes to Consolidated Financial Statements (Continued)


NOTE 10 - STOCK OPTIONS AND WARRANTS (CONTINUED)

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

              PLAN OPTIONS

              The Company's 1996 Stock Option Plan (the "Plan") was adopted in November 1996, and amended in December 1996, April 1997 and December 1997. The Plan provides for adjustments in the number and type of shares covered by the Plan and options granted in the event of any reorganization, merger, re-capitalization or certain other transactions involving the Company. Under the Plan, which authorizes the granting of incentive stock options or non-incentive stock options the maximum number of shares of common stock for which options may be granted is 5,000,000 shares. As of June 30, 2001, 2,852,500 options to purchase shares of common stock had been granted under the Plan. The Company has set aside 2,147,500 shares of common stock for future options that may be granted under the Plan.

              The Company granted a total of 500,000 options in 1999 to non-employee directors that vested immediately. All options issued to non-employee directors are exercisable between $0.10 and $1.50 and expire four years after their issuance. The Company recorded a charge to operations with a corresponding credit to additional paid-in capital for the issuance of the options in the amount of $233,000 in 1999.

              The Company granted a total of 1,000,000 fully vested options, valid for four years, to Tilden Park Ltd., a nominee of Dempster, the President and the CEO and a Director of the Company in 2000 (See Notes 8 and 14). A total of 1,130,000 options were granted to employees in 1999 that vested immediately. The employee options are exercisable between $0.10 and $1.50.

              In October 2000, the Company granted fully vested four-year options to purchase 500,000 shares to Miles Greenberg, the Chief Financial Officer of the Company, at an exercise price of $0.10 per share.

              NON PLAN OPTIONS

              In addition to the options granted under the plan, the Company has issued an additional 1,905,000 non-plan options, of which, 762,000 non plan options were forfeited in 2001 and 128,000 non plan options were forfeited in 2000.

                           CCA COMPANIES INCORPORATED
                  Notes to Consolidated Financial Statements (Continued)


NOTE 10 - STOCK OPTIONS AND WARRANTS (CONTINUED)

              The Company issued to legal counsel ("Related Counsel") 187,500 options valued at approximately $285,619 in June 30, 1998 against future legal fees. The value of the options issued in 1998 was amortized as legal expense as counsel rendered services. Legal expense of $115,000 were charged during the year ended June 30, 1999. (See Note 8)

              In September 1998, Dempster's nominee, Dabus International Limited, established for the benefit of his family, was granted non-plan options to purchase 1,000,000 shares of the Company's common stock at $1.50 per share. These options were granted in consideration of Dempster joining the Company in July of 1998 and were subsequently transferred to Tilden Park Ltd., also a nominee of Dempster. The options were repriced to $.10 on October 18,2000 (See Note 8).

              The Company issued 500,000 options to investors at the time of private placements done by the Company during the ten-month period ended June 30, 1997. The exercise price for these options was $2.00 and they expired in April 2001. During the year ended June 30, 1998, 7,881 options out of the 500,000 options issued were exercised. No other options were exercised prior to their expiration.

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

              The Company utilized the following weighted-average assumptions to determine fair value:

                                             Year Ended June 30,
                                      -----------------------------------
                                         2001         2000        1999
                                      -----------------------------------

              Risk free interest rate     6%           6%          6%
              Expected life             4 years     4 years      4 years
              Expected volatility        0.5          0.5          0.5
              Dividend yield             0.0          0.0          0.0

                           CCA COMPANIES INCORPORATED
                  Notes to Consolidated Financial Statements (Continued)


NOTE 10 - STOCK OPTIONS AND WARRANTS (CONTINUED)

              Under the accounting provisions of FASB Statement 123, the Company's pro forma net loss and loss per share would have been as follows:

                                                                         Year Ended June 30,
                                                   ---------------------------------------------------------------
                                                        2001                     2000                    1999
                                                   ---------------         ----------------        ---------------
              Net loss:
                As reported                        $      (519,665)        $    (15,339,310)       $    (4,592,090)
                                                   ===============         ================        ===============

                Pro forma                          $      (552,665)        $    (15,399,672)       $    (5,149,789)
                                                   ===============         ================        ===============

              Net loss per common:
                As reported                        $          (.03)        $          (1.01)       $         (0.36)
                Pro forma                                     (.03)                   (1.02)                 (0.41)



              A summary of the status of the Company's fixed stock option plan and non plan options as of June 30, 2001, 2000 and 1999 and changes during the years then ended is presented below:


                                              June 30, 2001                 June 30, 2000                June 30, 1999
                                         --------------------------   --------------------------   --------------------------
                                                           Weighted                     Weighted                     Weighted
                                                            Average                      Average                      Average
                                                           Exercise                     Exercise                     Exercise
                                            Shares          Price         Shares         Price         Shares         Price
                                         -----------    -----------   -----------    ----------    -----------    -----------
              Outstanding at
               beginning of period         4,934,619         $1.10      4,062,619         $1.99      3,169,619          $4.72
              Granted                        500,000           .10      1,000,000           .25      1,630,000           1.50
              Exercised                            -                            -             -         (7,000)          0.50
              Forfeited                   (1,582,119)        (2.64)      (128,000)         (.77)      (730,000)          4.22
                                         -----------    -----------   -----------    ----------    -----------    -----------

              Outstanding at end of
               Period                      3,852,500         $0.27      4,934,619         $1.10      4,062,619          $1.99
                                         ===========    ==========    ===========    ==========    ===========    ===========

              Options exercisable at
               end of period               3,832,500         $0.27      4,789,619         $1.09      3,824,287          $2.03
                                         ===========    ==========    ===========    ==========    ===========    ===========

              Weighted-average fair
               value of options granted
               during the period                            $ 0.02                       $ 0.02                         $0.49
                                                        ==========                   ==========                   ===========


                           CCA COMPANIES INCORPORATED
                  Notes to Consolidated Financial Statements (Continued)


NOTE 10 - STOCK OPTIONS AND WARRANTS (CONTINUED)

              The following table presents information relating to stock options outstanding at June 30, 2001:


                                                 OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                                   ------------------------------------------------    --------------------------------
                                                        Weighted
                                                         Average          Average                            Weighted
             Exercise                                   Exercise         Remaining                       Average Exercise
               Price                   Shares            Price         Life in Years        Shares            Price
           ------------          -------------         ---------       -------------    ------------    -----------------

              $0.10                  3,185,000          $    .10             2.00         3,185,000        $     .10
              $0.25                    317,500               .25              .78           317,500              .25
              $1.50                    325,000              1.50             1.44           305,000             1.50
              $6.50                     25,000              6.50              .75            25,000             6.50
                                 -------------          --------         --------     -------------        ---------

                                     3,852,500          $    .27             1.84         3,832,500        $     .27
                                 =============          ========         ========       ===========        =========



              No options have been exercised in 2001


              WARRANTS

              During the year ended June 30, 1999 the Company issued to two consultants three-year warrants to purchase 50,000 shares each of the Company's common stock at $1.00 per share. These warrants were valued at $50,000. The Company's operations were charged for the value of all warrants issued to consultants for services at the time of issuance.

              In July and August 1999, the Company agreed to issue warrants to purchase 83,334 shares of the Company's common stock, at $1.00 per share to two investors. The warrants can be exercised at any time and expire in two to three years from the issuance date. (Note 4)

              The Company issued 1,308,334 warrants with exercise prices of $1.00 to $2.00 during the fiscal year ending 1999.

              In June 1999, the Company issued to a consultant for services relating to the Sakhalin Project warrants to purchase 150,000 shares of common stock at $1.00 per share. The warrants are valued at $25,000 and were recorded as capitalized finance costs.

                           CCA COMPANIES INCORPORATED
                  Notes to Consolidated Financial Statements (Continued)


NOTE 10 - STOCK OPTIONS AND WARRANTS (CONTINUED)

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

              In January 2000, the Company issued warrants to Related Counsel for services rendered to acquire 225,000 shares of the Company's common stock at a price of $0.25 per share and expensed $8,000 in June 30, 2000. (See Note 8)

              At June 30, 2001, the Company had warrants amounting to 4,624,013 outstanding. No warrants have been exercised. All warrants were exercisable on the day of grant. During 2001, no warrants were granted and 745,000 warrants expired.

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

              In 1999, the Company recorded an additional charge to operations of approximately $335,000 on 900,000 options previously granted to the directors and approximately $90,000 on 237,500 options previously granted to consultants during the 1998 and 1997 fiscal years for the repricing. In 2000, the Company recorded an additional charge of approximately $10,000 for the repricing of 600,000 options and 150,000 warrants from $1.50 to $0.25 previously granted to directors and recorded a charge of $2,000 for repricing 212,500 options and 25,000 warrants from $1.50 to $0.25 previously granted to related counsel.

                           CCA COMPANIES INCORPORATED
                  Notes to Consolidated Financial Statements (Continued)


NOTE 10 - STOCK OPTIONS AND WARRANTS (CONTINUED)

              In October 2000, the Company repriced 2,230,000 options issued to officers and employees from $0.25 to $0.10. In addition, options of 500,000 and warrants of 650,000 issued to Stanton, a related party, were also repriced from $0.25 to $0.10 and the Company recorded a charge of approximately $13,000 for the repricing.

              COMMON STOCK SET ASIDE

              Currently, the Company has reserved 8,476,513 shares of common stock for exercise of options and warrants.


NOTE 11 - BUSINESS SEGMENT INFORMATION

              The Company ceased operations of its food preservation and hotel management business segments during the year ended June 30, 1999. Accordingly, at June 30, 1999, the Company's only line of business relates to its casino operations in Suriname and the Russian Federation.


NOTE 12 - PROVISIONS FOR VALUATION ALLOWANCES AND ASSETS WRITTEN OFF

              Allowances for Loans Receivables during the years ended June 30, 1999 are as follows:


                                                            Year Ended June 30
                                                           --------------------
                                                                    1999
                                                           --------------------

              Beginning balance                               $    2,620,830
              Provision                                              608,311
              Write-offs                                          (3,229,141)
                                                              ---------------

              Ending balance                                  $        -
                                                              ===============

                           CCA COMPANIES INCORPORATED
                  Notes to Consolidated Financial Statements (Continued)



NOTE 13 - NON-BINDING WRITTEN LETTER OF INTENT ("AGS LOI")

              In February 2001, the Company entered into a non-binding written letter of intent with Applied Gaming Solutions of Canada, Inc., a corporation organized under the laws of Alberta, Canada ("AGS"). The terms of the letter of intent contemplate that the Company would purchase certain AGS Assets which include its operating contract with the Construction Lottery of the Capital Hanoi ("CCC"), equipment, infrastructure, retail sales outlets and organization and personnel relations and for cash and shares of common stock in the Company. Since approximately August 1999, AGS has marketed and to some extent operated CCC's on-line lottery business in Vietnam in and around the Hanoi City. Under the letter of intent, the Company is to pay a total of $1,250,000 in cash and to issue of 1,000,000 shares of common stock at the closing (the "AGS Closing"). No definitive agreement has been reached and negotiations are continuing.


NOTE 14 - PURCHASE  CONTRACT

              In May 2001, the Company entered into a formal, written contract (the "Purchase Contract"), subject to the approval of the shareholders, to purchase all of the issued and outstanding common stock of Emerging Market Solutions International, Inc. ("EMSI") for 5,500,000 shares of the Company's stock. The contract provides for a closing date on or before September 28, 2001, but it can be deferred by agreement between the parties to the contract.

              EMSI holds an exclusive contract (the "Lottery Gaming System Contract") to supply on-line lottery and sports betting systems in Ho Chi Minh City and the Southern provinces of Vietnam (the Territory). The Lottery Gaming System Contract is between EMSI and Detetour Corporation ("Detetour") for Development of New Technology and Tourism, and extends ten years from the date that the first on-line sales begin on the on-line lottery gaming system. Detetour is an entity owned by the sovereign Socialist Republic of Vietnam and controlled by the National Centre of Natural Science and Technology. The laws of the Socialist Republic of Vietnam, for the most part, govern the Lottery Gaming System Contract. No on-line lottery or sports betting operations have previously been conducted under Vietnamese authority within the Territory. EMSI has no other assets, liabilities or obligations and no formal operations have commenced as of June 30, 2001.

              The obligations under the contract are conditioned on the Company affecting a reverse split, securing a listing of the Company's common stock on a reputable "exchange" and funding EMSI with $3,000,000. The Company is required by the contract to use its best efforts to fulfill these conditions.

                           CCA COMPANIES INCORPORATED
                  Notes to Consolidated Financial Statements (Continued)


NOTE 14 - PURCHASE  CONTRACT (CONTINUED)

              The Company plans to "fund" EMSI by selling up to 1,500,000 additional shares of common stock (the "Funding Shares") in the Company (measured after the Share Consolidation) for not less than $2.00 per share. The Company or the Sellers may cancel the Purchase Contract if the Funding Shares are not sold prior to September 28, 2001. If despite the best efforts of the Company to obtain approval of the share consolidation, to list the common stock on a recognized exchange, and to sell the Funding Shares for a minimum of $3,000,000, any one or more of these things does not happen by the closing date, either the Seller's collectively or the Company may declare the Purchase Agreement terminated and of no effect.

              The Company to date has advanced approximately $435,000 ($340,000 prior to year end) to EMSI in anticipation of the acquisition, which the Company received primarily from prospective investors as advances to purchase common stock once the EMSI transaction is completed. The advances made to EMSI are not secured and, if the EMSI acquisition is not successful there is no assurance that the advances will be repaid to the Company.


NOTE 15 - SUBSEQUENT EVENTS


              Reverse Split - In an attempt to meet certain listing requirements on recognized securities markets, the Company adopted a resolution under which, subject to the approval of a majority of the shareholders, a twenty-into-one reverse split of all the Company's outstanding shares of Common Stock will be carried out. The Company believes that the reverse split will help to increase the per share market price of the Company's common stock. In addition to various other listing requirements, the initial public per share price on the NASDAQ market must be at least $4.00 and the initial public per share price on the AMEX must be $3.00. Once listed the price must be maintained over $1.00. As previously mentioned, the reverse split is a condition precedent of the contract to purchase EMSI.

              Change of Company's Name - The Company adopted a resolution under which, subject to the approval of a majority of the shareholders, the Board of Directors are authorized to change the name of the Company from "CCA Companies Incorporated" to "Lottery & Wagering Solutions Inc." The Company will not change the name unless the purchase of EMSI is consummated. The Company believes that, if the purchase is consummated, the new name will result in a more distinct and recognizable corporate identity that better reflects the Company's future plans.

              Amendment to the Company's Stock Option Plan - The Company adopted a resolution proposing that the number of shares of Common Stock available for grant under the 1996 Stock Option Plan of the Company be increased. After giving effect to the share consolidation due to the reverse split, if approved by the shareholders, the number of shares available will increase from 250,000 shares currently available to 3,000,000 shares.