Form 10-Q
period 2001-09-30
LOTTERY & WAGERING SOLUTIONS INC
filed 2001-11-07
CIK 1026671

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                  -------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from __________ to __________

                           Commission File No. 0-22191

                        LOTTERY & WAGERING SOLUTIONS INC.
                      ------------------------------------
                           (Exact Name of Registrant)

             Delaware                                     65-0675901
            ----------                                    ----------
  (State or Other Jurisdiction of                      (I.R.S. Employer
  Incorporation or Organization)                    Identification Number)

                             9130 S. Dadeland Blvd.
                                   Suite 1602
                                 Miami, FL 33156
                               ------------------
                    (Address of Principal Executive Offices)

                                 (305) 670-3838
                                ----------------
              (Registrant's Telephone Number, Including Area Code)

                           CCA COMPANIES INCORPORATED
                          ----------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if changed Since Last Report)

         Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes [X]      No. [ ]

         State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date.

                Class                       Outstanding at October 31, 2001
               -------                      -------------------------------
 Common Stock, $.001 par value                       888,106 shares

                        LOTTERY & WAGERING SOLUTIONS INC.

                               INDEX TO FORM 10-Q

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2001
         and September 30, 2001 (unaudited)..................................1

Condensed Consolidated Statements of Operations for the Three
         Months ended September 30, 2001 (unaudited) and
         the Three Months ended September 30, 2000 (unaudited)...............2

Condensed Consolidated Statements of Cash Flows for the Three Months ended
         September 30, 2001 (unaudited) and the Three
         Months ended September 30, 2000 (unaudited).........................3

Notes to Condensed Consolidated Financial Statements.........................4

Item 2.       Management's Discussion and Analysis of
              Financial Conditions and Results of Operations.................9

PART II. OTHER INFORMATION

Item 2.       Changes in Securities and Use of Proceeds.....................13

Item 3.       Quantitative and Qualitative Disclosure about Market Risk.....13

Item 4.       Submission of Matters to a Vote of Security Holders...........14

Item 6.       Exhibits and Reports on Form 8-K..............................14

SIGNATURES  ................................................................15

                          PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements

                        LOTTERY & WAGERING SOLUTIONS INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                          June 30,           September 30,
ASSETS                                                      2001                 2001
                                                       --------------      ---------------
                                                                           (Unaudited)
CURRENT ASSETS:
Cash and cash equivalents                                 $  701,873           $  839,647
Prepaid and other current assets                              76,362              177,478
Notes receivable - EMSI                                      342,000              474,250
                                                       --------------      ---------------
     Total current assets                                  1,120,235            1,491,375

Sakhalin development costs                                 2,100,000            2,100,000
Property, equipment and leasehold improvements, net        4,745,197            4,566,178
Other assets                                                  39,447               58,675
                                                       --------------      ---------------
     TOTAL                                               $ 8,004,879          $ 8,216,228
                                                       ==============      ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses                    $   838,324            $ 867,865
Income tax payable                                           162,000              267,933
Notes and loans payable - current                            130,800               68,041
Investor deposits and other                                  330,000              480,000
                                                       --------------      ---------------
    Total current liabilities                              1,461,124            1,683,839
                                                       --------------      ---------------
Notes payable - long term                                    515,900              515,900
                                                       --------------      ---------------
Deferred income taxes                                        287,884              310,384
                                                       --------------      ---------------
Minority interest in consolidated subsidiary                 984,429            1,096,634
                                                       --------------      ---------------

Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock, par value $.01, 5,000,000 shares
     authorized, no shares issued and outstanding
Common stock, par value $.001; 50,000,000 shares
     authorized; 18,140,000 shares
     and 17,762,123 shares issued and
     outstanding at June 30, 2001 and September 30,
     2001, respectively                                       18,141               17,763
Additional paid-in capital                                47,680,676           47,662,152
Accumulated deficit                                      (42,943,275)         (43,070,444)
                                                       --------------      ---------------
     Total stockholders' equity                            4,755,542            4,609,471
                                                       --------------      ---------------

     TOTAL                                               $ 8,004,879          $ 8,216,228
                                                       ==============      ===============

See notes to condensed consolidated financial statements.

                        LOTTERY & WAGERING SOLUTIONS INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                For the Three          For the Three
                                                                   Months                 Months
                                                                    Ended                  Ended
                                                                September 30,          September 30,
                                                                    2000                   2001
                                                              ------------------    ------------------
REVENUES                                                           $ 1,432,163           $  1,520,940

OPERATING EXPENSES:
Marketing, General and administrative                                1,343,504              1,279,554
                                                              ------------------    ------------------

INCOME FROM OPERATIONS                                                  88,659                241,386

OTHER INCOME (EXPENSE):
Interest expense (net)                                                 (59,107)               (30,801)
                                                              ------------------    ------------------
    Total other income (expense)                                       (59,107)               (30,801)
                                                              ------------------    ------------------

Foreign income taxes                                                   (69,052)              (225,549)
                                                              ------------------    ------------------

INCOME (LOSS) BEFORE MINORITY INTEREST                                 (39,500)               (14,964)

Minority Interest                                                      (81,071)              (112,205)
                                                              ------------------    ------------------

NET LOSS                                                             $(120,572)            $ (127,169)
                                                              ==================    ==================

NET LOSS PER SHARE OF COMMON STOCK:
    Basic and Diluted                                                $   (0.01)             $   (0.01)
                                                              ==================    ==================

WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES AND COMMON SHARE
    EQUIVALENTS OUTSTANDING                                          16,326,666            17,803,197
                                                              ==================    ==================

See notes to condensed consolidated financial statements.

                        LOTTERY & WAGERING SOLUTIONS INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                For the Three         For the Three
                                                                    Months               Months
                                                                    Ended                 Ended
                                                                September 30,         September 30,
                                                                     2000                 2001
                                                              -------------------    ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                        $  (120,572)         $     (127,169)
Adjustments:
  Depreciation and amortization                                     192,344                192,918
   Minority interest                                                 81,071                112,205
   Deferred income taxes                                             23,500                 22,500
   Gain on common stock redemption                                                         (18,900)
  Changes in current assets and current liabilities:
     Prepaid expenses and other current assets                       (3,152)              (101,116)
     Accounts payable and accrued expenses                           26,364                135,474
                                                              -------------------    ----------------
Net cash provided by operating activities                           199,555                215,912
                                                              -------------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, equipment and leasehold improvements                      (30,363)               (13,899)
Project development costs and other                                                        (19,230)
Funds used for notes receivable                                                           (132,250)
                                                              -------------------    ----------------
Net cash (used) by investing activities                             (30,363)              (165,379)
                                                              -------------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Investor deposits                                                                          150,000
Repayments of notes payable                                         (94,050)               (62,759)
                                                              -------------------    ----------------
Net cash provided (used) by financing activities                    (94,050)                87,241
                                                              -------------------    ----------------
NET INCREASE IN CASH AND
     CASH EQUIVALENTS                                                75,142                137,774

CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD                                             215,559                701,873
                                                              -------------------    ----------------
CASH AND CASH EQUIVALENTS,
    END OF PERIOD                                                $  290,701             $  839,647
                                                              ===================    ================


See notes to condensed consolidated financial statements.

                        LOTTERY & WAGERING SOLUTIONS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(NOTE A) BASIS OF PRESENTATION AND THE COMPANY:

         Lottery & Wagering Solutions Inc. ("LWSI") was incorporated on March 6, 1996 and has adopted a fiscal year ending June 30.

         The accompanying unaudited condensed consolidated financial statements include the accounts of LWSI, its subsidiaries and joint venture (collectively, the "Company"). Intercompany transactions and balances have been eliminated in consolidation. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for any interim period or the year ending June 30, 2002.

         The balance sheet at June 30, 2000 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the audited financial statements and footnotes thereto included in the Form 10-K for the year ended June 30, 2002 filed by the Company.

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


(NOTE B) THE COMPANY:

          LWSI was incorporated under the laws of the State of Delaware on March 6, 1996 as Conserver Corporation of America and changed its name on December 2, 1997 to CCA Companies Incorporated. Subsequently, on October 1, 2001, the Company changed its name to Lottery & Wagering Solutions Inc. The current active business of the Company is (i) operation of a gaming casino in Suriname 50% owned by the Company, and (ii) pursuing the development of a casino and hotel project in Sakhalin in the Russian Federation on an island north of Japan (the "Sakhalin Project"). In addition, in May 2001, the Company entered into a contract under which, subject to significant pre-acquisition conditions, the Company will acquire all of the stock of Emerging Market Solutions, Inc., ("EMSI") the primary asset of which is a lottery gaming system contract which grants to EMSI the exclusive right to provide an on-line lottery and sports betting system in Ho Chi Minh City and the Southern Provinces of Vietnam.

Completion of such an acquisition would result in the stockholders of EMSI initially owning more than seventy percent of the outstanding common stock of the Company. Authorization for the Company to pursue the transaction and purchase the stock of EMSI was received at a Special Meeting of Stockholders held on September 26, 2001.

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

         The Company has entered into a nonbinding letter of intent to acquire certain assets of Applied Gaming Solutions of Canada Inc. ("AGS"), for cash and shares of the Company. AGS operates an on-line lottery in Hanoi, Vietnam, and the acquisition of such assets is intended to provide a strategic advantage for the Company in marketing the on-line system to be developed by EMSI.

 (NOTE C) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         [1]  Principles of consolidation

          The accompanying consolidated financial statements include the accounts of LWSI and its subsidiaries (collectively, the "Company"). Inter-company transactions and balances have been eliminated in consolidation.

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

         [9]  Recent Accounting Standards and Pronouncements

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

(NOTE D)  SLC INCOME TAXES AND IMPORT DUTIES:

         In 1999, SLC requested that the Government of Suriname (the "Government") grant it certain concessions regarding the imposition of taxes and import duties under the Suriname Investment Act. To date the Government has not granted the Company any relief. The Company is continuing to pursue the concessions but feels that at this time, the chance of a favorable ruling is remote.

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

LONG-TERM NOTE PAYABLE

         Parbhoe, the Company's joint venture partner in SLC, has made a demand on SLC for the repayment in full of the remaining balance of the $600,000 loan it made to LWSI on September 3, 1998. This is being rigorously defended in the Suriname Courts on the basis that, among other defenses, based on the loan's terms, the loan is not repayable on demand but on a pro-rata basis along with loans that are outstanding to LWSI and additionally, the loan is owed by LWSI and not SLC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis of significant factors affecting the Company's operating results and liquidity and capital resources should be read in conjunction with the accompanying financial statement and related notes.


RESULTS OF OPERATIONS

               Comparison of Three Months Ended September 30, 2001
                    to Three Months Ended September 30, 2000

         Loss from operations. The Company incurred a loss from operations of $127,169, or $0.01 per share, for the three months ended September 30, 2001, as compared to a loss of $120,572, or $0.01 per share, for the three months ended September 30, 2000.

         Revenues. During the three months ended September 30, 2001, the Company had revenues of $1,520,940 generated by the Suriname Palace casino as compared to $1,432,163 for the three months ended September 30, 2000. The 6% increase in revenues resulted primarily from the stabilization of economic conditions in Suriname resulting in increased activity and wagering experienced at the casino.

         Marketing, General and Administrative Expenses. Marketing, General and administrative expenses were $1,279,554 for the three months ended September 30, 2001 consisting primarily of $850,292 related to operating expenses of the Suriname casino and $429,262 for general corporate overhead. For the three months ended September 30, 2000, marketing, general and administrative expenses were $1,343,504 of which $387,780 related to general corporate overhead and $955,724 related to casino operations. The $41,000 or 11% increase in the general corporate overhead during the current period was primarily attributable to a larger portion of the Company's annual legal, accounting and professional fees related to SEC filings being incurred in the current year's first quarter as compared to the prior year's first quarter. The decrease of approximately $105,000 during the current year in the Suriname casino operating expenses is primarily attributable to the overall cost cutting measures implemented by management in an effort to increase profitability.

         Interest Expense. For the three months ended September 30, 2001, interest expense was $31,965 as compared to $59,531 for the three months ended September 30, 2000. The decrease during the current period was attributable to the reduction in the balance remaining on loans owed by the Company.

         Minority Interest. The Company has management control of the Suriname casino joint venture company in which it owns a 50% equity interest. As such, the casino's operations are consolidated with those of the Company and a minority interest is recorded for the 50% interest held by the Company's joint venture partner. During the three months ended September 30, 2001, the joint venture company generated net after tax income of $224,410 after deduction for management fees and interest expenses earned by the Company. As a result, the Company recorded a minority interest equal to 50% of such amount, or $112,205. For the three months ended September 30, 2000, the joint venture company generated net income of $162,143 after deduction for management fees and interest expenses earned by the Company and the Company recorded a minority interest equal to 50% of such amount, or $81,071.

         Income Taxes. During the three months ended September 30, 2001, SLC accrued for income taxes of $225,549, including $22,500 of deferred taxes, payable to the Suriname Government based on a tax rate of 50% of the net taxable income pursuant to the Suriname Hazard Games Act 1962. During the three months ended September 30, 2000, SLC accrued for income taxes of $69,052, including $23,500 of deferred taxes. The increased tax in the current year is primarily attributable to the higher revenues and lower expenses experienced by the Suriname casino resulting in an increased taxable income.

LIQUIDITY AND CAPITAL RESOURCES

         Since August, 1999 LWSI's almost sole recurring source of cash, exclusive of loans and securities sales, was the cash payments from SLC which is the joint venture entity that owns the Suriname casino. Parbhoe owns the hotel where the casino has its leased premises, and is the Company's 50% joint venturer in SLC. Dorsett, the Company's 100% owned Delaware subsidiary, manages SLC and the casino. Cash payments from SLC to LWSI, Parbhoe or their affiliates are made by SLC, under the management control of Dorsett, according to a cash allocation priority established under the Suriname Casino Agreement. That priority is roughly described below. From the monthly cash profits generated by the casino, payments were initially made for certain construction loans from Parbhoe and for the balance of costs of the casino construction, all of which, were fully paid by August 1999. After August 1999 payments of net cash flow were made to Dorsett for the accrued management fees owed, and thereafter for interest and some principal on the Company's loans net of amounts which the Company directed SLC to pay to Parbhoe on account of loans which Parbhoe had made to the Company. After all such total loans are repaid, cash is to be distributed according to the 50% - 50% ownership interests of the joint venturers. There have been no such distributions and none are expected until the substantial amounts of loans due to the joint venturers are repaid. Loans to SLC (and interest thereon) from the Company at September 30, 2001 were approximately $2,177,000, and the Company owed to Parbhoe approximately $516,000. Since January 2000 about 15% of the distributable cash flow of the casino has been paid to Parbhoe (as directed on behalf of the Company) or set aside for payment, and 85% to the Company and Dorsett. The Company believes that payments were and are in accordance with the Suriname Casino Agreement, Parbhoe loan agreement and applicable law.

         Beginning in June 2000 the casino's revenues were adversely affected by increased local competition from other casinos, by a declining local economy and by worsening conversion value of the local currency. The total paid to the Company was approximately $300,000 per month from September 1999 through May 2000. However, during the fifteen months from June 2000 to August 2001 revenues had declined by approximately 25% to 30% from the fifteen month period ending May 2000, and for this and other reasons payments to the Company had declined to about $150,000 per month.

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

         In June 2000 the Suriname government asserted that an exemption from its 50% tax on local corporate income provided for by the Investment Tax Act did not apply to casino income. As a consequence it assessed what the Company believed were arbitrarily determined amounts of tax. In June 2000 the Company paid an initial assessment of $200,000 against past tax and penalties for calendar years ended 1998 and 1999 and subsequently paid an additional $110,000 as tax for calendar year 2000. In April 2001, SLC submitted tax reports to the Suriname government for the calendar years ended 1998, 1999 and 2000. The aggregate amount of tax expense calculated was approximately $375,000 payable for periods from inception through December 31, 2000, which has been provided for in the current and prior periods financial statements.

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

         In the period May 1, 2001 through July 31, 2001, the Company received advances of approximately $480,000 from certain persons who have agreed to subscribe to purchase common stock of the Company. Such funds were used to make advances to EMSI. The acquisition of EMSI described above, and the implementation of the on-line lottery and sports betting system, will require significant funding by the Company which is not currently available. The Company is actively seeking investors to purchase common stock or other securities of the Company in order to provide the funds for these projects.

         On September 30, 2001 the Company had $840,000 in cash or cash equivalents on hand. The Company believes that the distribution of profits from the Suriname casino will provide adequate cash flow to maintain the Company's current operations for the next 12 months.

SUBSEQUENT EVENTS

         On October 1, 2001 the Company changed its name from CCA Companies Incorporated to Lottery & Gaming Solutions Inc. and effected a twenty into one (20 into 1) reverse stock split.


OTHER

         Certain statements in this Quarterly Report on Form 10-Q are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and involve known and unknown risks, uncertainties and other factors that may cause the Company's actual results, performance or achievements to be materially different form the results, performance or achievements expressed or implied by the forward looking statement. Factors that impact such forward looking statements include, among others, risk factors included in the Company's Annual Report on Form 10-K for the year ended June 30, 2001 and other filings with the Securities and Exchange Commission.

                           PART II. OTHER INFORMATION


ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

         On October 1, 2001, the Company effected a twenty into one reverse split of all of its outstanding shares of Common Stock, par value $.001 per share.

          The following information is furnished pursuant to Item 701(a)-(c) of Regulation S-K in connection with unregistered securities sold or issued by the
Company:

                  On July 11, 2001, the Company cancelled 250,000 shares of its common stock previously issued but not delivered to Far East Consortium International.

                  On July 11, 2001, the Company cancelled 127,877 shares of its common stock previously issued but not delivered to Etablissement Asteiss.


ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company held no material market risk sensitive financial instruments or interest therein, and held none at September 30, 2001. The Company's loans, payables, or receivables to or from others (including loans, payables or receivables to or from its subsidiaries or joint ventures) and the interest thereon, are all expressed as dollar obligations and payable in dollars.

However, the Company's routine daily foreign operations are usually conducted in local foreign currencies. The Company is exposed to foreign currency exchange rate risk between the time foreign gaming revenue or other revenues are received and the time they are converted into dollars. The Company has not entered into any exchange rate protection arrangements.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On September 26, 2001, at a special meeting of Stockholders of the Company, the following actions were authorized by the votes cast set forth opposite each such action:


                                                                                                         BROKER
                   PROPOSITION                           FOR        AGAINST         ABSTAIN            NON-VOTES
                   -----------                           ---        -------         -------            --------
(1)      Twenty-into-one reverse split of the
         outstanding shares of common stock of
         the Company                                 12,953,437        215,695          6,896              --

(2)      Purchase of all the stock in Emerging
         Market Solutions International, Inc.         7,615,352        125,815         95,869          5,345,015

(3)      Change of Name of the Company to
         "Lottery & Wagering Solutions Inc."         13,143,132         23,500          9,369              --

(4)      Increase to 3,000,000 the number of
         shares authorized to be issued under the
         Employee Stock Option Plan                   7,386,572        445,595          4,869          5,345,015



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


                               LOTTERY & WAGERING SOLUTIONS INC.



Dated:  November 6, 2001       By:  /s/ Dallas Dempster
                                   -------------------------------------------
                                        Dallas Dempster
                                        Chief Executive Officer and President


                               By:  /s/ Miles R. Greenberg
                                   -------------------------------------------
                                        Miles R. Greenberg
                                        Chief Financial Officer