Form 10-Q
period 2001-12-31
LOTTERY & WAGERING SOLUTIONS INC
filed 2002-02-07
CIK 1026671

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                  -------------

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

                           Commission File No. 0-22191

                        LOTTERY & WAGERING SOLUTIONS INC.
                       ----------------------------------
                           (Exact Name of Registrant)

               Delaware                                        65-0675901
          -----------------                                    ----------
   (State or Other Jurisdiction of                          (I.R.S. Employer
    Incorporation or Organization)                       Identification Number)

                             9130 S. Dadeland Blvd.
                                   Suite 1602
                                 Miami, FL 33156
                             ----------------------
                    (Address of Principal Executive Offices)

                                 (305) 670-3838
                                ----------------
              (Registrant's Telephone Number, Including Area Code)

                                       N/A
                                    --------
              (Former Name, Former Address and Former Fiscal Year,
                          if changed Since Last Report)

     Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes [X]       No. [ ]

      State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date.

              Class                          Outstanding at February 7, 2002
          --------------                     -------------------------------
   Common Stock, $.001 par value                      888,106 shares

                        LOTTERY & WAGERING SOLUTIONS INC.

                               INDEX TO FORM 10-Q

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2001
         and December 31, 2001 (unaudited)....................................1

Condensed Consolidated Statements of Operations for the Three and Six Months
         ended December 31, 2001 (unaudited) and the Three and
         Six Months ended December 31, 2000 (unaudited).......................2

Condensed Consolidated Statements of Cash Flows for the Three and Six Months
         ended December 31, 2001 (unaudited) and the Three and
         Six Months ended December 31, 2000 (unaudited).......................3

Notes to Condensed Consolidated Financial Statements..........................4

Item 2.       Management's Discussion and Analysis of
              Financial Conditions and Results of Operations..................9

PART II. OTHER INFORMATION

Item 2.       Changes in Securities and Use of Proceeds......................15

Item 3.       Quantitative and Qualitative Disclosure about Market Risk......15

Item 6.       Exhibits and Reports on Form 8-K...............................15

SIGNATURES ..................................................................16

                          PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements

                        LOTTERY & WAGERING SOLUTIONS INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                          June 30,            December 31,
ASSETS                                                                      2001                  2001
------                                                                 --------------      ----------------
                                                                                             (Unaudited)
CURRENT ASSETS:
Cash and cash equivalents                                                 $  701,873           $ 1,028,152
Prepaid and other current assets                                              76,362               136,495
Notes receivable - EMSI                                                      342,000               573,750
                                                                       --------------      ----------------
     Total current assets                                                  1,120,235             1,738,397

Sakhalin development costs                                                 2,100,000             2,100,000
Property, equipment and leasehold improvements, net                        4,745,197             4,378,664
Other assets                                                                  39,447                68,675
                                                                       --------------      ----------------
     TOTAL                                                                $8,004,879           $ 8,285,736
                                                                       ==============      ================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses                                     $  838,324            $  793,317
Income tax payable                                                           162,000               417,000
Notes and loans payable - current                                            130,800                13,500
Investor deposits and other                                                  330,000               480,000
                                                                       --------------      ----------------
    Total current liabilities                                              1,461,124             1,703,817
                                                                       --------------      ----------------

Notes payable - long term                                                    515,900               515,900
                                                                       --------------      ----------------
Deferred income taxes                                                        287,884               131,119
                                                                       --------------      ----------------
Minority interest in consolidated subsidiary                                 984,429             1,296,286
                                                                       --------------      ----------------
Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock, par value $.01, 5,000,000 shares
     authorized, no shares issued and outstanding
Common stock, par value $.001; 50,000,000 shares
     authorized; 907,000 shares and
     888,106 shares issued and
     outstanding at June 30, 2001 and December 31, 2001,
     respectively                                                                907                   888
Additional paid-in capital                                                47,697,910            47,679,027
Accumulated deficit                                                      (42,943,275)          (43,041,300)
                                                                       --------------      ----------------
     Total stockholders' equity                                            4,755,542             4,638,615
                                                                       --------------      ----------------
     TOTAL                                                                $8,004,879            $8,285,736
                                                                       ==============      ================

See notes to condensed consolidated financial statements.

                        LOTTERY & WAGERING SOLUTIONS INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   For the Three       For the Three          For the            For the
                                                      Months              Months            Six Months          Six Months
                                                       Ended               Ended               Ended              Ended
                                                   December 31,        December 31,        December 31,         December 31,
                                                       2000                2001                2000                2001
                                                  ----------------    ----------------    ----------------    ----------------
REVENUES                                           $  1,270,884         $ 1,827,505        $   2,703,047         $3,348,445

OPERATING EXPENSES:
Marketing, General and administrative                 1,270,393           1,247,693            2,613,897          2,527,247
                                                  ----------------    ----------------    ----------------    ----------------

INCOME FROM OPERATIONS                                      491             579,812               89,150            821,198

OTHER INCOME (EXPENSE):
Interest expense                                        (54,914)            (66,255)            (114,021)           (97,056)
                                                  ----------------    ----------------    ----------------    ----------------
    Total other income (expense)                        (54,914)            (66,255)            (114,021)           (97,056)
                                                  ----------------    ----------------    ----------------    ----------------

Foreign income tax                                      (20,672)           (284,762)             (89,724)          (510,311)
                                                  ----------------    ----------------    ----------------    ----------------

NET INCOME (LOSS) BEFORE                                (75,095)            228,795             (114,595)           213,831
    MINORITY INTEREST

Minority interest                                       (51,640)           (199,652)            (132,711)          (311,857)
                                                  ----------------    ----------------    ----------------    ----------------

NET INCOME (LOSS)                                    $ (126,735)        $    29,143            $(247,306)       $   (98,025)
                                                  ================    ================    ================    ================

NET INCOME (LOSS) PER SHARE OF COMMON STOCK:
          Basic                                      $    (0.15)        $      0.03            $   (0.30)       $     (0.11)
                                                  ================    ================    ================    ================
          Diluted                                    $    (0.15)        $      0.03            $   (0.30)       $     (0.11)
                                                  ================    ================    ================    ================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND
    COMMON SHARE EQUIVALENTS OUTSTANDING
          Basic                                         834,072             888,106              825,203            889,133
                                                  ================    ================    ================    ================
          Diluted                                       834,072             958,777              825,203            889,133
                                                  ================    ================    ================    ================

See notes to condensed financial statements.

                        LOTTERY & WAGERING SOLUTIONS INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                        For the Three     For the Three        For the         For the
                                                           Months            Months          Six Months       Six Months
                                                            Ended             Ended             Ended           Ended
                                                        December 31,      December 31,      December 31,      December 31,
                                                            2000              2001              2000             2001
                                                       ----------------  ----------------  ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                        ($126,735)         $  29,143          ($247,306)      $  (98,025)
Adjustments:
  Compensation expense in connection with issuance of
         options and warrants                               13,000                                13,000
  Depreciation and amortization                            193,080            192,777            385,424          385,695
  Consulting services provided for common stock             72,000                                72,000
  Minority interest                                         51,640            199,652            132,711          311,857
  Deferred income taxes                                     23,000           (179,265)            46,500         (156,765)
  Gain on common stock redemption                                                                                 (18,900)
  Changes in current assets and current liabilities:
     Prepaid expenses and other current assets              25,155             40,983             22,003          (60,133)
     Accounts payable and accrued expenses                 (52,910)            74,516            (23,547)         209,990
                                                        -----------    ---------------    ---------------    --------------
Net cash provided by operating activities                  182,894            357,806            382,449          573,719
                                                        -----------    ---------------    ---------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, equipment and leasehold improvements              (1,419)            (5,263)           (31,782)         (19,162)
Funds used for other assets                                                    (9,998)                            (29,228)
Funds used for notes receivable                                               (99,500)                           (231,750)
                                                        -----------    ---------------    --------------    ---------------
Net cash used by investing activities                       (1,419)          (114,761)           (31,782)        (280,140)
                                                        -----------    ---------------    --------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Investor deposits                                                                                                 150,000
Repayments of notes payable                                (89,683)           (54,540)          (183,733)        (117,300)
                                                        -----------    ---------------    --------------    ---------------
Net cash provided (used) by financing activities           (89,683)           (54,540)          (183,733)          32,700
                                                        -----------    ---------------    --------------    ---------------

NET INCREASE IN CASH
    AND CASH EQUIVALENTS                                    91,792            188,505            166,934          326,279

CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD                                    290,701            839,647            215,559          701,873
                                                        -----------    ---------------    ---------------    --------------

CASH AND CASH EQUIVALENTS,
    END OF PERIOD                                         $382,493        $ 1,028,152           $382,493      $ 1,028,152
                                                        ===========    ===============    ==============    ===============

See notes to condensed consolidated financial statements.

                        LOTTERY & WAGERING SOLUTIONS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(NOTE A) BASIS OF PRESENTATION AND THE COMPANY:

         Lottery & Wagering Solutions Inc. ("LWSI") was incorporated on March 6, 1996 and has adopted a fiscal year ending June 30.

         The accompanying unaudited condensed consolidated financial statements include the accounts of LWSI, its subsidiaries and joint venture (collectively, the "Company"). Intercompany transactions and balances have been eliminated in consolidation. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and six-month periods ended December 31, 2001 are not necessarily indicative of the results that may be expected for any interim period or the year ending June 30, 2002.

         The balance sheet at June 30, 2001 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the audited financial statements and footnotes thereto included in the Form 10-K for the year ended June 30, 2001 filed by the Company.

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


RESULTS OF OPERATIONS

               Comparison of Three Months Ended December 31, 2001
                     to Three Months Ended December 31, 2000

         Net Income (Loss). The Company generated net income of $29,143, or $0.03 per share, for the three months ended December 31, 2001, as compared to a loss of $126,735, or $0.15 per share, for the three months ended December 31, 2000. The better results were primarily due to the increase in revenue and profits generated by the Suriname casino.

         Revenues. During the three months ended December 31, 2000, the Company had revenues of $1,270,884 generated from its Suriname casino operations. For the three months ended December 31, 2001, the Company recorded revenues of $1,827,505 from the Suriname casino. The 44% increase in revenues during the current period resulted from both improved economic conditions in Suriname coupled with marketing programs initiated by the Company designed to increase activity and wagering at the casino.

         Marketing, General and Administrative Expenses. Marketing, General and administrative expenses were $1,270,393 for the three months ended December 31, 2000 consisting primarily of $921,342 related to operating expenses of the Suriname casino and $349,051 for general corporate overhead. For the three months ended December 31, 2001, marketing, general and administrative expenses were $1,247,693 of which $905,082 related to operating expenses of the Suriname casino and $342,611 for general corporate overhead. The current period's Suriname casino operating expenses decreased by $16,260 or 2% as the Company was able to hold expenses in line with last year even though revenues increased by 44% over the prior year's period as a result of the casino's increased activity. This was made possible due to the cost cutting measures implemented by management during the current period in an effort to increase profitability which were partially offset by certain increased expenses incurred as a result of the casino's increased activity. General corporate overhead was held in line with the prior year's period.

         Interest Expense. For the three months ended December 31, 2000, net interest expense was $54,914 and was $66,255 for the three months ended December 31, 2001. The interest expense during the current and prior periods is primarily attributable to loans made by the Company's Suriname joint venture partner during 1998 and 1999 for the completion of the Suriname casino construction.

         Minority Interest. The Company has management control of the Suriname casino joint venture company in which it owns a 50% equity interest. As such, the casino's operations are consolidated with those of the Company and a minority interest is recorded for the 50% interest held by the Company's joint venture partner. During the three months ended December 31, 2000, the joint venture company generated net after tax income of $103,280 after deduction for management fees and interest expenses earned by the Company and eliminated in consolidation. As a result, a minority interest equal to 50% of such amount or $51,640 was recorded by the Company. For the three months ended December 31, 2001, the joint venture company generated net after tax income of $399,304 after deduction for management fees and interest expenses earned by the Company and the Company recorded a minority interest equal to 50% of such amount, or $199,652.

         Income Taxes. During the three months ended December 31, 2000, SLC accrued for income taxes of $20,672 payable to the Suriname Government based on a tax rate of 50% of the net taxable income pursuant to the Suriname Hazard Games Act 1962. During the three months ended December 31, 2001, SLC accrued for income taxes of $228,795 payable to the Suriname Government. The increased tax in the current year is primarily attributable to the higher revenues experienced by the Suriname casino resulting in an increased taxable income.

                Comparison of Six Months Ended December 31, 2001
                      to Six Months Ended December 31, 2000

         Net Loss. The Company incurred a loss of $247,306, or $0.30 per share, for the six months ended December 31, 2000, as compared to a loss of $98,025, or $0.11 per share, for the six months ended December 31, 2001. The decrease in loss during the current period was primarily due to the increase in revenue and profits generated by the Suriname casino.

         Revenues. For the six months ended December 31, 2000, the Company had revenues of $2,703,047 from the operations of the Suriname casino compared with $3,348,445 for the six months ended December 31, 2001. The 24% increase in revenues during the current period resulted from both improved economic conditions in Suriname coupled with marketing programs initiated by the Company designed to increase activity and wagering at the casino.

         Marketing, General and Administrative Expenses. Marketing, General and administrative expenses were $2,613,897 for the six months ended December 31, 2000 consisting of $1,876,956 related to operating expenses of the Suriname casino and $736,941 for general corporate overhead. For the six months ended December 31, 2001, marketing, general and administrative expenses were $2,527,247 of which $1,755,374 related to operating expenses of the Suriname casino and $771,873 for general corporate overhead. The current period's Suriname casino operating expenses decreased by 6% as a result of cost cutting measures implemented by management in an effort to increase profitability. These cost reductions were partially offset by certain increased expenses incurred as a result of the casino's increased activity. General corporate overhead was held in line with the prior year's period with only a slight 5% increase.

          Interest Expense. For the six months ended December 31, 2000, net interest expense was $114,021 compared to $97,056 for the six months ended December 31, 2001. The decrease during the current period was attributable to the reduction in the balance remaining on certain short-term loans. The interest expense during the current and prior periods is primarily attributable to loans made by the Company's Suriname joint venture partner during 1998 and 1999 for the completion of the Suriname casino construction.

         Minority Interest. The Company has management control of the Suriname casino joint venture company in which it owns a 50% equity interest. As such, the casino's operations are consolidated with those of the Company and a minority interest is recorded for the 50% interest held by the Company's joint venture partner. During the six months ended December 31, 2000, the joint venture company generated net after tax income of $265,422 after deduction for management fees and interest expenses earned by the Company and eliminated in consolidation. As a result, a minority interest equal to 50% of such amount or $132,711 was recorded by the Company. For the six months ended December 31, 2001, the joint venture company generated net after tax income of $623,714 after deduction for management fees and interest expenses earned by the Company and the Company recorded a minority interest equal to 50% of such amount, or $311,857.

         Income Taxes. During the six months ended December 31, 2000, SLC accrued for income taxes of $89,724 payable to the Suriname Government based on a tax rate of 50% of the net taxable income pursuant to the Suriname Hazard Games Act 1962. During the six months ended December 31, 2001, SLC accrued for income taxes of $510,311 payable to the Suriname Government. The increased tax in the current year's period is attributable to the higher revenues experienced by the Suriname casino during the current period coupled with an adjusted method for computing taxable income as provided by the Suriname tax authority both resulting in an increased taxable income.

LIQUIDITY AND CAPITAL RESOURCES

         Since August, 1999 LWSI's almost sole recurring source of cash, exclusive of loans and securities sales, was the cash payments from SLC which is the joint venture entity that owns the Suriname casino. Parbhoe owns the hotel where the casino has its leased premises, and is the Company's 50% joint venturer in SLC. Dorsett, the Company's 100% owned Delaware subsidiary, manages SLC and the casino. Cash payments from SLC to LWSI, Parbhoe or their affiliates are made by SLC, under the management control of Dorsett, according to a cash allocation priority established under the Suriname Casino Agreement. That priority is roughly described below. From the monthly cash profits generated by the casino, payments were initially made for certain construction loans from Parbhoe and for the balance of costs of the casino construction, all of which, were fully paid by August 1999. After August 1999 payments of net cash flow were made to Dorsett for the accrued management fees owed, and thereafter for interest and some principal on the Company's loans net of amounts which the Company directed SLC to pay to Parbhoe on account of loans which Parbhoe had made to the Company. After all such total loans are repaid, cash is to be distributed according to the 50% - 50% ownership interests of the joint venturers. There have been no such distributions and none are expected until the substantial amounts of loans due to the joint venturers are repaid. Loans to SLC (and interest thereon) from the Company at September 30, 2001 were approximately $1,738,000, and the Company owed to Parbhoe approximately $516,000. Since January 2000 about 15% of the distributable cash flow of the casino has been paid to Parbhoe (as directed on behalf of the Company) or set aside for payment, and 85% to the Company and Dorsett. The Company believes that payments were and are in accordance with the Suriname Casino Agreement, Parbhoe loan agreement and applicable law.

         Beginning in June 2000 the casino's revenues were adversely affected by increased local competition from other casinos, by a declining local economy and by worsening conversion value of the local currency. The total paid to the Company was approximately $300,000 per month from September 1999 through May 2000. However, during the fifteen months from June 2000 to August 2001 revenues had declined by approximately 25% to 30% from the fifteen month period ending May 2000, and for this and other reasons payments to the Company had declined to about $150,000 per month. During the past six months, the economy in Suriname has started to improve and revenues have begun to increase. Since August 2001, payments to the Company have increased to approximately $185,000 per month.

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

         In June 2000 the Suriname government asserted that an exemption from its 50% tax on local corporate income provided for by the Investment Tax Act did not apply to casino income. As a consequence it assessed what the Company believed were arbitrarily determined amounts of tax. In June 2000 the Company paid an initial assessment of $200,000 against past tax and penalties for calendar years ended 1998 and 1999 and subsequently paid an additional $110,000 as tax for calendar year 2000. In April 2001, SLC together with its Suriname accountants submitted tax reports to the Suriname government for the calendar years ended 1998, 1999 and 2000. The aggregate amount of tax expense calculated was approximately $375,000 payable for periods from inception through December 31, 2000. In December 2001, the government made a determination that the aggregate tax expense for the three calendar years of 1998, 1999 and 2000 would be $715,000. At December 31, 2001, after making a partial payment to the government in December, the balance owed by SLC for this three year period was 140,000.

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

         On September 30, 2001 the Company had $1,028,000 in cash or cash equivalents on hand. The Company believes that the distribution of profits from the Suriname casino will provide adequate cash flow to maintain the Company's current operations for the next 12 months.

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

          The following information is furnished pursuant to Item 701(a)-(c) of Regulation S-K in connection with unregistered securities sold or issued by the
Company:

                 N/A


ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company held no material market risk sensitive financial instruments or interest therein, and held none at December 31, 2001. The Company's loans, payables, or receivables to or from others (including loans, payables or receivables to or from its subsidiaries or joint ventures) and the interest thereon, are all expressed as dollar obligations and payable in dollars.

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


                                 LOTTERY & WAGERING SOLUTIONS INC.



Dated:  February 7, 2002         By:  /s/ Dallas Dempster
                                     ------------------------------------------
                                          Dallas Dempster
                                          Chief Executive Officer and President


                                 By:  /s/ Miles R. Greenberg
                                     ------------------------------------------
                                          Miles R. Greenberg
                                          Chief Financial Officer