Form 10-Q
period 2002-03-31
LOTTERY & WAGERING SOLUTIONS INC
filed 2002-05-14
CIK 1026671

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                  -------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

                       9130 S. Dadeland Blvd., Suite 1602
                                 Miami, FL 33156
                            -----------------------
                    (Address of Principal Executive Offices)

                                 (305) 670-3838
                            -----------------------
              (Registrant's Telephone Number, Including Area Code)

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

                            Yes [X]       No. [ ]

         State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date.

                 Class                       Outstanding at May 10, 2002
            --------------                   ---------------------------
     Common Stock, $.001 par value                1,273,106 shares

                           CCA COMPANIES INCORPORATED

                               INDEX TO FORM 10-Q

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2001
      and March 31, 2002 (unaudited)...........................................1

Condensed Consolidated Statements of Operations for the Three and Nine Months
      ended March 31, 2002 (unaudited), and
      the Three and Nine Months ended March 31, 2001 (unaudited)...............2

Condensed Consolidated Statements of Cash Flows for the Three
      and Nine Months ended March 31, 2002 (unaudited), and the Three and Nine Months ended March 31, 2001 (unaudited).........................3

Notes to Condensed Consolidated Financial Statements...........................4

Item 2.       Management's Discussion and Analysis of
              Financial Conditions and Results of Operations..................10

PART II. OTHER INFORMATION

Item 2.       Changes in Securities and Use of Proceeds.......................15

Item 3.       Quantitative and Qualitative Disclosure about Market Risk.......15

Item 6.       Exhibits and Reports on Form 8-K................................16

SIGNATURES....................................................................17

                          PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements

                        LOTTERY & WAGERING SOLUTIONS INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                      June 30,               March 31,
ASSETS                                                                 2001                    2002
------                                                             -------------           -------------
                                                                                            (Unaudited)
CURRENT ASSETS:
Cash and cash equivalents                                          $    701,873            $  1,452,655
Prepaid and other current assets                                         76,362                 222,268
Notes receivable - EMSI                                                 342,000                 722,250
                                                                   ------------            ------------
     Total current assets                                             1,120,235               2,397,173

Sakhalin development costs                                            2,100,000               2,100,000
Property, equipment and leasehold improvements, net                   4,745,197               4,185,369
Other assets                                                             39,447                 188,675
                                                                   ------------            ------------
     TOTAL                                                         $  8,004,879            $  8,871,217
                                                                   ============            ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses                              $    838,324            $    745,551
Income tax payable                                                      162,000                 458,896
Notes and loans payable - current                                       130,800                    --
Investor deposits                                                       330,000                  30,000
                                                                   ------------            ------------
    Total current liabilities                                         1,461,124               1,234,447
                                                                   ------------            ------------
Notes payable - long term                                               515,900                 515,900
                                                                   ------------            ------------
Deferred income taxes                                                   287,884                 203,030
                                                                   ------------            ------------
Minority interest in consolidated subsidiary                            984,429               1,564,286
                                                                   ------------            ------------
Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock, par value $.01, 5,000,000 shares
     authorized, no shares issued and outstanding
Common stock, par value $.001; 50,000,000 shares
     authorized; 907,000 shares and 1,273,106 shares issued
     and outstanding at June 30, 2001 and March 31, 2002,
     respectively                                                           907                   1,273
Additional paid-in capital                                           47,697,910              48,210,642
Accumulated deficit                                                (42,943,275)            (42,858,361)
                                                                   ------------            ------------
     Total stockholders' equity                                       4,755,542               5,353,554
                                                                   ------------            ------------
     TOTAL                                                         $  8,004,879            $  8,871,217
                                                                   ============            ============

See notes to condensed consolidated financial statements.

                        LOTTERY & WAGERING SOLUTIONS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                      For the          For the          For the          For the
                                                    Three Months     Three Months     Nine Months      Nine Months
                                                       Ended            Ended            Ended            Ended
                                                  March 31, 2001   March 31, 2002   March 31, 2001   March 31, 2002
                                                  --------------   --------------   --------------   --------------
REVENUES                                            $1,509,269       $1,988,830       $4,212,316       $5,337,275

OPERATING EXPENSES:
Marketing, General and administrative                1,373,563        1,292,463        3,987,460        3,819,710
                                                    ----------       ----------       ----------       ----------
INCOME FROM OPERATIONS                                 135,706          696,367          224,856        1,517,565

OTHER INCOME (EXPENSE):
Interest expense (net)                                 (43,719)          17,405         (157,740)         (79,651)
                                                    ----------       ----------       ----------       ----------
    Total other income (expense)                       (43,719)          17,405         (157,740)         (79,651)
                                                    ----------       ----------       ----------       ----------
Foreign income taxes                                  (126,660)        (262,832)        (216,384)        (773,143)
                                                    ----------       ----------       ----------       ----------
NET INCOME (LOSS) BEFORE                               (34,673)         450,940         (149,268)         664,771
    MINORITY INTEREST

Minority interest                                     (112,381)        (268,000)        (245,092)        (579,857)
                                                    ----------       ----------       ----------       ----------
NET INCOME (LOSS)                                   $ (147,054)      $  182,940       $ (394,360)      $   84,914
                                                    ==========       ==========       ==========       ==========
NET INCOME (LOSS) PER SHARE
    OF COMMON STOCK:
                                                    ----------       ----------       ----------       ----------
Basic and Fully Diluted                             $    (0.16)      $     0.21       $    (0.46)      $     0.10
                                                    ==========       ==========       ==========       ==========
WEIGHTED AVERAGE NUMBER
    OF COMMON SHARES AND
    COMMON SHARE
    EQUIVALENTS OUTSTANDING                            895,889          892,337          848,421          890,201
                                                    ==========       ==========       ==========       ==========

See notes to condensed financial statements.

                        LOTTERY & WAGERING SOLUTIONS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                      For the          For the          For the          For the
                                                    Three Months     Three Months     Nine Months      Nine Months
                                                       Ended            Ended            Ended            Ended
                                                  March 31, 2001   March 31, 2002   March 31, 2001   March 31, 2002
                                                  --------------   --------------   --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                   ($147,054)       $  182,940       ($394,360)       $   84,914
Adjustments:
  Compensation expense in connection with
         issuance of options and warrants                                                13,000
  Depreciation and amortization                       209,379           193,295         594,803           578,990
  Consulting services provided for common stock                          12,000          72,000            12,000
  Minority interest                                   112,381           268,000         245,092           579,857
  Deferred income taxes                                23,500            71,911          70,000           (84,854)
  Gain on common stock redemption                                                                         (18,900)
  Changes in current assets and current liabilities:
     Prepaid expenses and other current assets          9,468           (85,773)         31,471          (145,906)
     Accounts payable and accrued expenses             84,622            (5,869)         61,075           204,121
                                                    ---------        ----------       ---------        ----------
Net cash provided by operating activities             282,296           636,504         664,745         1,210,222
                                                    ---------        ----------       ---------        ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Property, equipment and leasehold improvements        (17,555)                          (49,337)          (19,162)
Funds used for other assets                                                                               (29,228)
Funds used for notes receivable                                        (148,500)                         (380,250)
                                                    ---------        ----------       ---------        ----------
Net cash (used) by investing activities               (17,555)         (148,500)        (49,337)         (428,640)
                                                    ---------        ----------       ---------        ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock                    100,000           400,000         100,000           400,000
Investor deposits                                                      (450,000)                         (300,000)
Repayments of notes payable                          (136,267)          (13,500)       (320,000)         (130,800)
                                                    ---------        ----------       ---------        ----------
Net cash (used) by financing activities               (36,267)          (63,500)       (220,000)          (30,800)
                                                    ---------        ----------       ---------        ----------
NET INCREASE IN CASH
    AND CASH EQUIVALENTS                              228,474           424,503         395,408           750,782

CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD                               382,493         1,028,152         215,559           701,873
                                                    ---------        ----------       ---------        ----------
CASH AND CASH EQUIVALENTS,
    END OF PERIOD                                   $ 610,967        $1,452,655       $ 610,967        $1,452,655
                                                    =========        ==========       =========        ==========

See notes to condensed consolidated financial statements.

                        LOTTERY & WAGERING SOLUTIONS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(NOTE A) BASIS OF PRESENTATION AND THE COMPANY:

         Lottery & Wagering Solutions Inc. ("LWSI") was incorporated on March 6, 1996 and has adopted a fiscal year ending June 30.

         The accompanying unaudited condensed consolidated financial statements include the accounts of LWSI, its subsidiaries and joint venture (collectively, the "Company"). Intercompany transactions and balances have been eliminated in consolidation. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Additionally, certain prior period amounts have been reclassified to conform with the current period presentation. Operating results for the three and nine-month periods ended March 31, 2002 are not necessarily indicative of the results that may be expected for any interim period or the year ending June 30, 2002.

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

(NOTE B) THE COMPANY:

         LWSI was incorporated under the laws of the State of Delaware on March 6, 1996 as Conserver Corporation of America and changed its name on December 2, 1997 to CCA Companies Incorporated. Subsequently, on October 1, 2001, the Company changed its name to Lottery & Wagering Solutions Inc. The current active business of the Company is (i) operation of a gaming casino in Suriname 50% owned by the Company, and (ii) pursuing the development of a casino and hotel project in Sakhalin in the Russian Federation on an island north of Japan (the "Sakhalin Project"). In addition, in May 2001, the Company entered into a contract under which, subject to significant pre-acquisition conditions, the Company will acquire all of the stock of Emerging Market Solutions, Inc., ("EMSI") the primary asset of which is a lottery gaming system contract which grants to EMSI the exclusive right to provide an on-line lottery and sports betting system in Ho Chi Minh City and the Southern Provinces of Vietnam. Completion of such an acquisition would result in the stockholders of EMSI initially owning more than seventy percent of the outstanding common stock of the Company. Authorization for the Company to pursue the transaction and purchase the stock of EMSI was received at a Special Meeting of Stockholders held on September 26, 2001. To date, the preconditions of the transaction have not yet been satisfied and the purchase has not yet been consummated. As of March 31, 2002, the Company has loaned to EMSI a total of $722,000 to fund the acquisition of the management contract described above and for other pre-operating expenses. If the purchase of EMSI is not consummated, the Company anticipates that it will be repaid on its loans through the receipt of cash, other assets or equity in EMSI or an alternative purchaser of EMSI. Since EMSI currently has no operations or working capital, there can however be no assurance that the Company will be repaid on its loans.

         Since March 1999 the Suriname casino, owned by Suriname Leisure Company A.V.V. ("SLC"), an Aruba joint venture entity 50% owned by the Company, has been operating in permanent quarters in the hotel where previously SLC maintained temporary facilities for its casino operation. The Company's 100% owned Delaware subsidiary, Dorsett Hotel & Resorts, Inc. ("Dorsett") manages the casino.

         The Sakhalin Project is currently in development and requires the Company to obtain substantial financing to progress further. Despite numerous discussions and several agreements the Company has not yet been able to obtain the necessary financing. The Company is continuing to seek financing. The Sakhalin Project involves plans to develop a $85 million dollar 450- room hotel/casino complex on a ten-acre site in the center of the City of Yuzhno-Sakhalinsk with further development proposed on the balance of the site. The related casino as planned would initially have 350 tables and 1100 slot machines.

         The Company has entered into a nonbinding letter of intent to acquire certain assets of Applied Gaming Solutions of Canada Inc. ("AGS"), for cash and shares of the Company. AGS operates an on-line lottery in Hanoi, Vietnam, and the acquisition of such assets is intended to provide a strategic advantage for the Company in marketing the on-line system to be developed by EMSI. It is presently contemplated that the purchase of AGS assets will only take place upon the completion of the EMSI acquisition.

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

         Net income (loss) per share of common stock is based on the weighted average number of common shares outstanding during each period. Diluted income
(loss) per share of common stock is computed on the basis of the weighted average number of common shares and diluted securities outstanding. Dilutive securities having an anti-dilutive effect are excluded from the calculation.

         On October 1, 2001, the Company effected a twenty into one reverse split of all of its outstanding shares of Common Stock, par value $.001 per share. All current and prior period financial statements have been adjusted to reflect the reverse stock split.

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

         In June 2000, SLC provided for income taxes payable to the Government based on a tax rate of 50% of the net taxable income since inception based on the Suriname Hazard Games Act of 1962. The Company made no provisions for income tax or duties prior to this date based on opinions from Counsel regarding the tax concessions that they believe should have been granted.

         The Ministry of Finance is trying to impose a value added tax ("VAT") on slot machines. According to the Company's legal counsel, they have not completed their study and deliberations prior to reporting to parliament on the issue. At this time the Company cannot quantify the amount payable, if any, for VAT on slot machines.

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

MARITIME SERVICES CORPORATION ("MSC")

         In September 2000, MSC brought an action in the United States District Court of Oregon seeking damages in the amount of $200,250 plus interest. MSC claimed that the Company issued shares of its Common Stock in 1998 having a value of $200,250 as partial payment for construction work performed and that the Company was obligated to buy the shares back for the same value. In March 2002, the Company and MSC entered into a settlement agreement whereby the Company agreed to pay MSC $30,000 and to buy back 4,450 shares of the Company's common stock held by MSC for the amount of $9,345.

LONG-TERM NOTE PAYABLE

         Parbhoe, the Company's joint venture partner in SLC, has made a demand on SLC for the repayment in full of the remaining balance of the $600,000 loan it made to LWSI on September 3, 1998. This is being vigorously defended in the Suriname Courts on the basis that, among other defenses, based on the loan's terms, the loan is not repayable on demand but on a pro-rata basis along with loans that are outstanding to LWSI and additionally, the loan is owed by LWSI and not SLC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis of significant factors affecting the Company's operating results and liquidity and capital resources should be read in conjunction with the accompanying financial statement and related notes.

RESULTS OF OPERATIONS

                 Comparison of Three Months Ended March 31, 2002
                      to Three Months Ended March 31, 2001

         Net Income (Loss) from operations. The Company incurred a loss from operations of $147,054, or $0.16 per share, for the three months ended March 31, 2001, as compared to net income of $182,940, or $0.21 per share, for the three months ended March 31, 2002. The better results during the current period were primarily due to the increase in revenue and profits generated by the Suriname casino.

         Revenues. During the three months ended March 31, 2001, the Company had revenues of $1,509,269 generated from its Suriname casino operations. For the three months ended March 31, 2002, the Company recorded revenues of $1,988,830 generated by the Suriname casino. The 32% increase in revenues during the current period resulted from both slightly improved economic conditions in Suriname coupled with new marketing programs initiated by the Company designed to increase activity and wagering at the casino.

         Marketing, General and Administrative Expenses. Marketing, General and administrative expenses were $1,373,563 for the three months ended March 31, 2001 consisting primarily of $922,191 related to operating expenses of the Suriname casino and $451,372 for general corporate overhead. Marketing, General and administrative expenses were $1,292,463 for the three months ended March 31, 2002 consisting primarily of $943,047 related to operating expenses of the Suriname casino and $349,416 for general corporate overhead. The current period's Suriname casino operating expenses were held in line with the prior year's expenses and increased by only $20,856 or 2%. The $101,956 or 23% decrease in the general corporate overhead during the current period is primarily attributable to reductions in expenses including consulting, insurance, and legal and professional.

         Net Interest Expense. For the three months ended March 31, 2001, interest expense was $43,719 compared to interest income of $17,405 for the three months ended March 31, 2002. Both years' amounts were related to interest on loans made to SLC by the Company's Suriname joint venture partner. Interest income during the current period resulted from an adjustment made based on a recalculation of interest due the Company's Suriname joint venture partner on loans it made during 1998 and 1999 for the completion of the Suriname casino construction.

         Minority Interest. The Company has management control of the Suriname casino joint venture company in which it owns a 50% equity interest. As such, the casino's operations are consolidated with those of the Company and a minority interest is recorded for the 50% interest held by the Company's joint venture partner. During the three months ended March 31, 2001, the joint venture company generated net after tax income of $224,762 after deduction for management fees and interest expenses earned by the Company and eliminated in consolidation. As a result, a minority interest equal to 50% of such amount or $112,381 was recorded by the Company. For the three months ended March 31, 2002, the joint venture company generated net income of $536,000 after deduction for management fees and interest expenses earned by the Company and the Company recorded a minority interest equal to 50% of such amount, or $268,000.

         Foreign Income Taxes. During the three months ended March 31, 2001, SLC accrued for income taxes of $126,660 payable to the Suriname Government based on a tax rate of 50% of the net taxable income pursuant to the Suriname Hazard Games Act of 1962. During the three months ended March 31, 2002, SLC accrued for income taxes of $262,832 payable to the Suriname Government. The increased tax in the current year is primarily attributable to the higher revenues experienced by the Suriname casino resulting in increased taxable income.

                 Comparison of Nine Months Ended March 31, 2002
                       to Nine Months Ended March 31, 2001

         Income (Loss) from operations. The Company incurred a loss from operations of $394,360, or $0.46 per share, for the nine months ended March 31, 2001, as compared to net income of $84,914, or $0.10 per share, for the nine months ended March 31, 2002. The decrease in loss and generation of net income during the current period was primarily due to the increase in revenue and profits generated by the Suriname casino.

         Revenues. For the nine months ended March 31, 2001, the Company had revenues of $4,212,316 from the operations of the Suriname casino compared with $5,337,275 for the nine months ended March 31, 2002. The 27% increase in revenues during the current period resulted from both slightly improved economic conditions in Suriname coupled with new marketing programs initiated by the Company designed to increase activity and wagering at the casino.

         Marketing, General and Administrative Expenses. Marketing, General and administrative expenses were $3,987,460 for the nine months ended March 31, 2001 consisting primarily of $2,799,147 related to operating expenses of the Suriname casino and $1,188,313 for general corporate overhead. For the nine months ended March 31, 2002, marketing, general and administrative expenses were $3,819,710 consisting primarily of $2,698,421 related to operating expenses of the Suriname casino and $1,121,289 for general corporate overhead. The current period's Suriname casino operating expenses decreased by $100,726 or 4% as a result of cost cutting measures implemented by management in an effort to increase profitability. These cost reductions were partially offset by certain increased expenses incurred as a result of the casino's increased activity. General corporate overhead was held in line with the prior year's period with a slight 6% decrease primarily attributable to reductions in certain expenses including consulting, insurance, and legal and professional.

         Net Interest Expense. For the nine months ended March 31, 2001, interest expense was $157,740 compared to $79,651 for the nine months ended March 31, 2002. The decrease during the current period was primarily attributable to the reduction in the balance remaining on loans made by the Company's Suriname joint venture partner during 1998 and 1999 for the completion of the Suriname casino construction.

         Minority Interest. The Company has management control of the Suriname casino joint venture company in which it owns a 50% equity interest. As such, the casino's operations are consolidated with those of the Company and a minority interest is recorded for the 50% interest held by the Company's joint venture partner. During the nine months ended March 31, 2001, the joint venture company generated net after tax income of $490,184 after deduction for management fees and interest expenses earned by the Company and eliminated in consolidation. As a result, a minority interest equal to 50% of such amount or $245,092 was recorded by the Company. For the nine months ended March 31, 2002, the joint venture company generated net income of $1,159,714 after deduction for management fees and interest expenses earned by the Company and the Company recorded a minority interest equal to 50% of such amount, or $579,857.

         Foreign Income Taxes. During the nine months ended March 31, 2001, SLC accrued for income taxes of $216,384 payable to the Suriname Government based on a tax rate of 50% of the net taxable income pursuant to the Suriname Hazard Games Act of 1962. During the nine months ended March 31, 2002, SLC accrued for income taxes of $773,143 payable to the Suriname Government. The increased tax in the current year's period is attributable to the higher revenues experienced by the Suriname casino during the current period coupled with an adjusted method for computing taxable income as provided by the Suriname tax authority both resulting in an increased taxable income.

LIQUIDITY AND CAPITAL RESOURCES

         Since August 1999, LWSI's almost sole recurring source of cash, exclusive of loans and securities sales, was the cash payments from SLC which is the joint venture entity that owns the Suriname casino. Parbhoe owns the hotel where the casino has its leased premises, and is the Company's 50% joint venturer in SLC. Dorsett, the Company's 100% owned Delaware subsidiary, manages SLC and the casino. Cash payments from SLC to LWSI, Parbhoe or their affiliates are made by SLC, under the management control of Dorsett, according to a cash allocation priority established under the Suriname Casino Agreement. That priority is roughly described below. From the monthly cash profits generated by the casino, payments were initially made for certain construction loans from Parbhoe and for the balance of costs of the casino construction, all of which, were fully paid by August 1999. After August 1999 payments of net cash flow were made to Dorsett for the accrued management fees owed, and thereafter for interest and some principal on the Company's loans net of amounts which the Company directed SLC to pay to Parbhoe on account of loans which Parbhoe had made to the Company. After all such total loans are repaid, cash is to be distributed according to the 50% - 50% ownership interests of the joint venturers. There have been no such distributions and none are expected until the substantial amounts of loans due to the joint venturers are repaid. Loans to SLC (and interest thereon) from the Company at March 31, 2002 were approximately $924,000, and the Company owed to Parbhoe approximately $516,000. Since January 2000 about 15% of the distributable cash flow of the casino has been paid to Parbhoe (as directed on behalf of the Company) or set aside for payment, and 85% to the Company and Dorsett. The Company believes that payments were and are in accordance with the Suriname Casino Agreement, Parbhoe loan agreement and applicable law.

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

         In June 2000 the Suriname government asserted that an exemption from its 50% tax on local corporate income provided for by the Investment Tax Act did not apply to casino income. As a consequence it assessed what the Company believed were arbitrarily determined amounts of tax. In June 2000 the Company paid an initial assessment of $200,000 against past tax and penalties for calendar years ended 1998 and 1999 and subsequently paid an additional $110,000 as tax for calendar year 2000. In April 2001, SLC together with its Suriname accountants submitted tax reports to the Suriname government for the calendar years ended 1998, 1999 and 2000. The aggregate amount of tax expense calculated was approximately $375,000 payable for periods from inception through December 31, 2000. In December 2001, the government made a determination that the aggregate tax expense for the three calendar years of 1998, 1999 and 2000 would be $715,000. As of March 31, 2002, all amounts assessed by the government for the aforementioned calendar years have been paid.

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

         In the period May 1, 2001 through July 31, 2001, the Company received advances of approximately $480,000 from certain persons who agreed to purchase common stock of the Company. Such funds were used to make advances to EMSI. The acquisition of EMSI described above, and the implementation of the on-line lottery and sports betting system, will require significant funding by the Company which is not currently available. The Company is actively seeking investors to purchase common stock or other securities of the Company in order to provide the funds for these projects. In March 2002, $450,000 of the above mentioned advances were converted to the purchase of 225,000 shares of the Company's common stock.

         On March 31, 2002, the Company had $1,452,655 in cash or cash equivalents on hand. The Company believes that the distribution of profits from the Suriname casino will provide adequate cash flow to maintain the Company's current operations for the next 12 months.

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

                           PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         The following information is furnished pursuant to Item 701(a)-(c) of Regulation S-K in connection with unregistered securities sold or issued by the
Company:

         In March 2002, the Company sold 225,000 shares of its Common Stock in a private transaction to five purchasers at a price of $2.00 per share. The proceeds were used for loans and other costs associated with the EMSI transaction.

         In March 2002, the Company issued 50,000 shares of it's Common Stock to Australasian Capital Holdings Pty Limited ("ACH") for acting as placement agent on the aforementioned sale of 225,000 shares of the Company's Common Stock in a private transaction.

         In March 2002, the Company issued 100,000 shares of its Common Stock to ACH as compensation for ACH's consulting services to the Company relating to the EMSI and the Vietnam lottery project. These services included but were not limited to coordinating the preparation of a feasibility study by a qualified lottery expert, preparation of an investment document/business plan, coordinating due diligence efforts and arranging and participating in meetings with numerous potential financial partners. The services were valued at $120,000.

         In March 2002, the Company issued 10,000 shares of its Common Stock to Michael Davis for consulting services provided to the Company. The services were valued at $12,000.

These transactions were exempt from registration under the Securities Act of 1933, as amended, by reason of Section 4(2).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company held no material market risk sensitive financial instruments or interest therein, and held none at March 31, 2002. The Company's loans, payables, or receivables to or from others (including loans, payables or receivables to or from its subsidiaries or joint ventures) and the interest thereon, are all expressed as dollar obligations and payable in dollars.

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

                                   CCA COMPANIES INCORPORATED

Dated: May 14, 2002                By: /s/ Dallas Dempster
                                       ----------------------------------------
                                           Dallas Dempster
                                           Chief Executive Officer and President

                                   By: /s/ Miles R. Greenberg
                                       -----------------------------------------
                                           Miles R. Greenberg
                                           Chief Financial Officer