Form 10KSB
period 2002-06-30
LOTTERY & WAGERING SOLUTIONS INC
filed 2002-10-15
CIK 1026671

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     For the Fiscal Year Ended June 30, 2002

                           COMMISSION FILE NO. 0-22191

                        LOTTERY & WAGERING SOLUTIONS INC.
                 (Name of Small Business Issuer in its Charter)

                           Delaware IRS NO. 65-0675901
              (State of Incorporation)(IRS Employer Identification)

           8201 PETERS ROAD, SUITE 1000, FT. LAUDERDALE, FLORIDA 33324
                    (Address of principal executive offices)

                                 (954) 916-2610
                (Company's telephone number, including area code)

                                 ---------------

       Securities registered under Section 12(b) of the Exchange Act: None
      Securities registered pursuant to Section 12(g) of the Act: Title of each Class: Common Stock, $0.001 par value

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

         The small business issuer's revenues for its most recent fiscal year are $7,113,988.

         The aggregate market value of the issuer's common stock held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices, as of September 30, 2002 was $445,587.

        The number of shares of the issuer's common stock outstanding at September 30, 2002 was 1,273,109.

Transitional Small Business Disclosure Format.   Yes __ No X

                                TABLE OF CONTENTS

                                     PART I

                                                                            Page

Item 1.         Business

                Company Overview                                               3

                Casino Operations                                              5

                Sakhalin Project                                               6

                Lottery & Gaming System Investment                             8

                Employees                                                      9

Item 2.         Properties                                                     9

Item 3.         Legal Proceedings                                              9

Item 4.         Submission of Matters to a Vote of Securities Holders          9

                                     PART II

Item 5.         Market for Common Equity and Related Stockholder Matters      10

Item 6.         Management's Discussion and Analysis or
                Plan of Operations                                            11

                Results of Operations                                         13

                Liquidity and Capital Resources                               14

Item 7.         Financial Statements                                          18

Item 8.         Changes in and Disagreements with Accountants On
                Accounting and Financial Disclosure                           18

                                    PART III

Item 9.         Directors, Executive Officers, Promoters and
                Control Persons of the Registrant; Compliance with Section
                16(a) of the Exchange Act                                     18


Item 10.        Executive Compensation                                        21

                Summary Compensation Table                                    22

                Option Grants for the Twelve Months Ended June 30, 2002       22

Item 11.        Security Ownership of Certain Beneficial Owners and
                Management and Related Stockholder Matters                    24

Item 12.        Certain Relationships and Related Transactions                26

Item 13.        Exhibits and Reports on Form 8-K                              27

                Signatures                                                    30

Item 14.        Controls and Procedures
                Certifications

         This Annual Report on Form 10-KSB contains "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this document regarding the Company's strategies, plans, objectives, expectations, and future operating results are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable at this time, it can give no assurance that such expectations will prove to have been correct. Actual results could differ materially based upon a number of factors including but not limited to, the Company's working capital deficit and accumulated deficit; significant capital requirements; need for additional financing; risks associated with geographic expansion and new lines of business; risks inherent in international businesses; risks relating to the Sakhalin Project; risks relating to the possible development of the Vietnamese lottery; possible change in control; political and economic factors; risks of foreign legal systems; business infrastructure issues; potential conflicts with other stockholders in the Company's projects; restrictions and controls on foreign investments and acquisitions of majority interests; government regulation; construction risks; nature of the gaming industry; dependence on successful gaming operations; collectability of casino and lottery receivables; effects of inflation and currency fluctuations; competition; reliance on advances and dividends from subsidiaries; dependence on personnel associated with developing the Vietnamese and the Sakhalin Projects; lack of key man insurance; volatility of prices of shares; potential adverse impact on market price of shares, shares eligible for future sale, and additional registered securities; potential adverse effect of future issuances of authorized preferred stock; potential adverse effect of Underwriter's Warrants and other Warrants; classified board of directors; limited public market and liquidity, and other risks detailed in the Company's Securities and Exchange Commission filings.

Item 1.  Business
                                COMPANY OVERVIEW

        Lottery & Wagering Solutions Inc. ("LWSI") was incorporated under the laws of the State of Delaware on March 6, 1996 as Conserver Corporation of America, changed its name on December 2, 1997 to CCA Companies Incorporated, and on October 1, 2001 changed its name again. The current active business of LWSI (with its subsidiaries, the "Company") is (i) operation of a gaming casino in Suriname 50% owned by the Company, and (ii) pursuing the development of a casino and hotel project in Sakhalin in the Russian Federation on an island north of Japan (the "Sakhalin Project"). In addition, in May 2001, the Company entered into a contract under which, subject to significant pre- acquisition conditions, the Company was to acquire all of the stock of Emerging Market Solutions, Inc., ("EMSI") the sole asset of which is a lottery gaming system contract (the "Lottery Gaming System Contract") which grants to EMSI the exclusive right to provide an on-line lottery and sports betting system in Ho Chi Minh City and the Southern Provinces of Vietnam. The proposed acquisition was approved by the stockholders of the Company on September 26, 2001, but was not consummated as various preconditions to a Closing were not met. The Company has entered into various agreements to restructure its investment in this project. See "Lottery and Gaming System Investment" herein.

         Since March 1999 the Suriname casino, owned by Suriname Leisure Company A.V.V. ("SLC"), an Aruba joint venture entity 50% owned by the Company, has been operating in permanent quarters in the hotel where previously SLC maintained temporary facilities for its casino operation. The Company's 100% owned Delaware subsidiary, Dorsett Hotel & Resorts, Inc. ("Dorsett") manages the casino.

         The Sakhalin Project is still in development and requires the Company to obtain substantial financing to progress further. Despite numerous discussions and several agreements the Company has not yet been able to obtain the necessary financing. The Company is continuing to seek financing. In the fiscal year ended June 30, 2000, the Company wrote down approximately $13,552,000 in capitalized expenditures and goodwill related to the Sakhalin Project, leaving approximately $2,100,000 of Sakhalin Project capitalized expenditures on the Company's accounts. The Sakhalin Project involves plans to develop a hotel/casino complex on a ten-acre site in the center of the City of Yuzhno- Sakhalinsk ("the City").

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

Recent Financial History

        During the years ended June 30, 2001, and June 30, 2002, the Company had revenues of approximately $5,489,000, and approximately $7,114,000 respectively, all from the Suriname casino operations.

         In August 1999, the Company began to receive cash payments from the Suriname joint venture entity. Prior to August 1999, all cash from operating profits of the casino had been used to first pay the remaining balance due on the casino construction contract and to repay a $750,000 loan previously made by the Company's joint venturer.

         Since August, 1999 the Company's primary recurring source of cash, exclusive of certain loans and securities sales described herein, was the cash payments from SLC which is the joint venture entity that owns the Suriname casino.

         On November 16, 1999 the Company's Common Stock was delisted from the Nasdaq SmallCap Market. The Company's Common Stock is now traded on the OTC Bulletin Board.

        On October 1, 2001, all of the shares of the common stock of the Company were consolidated by a twenty-into-one reverse split. Unless otherwise stated, information concerning outstanding shares of common stock and prices therefor for periods prior to October, 2001 have been adjusted to account for this share consolidation.

Casino Operations

         Dorsett (the Company's 100% owned subsidiary) and SLC (the Company's 50% owned joint venture entity) are currently operating a casino in Suriname. The Company anticipates eventually operating the casino in the Sakhalin Project, if and when that project is built and licensed, and is also seeking to operate or acquire interests in other casinos outside the U.S. The Company has approximately 279 employees engaged directly in casino operations.

         The Company's Suriname casino, part of a joint venture, occupies two leased floors totaling about 20,000 square feet in the Plaza Hotel, which is a downtown hotel in the capital city of Paramaribo. The Company began operations of its Suriname casino in October 1998 in temporary quarters. The permanent casino was completed and became operational in March 1999. The casino has 20 gaming tables, 151 slot machines and a 50 seat restaurant. There are other casinos in Paramaribo, the capital city, but only two compete with the Company for the same local gaming clientele.

         The Suriname casino was constructed by the Company pursuant to an agreement with Parbhoe Handelmij NV ("Parbhoe"), the local company that owned the casino license and which became the 50% owner of the joint venture entity, SLC. SLC entered into the Suriname Casino Management Agreement in April 1998 for the Company, through Dorsett, to operate the Casino for fifteen years at a base fee equal to 3% of gross revenues calculated on an annual basis and payable monthly, plus an incentive fee of ten percent of gross operating profits, payable monthly. SLC leased the casino premises from Parbhoe, the hotel owner, for fifteen years beginning February 1998 for $200,000 per year, subject to locally based escalation. The Company has been advised that the rent required by the lease exceeds the lawful rent permitted under the rent control laws of Suriname by approximately $13,500 per month. The Company is seeking a refund of rent paid and a limitation on future rent.

         Until October 1999, the Company also operated the Orfeum Casino in Budapest, Hungary.

         In August 1997, the Company had entered into a two-year Star Casino Consulting Agreement with Star Casinos Limited ("Star") as consultant, primarily to obtain the services of Mr. David Hartley who is an experienced casino consultant. Star is owned and controlled by Mr. Hartley. The active term of the agreement began in October 1997 and ended in December 1999. Pursuant to the agreement the Company agreed to pay Star $250,000 per year. Mr. Hartley did not receive a direct salary from the Company during that period. In October 1997, the Company had granted to Star three year plan options to purchase 5,000 shares of Common Stock at a price of $130.00 per share. (The exercise price was reduced to $30.00 per share in September 1998, then to $5.00 per share in December 1999, then to $2.00 per share on October 18, 2000. The reductions were part of several more general and simultaneous reductions in the exercise price of options held by directors, employees or consultants.) The options vested and became exercisable in 2 equal installments, on each succeeding October anniversary. The agreement imposed non-compete and non-solicitation restrictions on Star for two years after the term. Upon the expiration of the Star Casino Consulting Agreement in 1999 the Company issued Star 12,500 shares of Stock as payment of a $250,000 cash bonus which Star was entitled to receive under the terms of that agreement. The Company currently continues to engage Star on a month-to-month basis to maintain Mr. Hartley's services, for which the Company pays Star approximately $150,000 per year from January 2002. Mr. Hartley still does not receive a direct salary from the Company. On October 24, 2000, the Company issued 24,000 shares of Common Stock to Star as payment for $120,000 which Star was entitled to receive as of June 30, 2000 under the terms of the Star Casino Consulting Agreement. The market price of a share of the Company's Common Stock in June 2000 when the parties agreed to the issuance of such shares was $3.00.

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

         On December 12, 1997, the Company completed the acquisition of 100% of the shares of SGTI in exchange for 100,000 shares of the Company's common stock. In addition the Company acquired all rights and interests of Sovereign in exchange for 10,000 shares of common stock issued to the owners of Sovereign. Two then-former directors of the Company were granted options to purchase 15,000 and 10,000 shares of common stock at an exercise price equal to $122.00 per share in exchange for their services in connection with the acquisition of the Sakhalin project ("Sakhalin Options"). The Sakhalin Options subsequently expired without being exercised. The Company advanced $3 million to SGTI.

         Pursuant to the Sakhalin Agreement, SCC is to develop, subject to obtaining financing, a hotel/casino complex on a ten-acre site in the center of the City of Yuzhno-Sakhalinsk. The City will provide the land under a 101-year lease, at no annual cost. Dorsett will manage both the hotel resort and the casino for a management fee equal to 3% of turnover, as well as an incentive fee of 10% of gross profits.

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

         The Sakhalin Agreement provides that, upon request of the Company, Sovereign agrees to become project manager during the construction phase of the Sakhalin project, subject to an agreement on reasonable compensation for such services, which shall not exceed the lesser of 5% of the construction cost of the Sakhalin Project or $5,000,000. Subsequent to the Sakhalin Agreement, Mr. Dallas Dempster, then a paid consultant to Sovereign was recruited to be the President and CEO of LWSI. Accordingly it is the Company's current intent not to employ Sovereign to manage the construction phase of the Sakhalin Project directly.

        When the Company acquired the stock in SGTI, its 65% owned subsidiary SCC, and Sovereign Gaming and Leisure Ltd., a Cyprus company, already had a 1994 Construction Management Agreement (for Sovereign to manage the construction of the Sakhalin Project) and a 1994 Operation Management Agreement (for it to operate the Project). As part of the SGTI transaction, Sovereign assigned both agreements to the Company, along with Sovereign's other rights relating to the Project, and received 10,000 shares of the Company's Common Stock. The Common Stock was valued at $105.00 per share and thus the value attributed to the shares was $1,050,000. Consequently, the Company is currently the holder of the rights to manage the development and construction of the Sakhalin Project, and upon its completion, to operate and manage it. Under the 1994 Construction Management Agreement, SCC is to pay the Company a project management fee of 5% of the estimated cost of the Project for its general office expenses and management supervision, a significant portion of which fee may be paid to the entity that ultimately constructs the Sakhalin Project.

         The Sakhalin Project (other than its financing) has been managed by SCC in Sakhalin City, primarily by Mr. Valery Mozolevsky, who has had long-term employment with SCC and is experienced in the Project. If the Sakhalin Project substantially proceeds, SCC (and the Company) may have to substantially expand relevant management and staff, and obtain consultants and contractors for project design, construction and management. Mr. Dallas Dempster was, and still is, one of two Executive Directors of SCC and is the General Director. Mr. Valery Mozolevsky was, and still is, the other Executive Director.

         The casino and hotel project in Sakhalin requires the Company to get substantial financing to progress further. The Company has continued to explore various alternatives of financing, including discussions with numerous major Russian companies, foreign and domestic financial and investment firms and Asian contractors. To date, no definitive agreements have been reached.

        Lottery & Gaming System Investment.

     In May 2001, the Company entered into a contract (the "Purchase Contract") with six entities (the "Vendors") collectively, to purchase from them all the issued and outstanding common stock of EMSI (the "Stock in EMSI").EMSI has no operating or "going business", and never had one, but is a party to the "Lottery Gaming System Contract" between EMSI and Detetour, Corporation for Development of New Technology and Tourism ("Detetour"), now NEWTATCO, an entity owned by the sovereign Socialist Republic of Vietnam (the "State"). Detetour is an entity with extensive operations in technology and tourism, and is a major State instrumentality. The Lottery Gaming System Contract grants to EMSI the exclusive right and the obligation to supply Detetour with an on-line lottery and sports betting system, and to operate that system throughout a "Territory" that covers the capital city (Ho Chi Minh City) and the "Southern Provinces". No on-line lottery or sports betting operations have previously been conducted under State authority within that Territory. Applied Gaming Systems of Canada, Inc. ("AGS"), a separate corporation organized under the laws of Alberta, Canada, holds a contract with Detetour to manage certain aspects of the existing "on- line" lottery operations in Hanoi City.

     The Purchase Contract made the Vendors' obligation to sell (and the Company's obligation to purchase) the Stock in EMSI conditional on significant preconditions, including listing the Company's common stock on a reputable "exchange", and funding EMSI with $3,000,000. The Company has not yet been able to fulfill those conditions, and although the period within which to do so has been extended until December 31, 2002, the Company has recently entered into an agreement with AGS and the Vendors under which the Company has agreed to consent to the purchase of EMSI by AGS. Under this agreement, (the "Exchange Agreement"), AGS is to acquire EMSI and to become the sole operational entity engaged in the operations of an online lottery system in Vietnam. The Company would become an investor in AGS, (the stock of which is traded on the Canadian Venture Exchange) by converting the amount it has advanced to EMSI (the "Advances") which now totals approximately $1,500,000 into shares of common stock of AGS. Under the Exchange Agreement,upon the acquisition of EMSI by AGS, the Company will release EMSI from its obligations to repay the Advances heretofore made to or on behalf of EMSI by the Company and AGS would issue to the Company shares of its common stock at a rate of one share for each C$.30 of Advances so released, provided the then average quoted bid and asked price per AGS share is not less than C$.30. It is anticipated that upon completion of such conversion the stockholders of the Company will indirectly hold approximately the same percentage equity in the total lottery operation in Vietnam as they would have held in EMSI under the EMSI Purchase Contract.

         Consummation of the Exchange Agreement is subject to the fulfillment of various conditions, including the restructuring, prior to December 31, 2002, by AGS of its capital stock and of its debt obligations with its creditors, the obtaining of necessary regulatory and other approvals, and AGS demonstrating to the reasonable satisfaction of the Company, its financial ability to continue its operations and to provide financial support to EMSI. If the Exchange Agreement is not consummated, the Company has agreed to defer recovery of its advances from EMSI until December 31, 2004, and AGS has agreed to be jointly and severally liable with EMSI for the payment and performance of the obligations of EMSI. On July 25, 2002, the shareholders of AGS, in a special meeting, approved a resolution to restructure AGS, which among other things, included the acquisition of EMSI, share consolidation with a ten to one reverse split, restructure of its debt obligations with its creditors, the assumption of the Advances and the issuance of shares of AGS's common stock for the Advances assumed. There is no assurance that the Exchange Agreement will be consummated. Therefore, during the year ended June 30, 2002, approximately $840,000 of the advances was charged to operations as a reserve for the impairment of amounts advanced and approximately $268,000 of the advances were expensed as operating costs in the consolidated statement of operations.


Employees

         As of June 30, 2002 the Company had 281 employees, including its 2 executive officers.


Item 2.  Properties

         The Company maintains its principal executive offices at 8201 Peters Road, Suite 1000, Ft. Lauderdale, Florida 33324. This office space encompasses one executive suite , and is subject to a 1-year lease, at a monthly rental of approximately $1,100.

        The Company's Sakhalin Project is managed from a 450 square foot leased office in Sakhalin City pursuant to one-year renewable leases. The monthly rental for the office is approximately $1,100.

         See "Casino Operations" above for a description of the Company's leased premises in Suriname.

         The Company believes its existing facilities are adequate to meet current needs.

Item 3.  Legal Proceedings

         SLC is engaged in legal proceedings in Suriname in which it seeks to recover approximately $315,000 in rental payments which were made to Parbhoe, its Landlord. According to a decision of the district commissioner such payments were in excess of the maximum rentals permitted by law. The landlord has counterclaimed in the proceeding seeking dissolution of the lease and alleging it is due payment of back rent in the amount of $484,000. After consultation with its Suriname attorneys, management of the Company is of the opinion that such counterclaim will not be sustained.

         Parbhoe has made a demand on SLC for the repayment in full of a $600,000 loan it made to LWSI on September 3, 1998, and it has refused to accept any interim payments on the loan. SLC has set aside the payments required to be made based on the terms of the loan. This matter is being rigorously defended in the Suriname Courts on the basis that, among other defenses, the loan is not repayable on demand but on a pro- rata basis along with existing and new loans that are outstanding to LWSI, and additionally, that the loan is owed by LWSI and not SLC. Suriname Counsel has advised the Company that this claim was "denied" to Parbhoe.

Item 4. Submission of Matters to a Vote of Securties Holders

        No matters were submitted to a vote of securtity holders by the Company during the fourth quarter of the last fiscal year.

                                                 PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

         Price Range of Common Stock. The Company's Common Stock is traded on the OTC Bulletin Board or Pink Sheets of the National
Quotation Service.

         The following sets forth, for the quarterly periods indicated, high and low per share closing price information for the Common Stock as reported on the OTC Bulletin Board, or pink sheets:

For the Quarterly Periods Beginning July 1, 2000 and ending June 30,
2002

                                                       High         Low
      July 1-Sept. 30, 2000.........................  $15.00       $1.20
      Oct. 1-Dec. 31, 2000..........................    1.20         .20
      Jan. 1-March 31, 2001.........................    2.60         .80
      April 1-June 30, 2001.........................    3.40         .40
      July 1-Sept. 30, 2001.........................    4.20        2.00
      Oct. 1-Dec. 31, 2001..........................    4.20        2.05
      Jan. 1, 2002-March 31, 2002...................    2.25        1.40
      April 1-June 30, 2002.........................    1.50         .75

         (The above prices reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions).

         Approximate Number of Security Holders. As of August 31, 2002 the Company had approximately 500 registered holders of record of its Common Stock.

         Dividend Information. The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds and profits, if any, in the development of the Company's business.

         Sales of Unregistered Securities. Information required by Item 701 of Regulation S-K (as to unregistered equity securities sold during fiscal 2002), was previously reported in the Company's Quarterly Reports on Form 10-Q for the quarterly periods ended September 30, 2001, December 31, 2001 and March 31, 2002.

Equity Compensation Plan Information.

         The following table indicates certain information with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance:

                                   Equity Compensation Plan Information
--------------------------------------------------------------------------------------------------------
                            Number of                   Weighted-                  Number of
                            Securities to be            average                    securities
                            issued upon                 exercise price             remaining
                            exercise of                 of outstanding             available for
                            outstanding                 options,                   future issuance
                            options,                    warrants and               under equity
                            warrants and                rights                     compensation
                            rights                                                 plans (excluding
                                                                                   securities
                                                                                   reflected in
                                                                                   column (a)
--------------------------------------------------------------------------------------------------------
                                     (a)                         (b)                        (c)
--------------------------------------------------------------------------------------------------------
Equity
compensation
plans approved                       142,125                     $5.56                      2,857,875
by security
holders
--------------------------------------------------------------------------------------------------------
Equity
compensation
plans not                            235,416                     $11.97                     _____
approved by
security holders
--------------------------------------------------------------------------------------------------------
Total                                377,541                      $9.55                     2,857,875
--------------------------------------------------------------------------------------------------------

Item 6.  Management's Discussion and Analysis or Plan of Operation

RESULTS OF OPERATIONS FOR THE YEAR ENDED JUNE 30, 2002 AS COMPARED WITH THE YEAR ENDED JUNE 30, 2001

         Net Loss. The Company generated a net loss of $604,511 or $.61 per share for the year ended June 30, 2002 as compared to a loss of $519,665 or $.60 per share during the year ended June 30, 2001.The loss during the current period was primarily due to the asset write-down of $840,329 related to the Vietnam project as described below.

         Revenues. During the year ended June 30, 2002, the Company generated revenues of $7,113,988 attributable to its casino operations in Suriname. For the year ended June 30, 2001, the Company generated revenues of $5,489,191 from its Suriname casino. The 30% increase in revenues during the current period resulted from both slightly improved economic conditions in Suriname coupled with new marketing programs initiated by the Company designed to increase activity and wagering at the casino.

         Marketing and Promotion. During the years ended June 30, 2002 and 2001, marketing and promotional expenses were held in line, and the Company incurred $322,064 and $332,730 in such expenses, respectively, in connection with its casino operations.

         General and Administrative Expenses. General and administrative expenses were $4,862,268 for the year ended June 30, 2002 as compared to $4,884,614 for the year ended June 30, 2001. Included in the current year's expenses were $3,399,762 of operating expenses associated with the Company's Suriname casino and $1,462,506 for general corporate overhead including salaries, consulting, professional fees and travel. Included in the prior year's expenses were $3,365,594 of operating expenses associated with the Company's Suriname casino and $1,519,020 for general corporate overhead. Despite the 30% increase in casino revenues, both general corporate overhead expenses and casino operating expenses during the current year were held in line with prior year expenses.

         Compensation Charges. For the year ended June 30, 2001, non-cash compensation charges were $13,000 related to the reduction in exercise prices of certain stock options and warrants previously issued to non- employee directors.

         Interest Expense. For the year ended June 30, 2002, interest expense amounted to $94,520 compared to $198,330 for the year ended June 30, 2001. The current year's expense is primarily attributable to interest on loans made to the Suriname casino joint venture by the Company's joint venture partner. The prior year's expense included approximately $164,000 attributable to interest on loans made to the Suriname casino joint venture by the Company's joint venture partner and $34,000 of interest on loans made to the Company for general working capital purposes.

         Write-down of Assets. During the year ended June 30, 2001, the Company had no write-offs. As required by SFAS No. 144 regarding evaluation of assets for financial impairment, the Company has charged to operations during fiscal 2002, $840,329 of the amounts capitalized in connection with the Vietnam project because of the uncertainty of consummation of the Exchange Agreement, and because of the uncertainty of the Company being able to recover its investment whether or not the Exchange Agreement is consummated.

         Minority Interest. The Company's Suriname casino joint venture began operations during the 1999 fiscal year. The Company controls the management of the joint venture company and has a 50% equity interest. The casino's operations are consolidated with those of the Company and a minority interest has been recorded for the current and prior fiscal year of $880,133 and $312,947, respectively, representing 50% of the net income generated by the casino.

         Income taxes. The corporate income tax assessed on Suriname casino operations has historically approximated 30% of the casino's net income. The Company recorded foreign income taxes in the amount of $756,306 related to the Suriname casino for the year ended June 30, 2002 and $269,097 for the year ended June 30, 2001.

RESULTS OF OPERATIONS FOR THE YEAR ENDED JUNE 30, 2001 AS COMPARED WITH THE YEAR ENDED JUNE 30, 2000.

         Loss from Continued Operations. The Company incurred a loss from its continuing operations of $519,665 or $.60 per share during the year ended June 30, 2001 as compared to a loss of $15,187,187 or $20.20 per share for the year ended June 30, 2000. The significantly larger loss during the prior year resulted primarily from the write-off of assets totaling $13,857,000 including goodwill and construction in progress of approximately $13,552,000 related to the Sakhalin project.

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

Liquidity and Capital Resources.

         On November 16, 1999 the Company's Common Stock was delisted from the Nasdaq SmallCap Market. The Company's Common Stock is now traded on the OTC Bulletin Board.

         On January 18, 2000, Mr. James V. Stanton, Vice-Chairman of the Company, provided a $300,000 loan to the Company with interest at the bank prime rate. The loan was due in full on December 31, 2000. As part of the consideration for providing the loan Mr. Stanton was granted warrants to purchase 25,000 shares of the Company's Common Stock at an exercise price of $5.00 per share which was later reduced to $2.00 per share on October 18, 2000. The loan maturity was extended and the balance was paid in full as of January 2002.

         On March 1, 2000, Galileo Capital LLC ("Galileo") provided a $150,000 convertible loan to the Company with interest at 10% per annum. The loan was due on October 31, 2000. As part of the consideration for providing the loan Galileo was granted warrants to purchase 7,500 shares of the Company's Common Stock at an exercise price of $5.00 per share. Further, the loan was convertible into shares of the Company's Common Stock, at $5.00 per share at any time during the term of the loan. In February, 2001 the loan and interest was paid in full.

         In January 2001 a private investor purchased 66,667 shares of Common Stock at $1.50 per share. The proceeds were used for general working capital.

         In the period May 1, 2001 through July 31, 2001, the Company received advances of approximately $480,000 from certain persons who subscribed to purchase common stock of the Company. Such funds were used to make advances to EMSI. In March 2002, $450,000 of such advances were converted to shares at a price of $2.00 per share, and $30,000 of such advances was repaid in September 2002. The Company issued 50,000 shares of its common stock to Australasian Capital Holdings Pty Limited ("ACH") and its nominees, and paid it $50,000 for its services in connection with this private placement. The Company also issued 100,000 shares of common stock to ACH during 2002 to compensate it for consulting services in connection with the EMSI and Vietnamese lottery projects.

         Since August 1999, the Company's almost sole recurring source of cash, exclusive of the loans and securities sales described above, was the cash payments from SLC which is the joint venture entity that owns the Suriname casino. Parbhoe owns the hotel where the casino has its leased premises, and is the Company's 50% joint venturer in SLC. Dorsett, the Company's 100% owned Delaware subsidiary, manages SLC and the casino. Cash payments from SLC to CCA, Parbhoe or their affiliates are made by SLC, under the management control of Dorsett, according to a cash allocation priority established under the Suriname Casino Agreement. That priority is roughly described below. From the monthly cash profits generated by the casino, payments were initially made for certain construction loans from Parbhoe and for the balance of costs of the casino construction, all of which, were fully paid by August 1999. After August 1999 payments of net cash flow were made to Dorsett for the accrued management fees owed, and thereafter for interest and some principal on the Company's loans net of amounts which the Company directed SLC to pay to Parbhoe on account of loans which Parbhoe had made to the Company. After all such total loans are repaid, cash is to be distributed according to the 50%- 50% ownership interests of the joint venturers. There have been no such distributions and none are expected until the loans due to the joint venturers are repaid. Loans to SLC (and interest thereon) from the Company at June 30, 2002 were approximately $1,061,000, and the Company owed to Parbhoe approximately $516,000. Since January 2000 about 15% of the distributable cash flow of the casino has been paid to Parbhoe (as directed on behalf of the Company) or set aside for payment, and 85% to the Company and Dorsett. The Company believes that payments were and are in accordance with the Suriname Casino Agreement, Parbhoe loan agreement and applicable law.

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

         As of June 30, 2002, the Company had advanced $866,000 to EMSI to develop the Lottery Gaming System Contract and to support its operations and those of AGS in Vietnam and had incured costs and expenses related to the Vietnam project of an additional $492,000, all in anticipation of the acquisition of EMSI by the Company. Such advances were funded by the sale of $450,000 of common stock to certain private investors, and the balance was provided from operating funds available to the Company. The Company has continued to make advances of approximately $35,000 per month, but anticipates that advances to EMSI will be discontinued not later than December 31, 2002.

         On June 30, 2002 the Company had approximately $1,965,000 in cash or cash equivalents on hand. The Company believes that the distribution of profits from the Suriname casino will provide adequate cash flow to maintain the Company's current operations for the next 12 months.

Recent Accounting Standards and Pronouncements


         In June 2001, the FASB issued SFAS No. 141, SFAS No. 142 and SFAS No. 143. SFAS No. 141, "Business Combinations" is effective for all business combinations initiated after June 30, 2001 and addresses the financial accounting and reporting for business combinations. SFAS 141 supersedes APB Opinion No. 16, Business Combinations, and FASB Statement No. 38 Accounting for Reacquisition Contingencies of Purchased Enterprises. The Company's financial reporting or presentation is not materially affected by the adoption of SFAS 141.

         SFAS No 142, "Goodwill and Other Intangible Assets" addresses the financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. SFAS No. 142 was required to be applied for fiscal years beginning after December 15, 2001.


         SFAS No. 143, "Accounting for Asset Retirement Obligations" addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 was effective for financial statements issued for fiscal years beginning after June 15, 2002.

         The Company's financial reporting and presentation is not expected to be materially affected by the adoption of SFAS No. 142 and 143.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." The statement retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. The Company implemented SFAS No. 144 on January 1, 2002. Management does not expect this statement to have a material impact on Company's consolidated financial position or results of operations.

Item 7.  Financial Statements

         See pages F-1 through F-39 contained herein as part of this Form 10-KSB annual report.

Item 8.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure

         N/A

                                    PART III

Item 9.  Directors and Executive Officers, Promoters and Control
         Persons of the Registrant; Compliance with Section 16(a) of the Exchange Act

         The Board of Directors is divided into three classes. The terms of each class expire successively over a three-year period. At each annual meeting of stockholders, successors to directors whose terms expire at that meeting are to be elected for three-year terms. The directors and officers of the Company on June 30, 2002 are as follows:

     Name                      Age            Position and Office Held

Dallas Dempster            60(1)....... President, Chief Executive Officer and
                                        Director
James V. Stanton           70(1)(2).....Vice Chairman of the Board of Directors
Miles R. Greenberg         45...........Chief Financial Officer, Secretary and
                                        Director

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

Class B Directors

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

         MILES R. GREENBERG was appointed Vice President and Chief Financial Officer upon joining the Company in September 1996 and appointed Senior Vice President on January 18, 1997. He was elected a director in September, 2001 by the Board of Directors to fill a vacancy on the Board at that time. From 1994 until joining the Company, Mr. Greenberg served as Vice President and Chief Financial Officer of F3 Software Corporation ("F3"), a developer and marketer of electronic forms composition and automation software. From 1992 until assuming his positions at F3, he served as Controller of BLOC Development Corporation
(former parent company of F3), a publicly held entity primarily engaged in the development, publishing and direct marketing of computer software and hardware products. From 1985 to 1992, Mr. Greenberg served as Vice
President and Chief Financial Officer of The Levenshon Companies, Inc.
and its affiliates, a diversified financial services company. Mr.
Greenberg is a Certified Public Accountant formerly with KPMG Peat
Marwick.

Classified Directorships

         The Company currently has authorized five directorships, two of which are currently vacant. In 1997, the Company amended its Certificate of Incorporation to provide for a classified Board of Directors. The Company's Board of Directors is divided into three classes. Class A has two directorships, of which one is held by Mr. Dempster and one of which is vacant and previously held by Mr. Haft. Mr. Dempster was elected a director in July 1998 by the Board of Directors, to replace a director who had resigned. Class B has two directorships, one of which is now held by Mr. Stanton and the other of which is held by Mr. Greenberg. Class C consists of one directorship, and that directorship is vacant. At each annual stockholder meeting commencing with the 1998 annual meeting, the successors to directors whose terms then expire are to be elected to serve from the time of election and qualification until the third annual meeting following election and until their successors have been duly elected and qualified but no directors have been nominated or elected at any subsequent annual meeting. Any additional directorships resulting from an increase in the number of directors are to be distributed among the three classes so that, as nearly as possible, such class will consist of an equal number of directors. All stockholders of the Company's Common Stock are entitled to vote in elections for the directors of each Class.


Section 16(a) Beneficial Ownership Reporting Compliance

         Under the provisions of Section 16(a) of the Exchange Act, the Company's officers, directors and 10% beneficial stockholders are required to file reports of their transactions in the Company's securities with the Commission. The Company believes that as of June 30, 2002, all of its executive officers were in compliance with all filing requirements applicable to them during the fiscal year ending June 30, 2002. The Company is unaware of the filing requirements, if any, applicable to Janese Investment Pty Ltd.

Item 10.  Executive Compensation

         The following table sets forth the compensation awarded to, paid to, or earned by Mr. Dempster, the Company's President, and Chief
Executive Officer and two others (all, "Named Executive Officers") during the period July 1, 1999 to June 30, 2002. No other executive officer of the Company serving as an executive officer on June 30, 2002, or since that date, received a total salary and bonus of $100,000 for the periods specified.


                                        SUMMARY COMPENSATION TABLE


                                                                     Long Term Compensation
                                           Annual Compensation                         Awards       Payouts           All Other
                                                                                                                      Compensation
                                                                                       ------       -------           ------------
Principal Position     Fiscal Year       Salary  Bonus    Other         Securities     Restricted   Securities         LTP
                                                          Annual        Underlying     Stock        Underlying         Awards
                                                          Compensation  Options (#)    Awards       Options/SAR's(3)

Dallas Dempster        July 1, 2001 to
President, Chief       June 30, 2002       $300,000
Executive Officer and  July 1, 2000 to                                                 50,000(1)(2)
Director               June 30, 2001       $300,000
                       July 1, 1999 to
                       June 30, 2000       $300,000                                    50,000(1)(2)

Miles R. Greenberg     July 1, 2001 to
Chief financial        June 30, 2002       $140,000
Officer and            July 1, 2000 to
Secretary              June 30, 2001       $140,000                                    25,000
                       July 1, 1999 to
                       June 30, 2000       $125,000                                     3,750(1)

David Hartley          July 1, 2001 to
President Casino       June 30, 2002       $200,000
Division(3)            July 1, 2000 to
                       June 30, 2001       $250,000
                       July 1, 1998 to
                       June 30, 2000       $210,000

         * Less than $100,000


         (1) Adjusted to reflect the twenty-into-one share consolidation in October, 2001. Reflects shares underlying options that were repriced in December 1999 (to $5.00 per share) and in October 2000 (to $2.00 per share).

         (2) Held in the name of Tilden Park Limited, for the benefit of Mr. Dempster's family.

         (3) Reflects amounts paid to Star Casinos Limited for the personal services of Mr. Hartley provided by such entity. Beginning January 1, 2002, Mr. Hartley resigned his post as President of the Casino Division, but continues to act as a consultant to the Company. Pursuant to an agreement made in June, 2000, Mr. Hartley received in October, 2000, 24,000 shares of common stock of the Company in lieu of $72,000 owed to him in salary for the fiscal year ended June 30, 2000.

         The Company has no defined benefit plan, actuarial plan, pension plan or long- term incentive plan.


OPTION GRANTS

         In September 1998 the Board of Directors: (i) reduced the exercise price of all Plan and non-Plan Options (and any warrants) previously granted any then officer, director, employee and certain consultants to the then market price of $30.00 (which was subsequently reduced to $5.00 per share in December
1999); and (ii) granted seven persons and entities new Plan and non-Plan options to purchase 75,000 shares at an exercise price of $30.00 per share (which was subsequently reduced to $5.00 per share in December 1999). On October 18, 2000 the Board of Directors again reduced the exercise price of all Plan and non-Plan options (and warrants) previously granted to any then officer, director, employee or consultant to a price of $2.00.

         No options were granted to any of the Named Executive Officers under the 1996 Stock Option Plan, or otherwise granted to any such officer during the year ended June 30, 2002, and no options were exercised by any of them during that period.

             AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                          FISCAL YEAR END OPTION VALUES

         The following table sets forth information about the number and value of options held as of June 30, 2002 by each of the Company's executive officers named in the Summary Compensation Table, adjusted to reflect the twenty-into-one share consolidation in fiscal 2002.


                             Options at Fiscal Year End
                             --------------------------
                               Shares                            Number of Securities
                             Acquired on       Value             Value of Unexercised
                            Exercise (#)     Realized($)       Options at Year End($)(1)        In-the-Money
                            -------------   ------------    ------------      -------------     ------------
                            Unexercisable   Exercisable      Unexercisable      Exercisable     Exercisable

Dallas Dempster                   0               -       $   100,000              0                 0    -
Miles R. Greenberg                0               -            28,750              0                 0    -
David Hartley                     0               -             5,000              0                 0    -


(1) Based on the closing price of the Company's Common Stock of $.81 on June 30, 2002, as reported on the OTC Bulletin Board.

         The Company's outstanding options at June 30, 2002 totaled 192,125. The Company uses the Black-Scholes option-pricing model to value options issued to non-employee directors and consultants. Other options issued are valued using APB 25 and FASB Interpretation 44. See Note 10 to the Consolidated Financial Statements included in this 10-KSB.

Directors Compensation

         Since August 1998, non-employee directors have waived all fee compensation. No other compensation was paid to non-employee directors in the twelve months ended June 30, 2002. Beginning in August, 2002, the Company agreed to retain Mr. Stanton as a consultant on a month to month basis for a fee of $5,000 per month. Directors who are employees of the Company receive no additional compensation for their services rendered as directors. All directors are reimbursed for reasonable expenses incurred in connection with their services rendered as directors.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         The following table sets forth information as of September 30, 2002, to the best of the Company's knowledge, about (i) each person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) known to the Company to be the beneficial owner of more than 5% of the Company's Common Stock, and (ii) as to each class of equity securities owned by the directors and named executive officers of the Company, and the directors and executive officers of the Company as a group. The percentage of shares outstanding is based on the Company's shares of Common Stock outstanding as of June 30, 2002, as adjusted in each case pursuant to Rule 13-3(d)1 under the Securities and Exchange Act of 1934. As of September 30, 2002, there were 1,273,109 shares of Common Stock outstanding.


                                                                     Total Number of Shares         Percentage of
Name and Address of Stockholder                                        Beneficially Owned          Voting Shares*


James V. Stanton (1) Vice Chairman, Director                                   65,160                    4.9%

Dallas Dempster (2)(3) President, Director                                    100,000                    7.3%

Peter Janssen (3) c/o Janssen Partners
  1345 Old Northern Blvd. Roslyn, N.Y. 11576                                  105,150                    7.9%

Miles R. Greenberg-Senior Vice President-Finance,
Treasurer and Chief Financial Officer, Director (4)                            28,750                    2.2%

Auschina Investment Co. Limited
4002A Central Pty Ltd
18 Harbour Road, Wanchai, Hong Kong                                            75,000                    5.9%

Janase Investment Pty Ltd
1 Milner Street
Mosman, NSW, 2088, Australia                                                  149,000                   11.7%

Danville Investment Pty Ltd
30 Irvine Street
Peppermint Grove, Western Australia                                            74,053                    5.8%

Richard DeVries Professional Corp.
171, 5005 Dalhousie Drive NW
Calgary, Alberta                                                               66,667                   5.2%

All executive officers and directors  as a group
  (3 persons)                                                                 193,910                   13.3%


----------
(1) Includes 1,000 shares of Common Stock which are held by Mr. Stanton, a Director of the Company, as joint tenant with his wife, Margaret M. Stanton, currently exercisable warrants to purchase 32,500 shares of Common Stock at a price equal to $2.00 per share, and currently exercisable options to purchase 25,000 shares of Common Stock at $2.00 per share. Does not include shares of Common Stock owned by Michael J. Stanton, Bridget M. Stanton, Richard P. Stanton and Joseph M. Stanton each of whom are adult children of Mr. James Stanton and each of whom own 1,000 shares of Common Stock. Mr. Stanton denies beneficial ownership of such 4,000 shares.

(2) Represents currently exercisable non-Plan options granted in September 1998 to purchase 50,000 shares at $2.00 and Plan options granted in December 1999 to purchase 50,000 shares at $2.00 in the name of Tilden Park Limited for the benefit of Mr. Dempster's family.

(3) Includes currently exercisable warrants to purchase 33,333 shares at $1.00 per share; and warrants to purchase 22,500 shares at $10.00 per share.

(4) Represents currently exercisable options to purchase 28,750 shares of Common Stock at $2.00 per share.

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

         In acquiring Sakhalin General Trading and Investments Limited ("SGTI") the Company issued 100,000 shares to the former stockholders in SGTI. The Company does not know the ultimate beneficial ownership of these shares.

Item 12. Certain Relationships and Related Transactions

         Mr. David Hartley controls Star and holds a substantial interest in it. Star was a party with the Company to the Star Casino Consulting Agreement, and was granted options in October 1997 to purchase shares of the Company's Common Stock. These options were repriced three times in connection with the general repricings of options and warrants held by officers, directors, employees and consultants of the Company. The Company issued 12,500 shares of Common Stock to Star in December 1999 in lieu of a cash bonus payment which Star was entitled to receive pursuant to The Star Consulting Agreement. On October 24, 2000 the Company issued Star 24,000 shares of Common Stock as payment for $120,000 Star was entitled to receive as of June 30, 2000.

         In January 2000, Mr. Stanton provided a loan to the Company of $300,000, which the Company used to repay past due obligations. The loan bears interest at the bank prime rate to be calculated and billed monthly by the National City Bank of Cleveland, Ohio. The loan was to be repaid on December 31, 2000. Mr. Stanton also received warrants to purchase 25,000 shares of Common Stock at an exercise price of $5.00 per share exercisable on or before January 18, 2004. On October 18, 2000 the exercise price was reduced to $2.00 per share. After December, the due date of the loan was extended and balance of the loan was paid off in January 2002. On January 25, 1999 Mr. Stanton converted all $75,000 principal and $1,600 of accrued unpaid interest on a $75,000 loan he had made to the Company in October 1998 into 153,200 shares at a conversion price of $10.00 per share. Since August, 2002 Mr. Stanton has acted as a consultant to the Company on a month to month basis for which he receives a fee of $5,000 per month.

Item 13. Exhibits, and Reports on Form 8-K



                  Report of Independent Certified Public Accountants (f-2)

                  Consolidated Balance Sheets as of June 30, 2002 and June 30, 2001 (F-3)

                  Consolidated Statements of Operations for the years ended June 30, 2002, June 30, 2001 and June 30, 2000 (F-4)

                  Consolidated Statements of Stockholders' Equity for the years ended June 30, 2002, June 30, 2001 and June 30, 2000 (F-5)

                  Consolidated Statements of Cash Flows for the years ended June 30, 2002, June 30, 2001 and June 30, 2000 (F-8)

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

10.17 Letter agreement dated October 10, 2002 among Richard W. DeVries Professional Corporation, as agent; Lottery & Wagering Solutions Inc.; and Applied Gaming Systems of Canada Inc. (filed herewith)

16.1 Letter regarding change in certifying accountant (incorporated herein by reference to the Company's Form 8-K dated December 18, 1997 and Form 8-K dated June 16, 1998)

16.2 Letter regarding change in certifying accountant (incorporated herein by reference to the Company's Form 8-K dated July 23, 1999 and Form 8-K dated October 13, 1999

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               LOTTERY & WAGERING SOLUTIONS INC.

                                                 /s/  Miles R. Greenberg
                                               -----------------------------
                                                     Miles R. Greenberg

Date: October 11, 2002

    In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                           Title                             Date
---------                          -------                           -----
Dallas R. Dempster          Chief Executive Officer,
                            Chief Operating Officer
                            and President (Principal
                            Executive Officer), Director        October 11, 2002

James V. Stanton            Vice Chairman and Director          October 11, 2002

Miles R. Greenberg          Chief Financial Officer and
                            Director (Principal Financial
                            Officer Chief Accounting
                            Officer)                            October 11, 2002

Item 14. Controls and Procedures.

                                 CERTIFICATIONS

I, Dallas R. Dempster, certify that:

1. I have reviewed this annual report on Form 10-KSB of Lottery & Wagering Solutions Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    October 11, 2002


                                          S/Dallas R. Dempster
                                          ---------------------------
                                          Dallas R. Dempster
                                          Chairman and Chief Executive Officer

                                 CERTIFICATIONS


I, Miles Greenberg, certify that:

7. I have reviewed this annual report on Form 10-KSB of Lottery & Wagering Solutions Inc.;

8. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

9. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

10. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

11. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

12. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:    October 11, 2002


                                          S/ Miles Greenberg
                                          --------------------------------------
                                          Miles Greenberg
                                          Chief Financial Officer and Secretary

               LOTTERY & WAGERING SOLUTIONS, INC. AND SUBSIDIARIES
                        F/K/A CCA COMPANIES INCORPORATED
                                    CONTENTS

                                                                                                        PAGE

Independent Auditors' Report...................................................................          F-2

Consolidated Balance Sheets as of June 30, 2002 and 2001.......................................          F-3

Consolidated Statements of Operations for the years ended June 30, 2002,
 2001 and 2000.................................................................................          F-4

Consolidated Statements of Stockholders' Equity for the years ended
 June 30, 2002, 2001 and 2000..................................................................          F-5

Consolidated Statements of Cash Flows for the years ended
 June 30, 2002, 2001 and 2000..................................................................          F-8

Notes to Consolidated Financial Statements.....................................................         F-10



                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Lottery & Wagering Solutions, Inc. and Subsidiaries
F/K/A CCA Companies Incorporated

We have audited the accompanying consolidated balance sheets of Lottery & Wagering Solutions, Inc. and Subsidiaries, F/K/A CCA Companies Incorporated (a Delaware corporation) (the "Company") as of June 30, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years ended June 30, 2002, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lottery & Wagering Solutions, Inc. and Subsidiaries, F/K/A CCA Companies Incorporated as of June 30, 2002 and 2001, and the results of their operations and their cash flows for each of the years ended June 30, 2002, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.

SPEAR SAFER HARMON & CO.

Miami, Florida
October 4,  2002



                                           LOTTERY & WAGERING SOLUTIONS, INC. AND SUBSIDIARIES
                                                   F/K/A CCA COMPANIES INCORPORATED

                                                      Consolidated Balance Sheets
                                                        June 30, 2002 and 2001


                                                              A S S E T S

                                                                                2002                        2001
                                                                         ------------------          -----------------
Current Assets:
   Cash and cash equivalents                                             $        1,965,062          $         701,873
   Prepaid and other current assets                                                 151,322                     76,362
   Notes receivable - EMSI                                                               -                     342,000
   Advances to EMSI, net                                                            250,000                         -
                                                                         ------------------          -----------------

         Total Current Assets                                                     2,366,384                  1,120,235

Property, equipment and leasehold improvements, net                               3,993,221                  4,745,197
Sakhalin development costs                                                        2,100,000                  2,100,000
Other assets                                                                         20,300                     39,447
                                                                         ------------------          -----------------

                                                                         $        8,479,905          $       8,004,879
                                                                         ==================          =================


                                                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                                      $           92,832          $         218,533
   Accrued expenses                                                                 713,486                    582,791
   Income tax payable                                                               598,996                    162,000
   Notes payable                                                                    515,900                    646,700
   Investor deposits and other                                                       30,000                    367,000
                                                                         ------------------          -----------------

         Total Current Liabilities                                                1,951,214                  1,977,024
                                                                         ------------------          -----------------
Deferred Income Taxes                                                                    -                     287,884
                                                                         ------------------          -----------------
Minority interest in consolidated subsidiary                                      1,864,562                    984,429
                                                                         ------------------          -----------------

Stockholders' Equity:
   Preferred stock                                                                       -                          -
   Common stock                                                                       1,273                        907
   Additional paid-in capital                                                    48,210,642                 47,697,910
   Accumulated deficit                                                          (43,547,786)               (42,943,275)
                                                                         ------------------          -----------------

         Total Stockholders' Equity                                               4,664,129                  4,755,542
                                                                         ------------------          -----------------

                                                                         $        8,479,905          $       8,004,879
                                                                         ==================          =================




See accompanying notes to consolidated financial statements.


                                           LOTTERY & WAGERING SOLUTIONS, INC. AND SUBSIDIARIES
                                                   F/K/A CCA COMPANIES INCORPORATED

                                                 Consolidated Statements of Operations
                                               Years Ended June 30, 2002, 2001 and 2000


                                                                    2002                    2001                     2000
                                                               ---------------         ---------------         ---------------

Casino Revenues                                                $     7,113,988         $     5,489,191         $     6,981,758
                                                               ---------------         ---------------         ---------------

Operating Expenses:
   Marketing and promotional                                           322,064                 332,730                 333,500
   General and administrative                                        4,862,268               4,884,614               6,415,452
   Compensation paid by the issuance of
    stock options and warrants                                              -                   13,000                  10,000
                                                               ---------------         ---------------         ---------------
         Total Operating Expenses                                    5,184,332               5,230,344               6,758,952
                                                               ---------------         ---------------         ---------------

Income from Operations                                               1,929,656                 258,847                 222,806
                                                               ---------------         ---------------         ---------------

Other Income (Expense):
   Write-down of assets                                               (840,329)                     -              (13,857,192)
   Interest income                                                      37,121                   1,862                   5,658
   Interest expense                                                    (94,520)               (198,330)               (423,630)
                                                               ---------------         ---------------         ---------------
         Total Other Expense                                          (897,728)               (196,468)            (14,275,164)
                                                               ---------------         ---------------         ---------------

Income Tax Provision                                                  (756,306)               (269,097)               (552,625)
                                                               ---------------         ---------------         ---------------

Income (Loss) from Continuing Operations Before
  Minority Interest                                                    275,622                (206,718)            (14,604,983)

Minority Interest                                                     (880,133)               (312,947)               (582,204)
                                                               --------------          ---------------         ---------------

Loss from Continued Operations                                        (604,511)               (519,665)            (15,187,187)
                                                               ---------------         ---------------         ---------------

Loss from Discontinued Operations:
   Food Preservation, net                                                   -                       -                  (64,500)
   Hotel Management, net                                                    -                       -                  (87,623)
                                                               ---------------         ---------------         ---------------
                                                                            -                       -                 (152,123)
                                                               ---------------         ---------------         ---------------

Net Loss                                                       $      (604,511)        $      (519,665)           $(15,339,310)
                                                               ===============         ===============            ============

Loss per Share of Common Stock:
   Basic and Diluted:
     Loss from continuing operations                           $         (0.61)        $         (0.60)        $        (19.94)
     Loss from discontinued operations                                      -                       -                    (0.20)
                                                               ---------------         ---------------         ---------------

Loss per share                                                 $         (0.61)        $         (0.60)        $        (20.14)
                                                               ===============         ===============         ===============

Weighted Average Number of Common
   Shares Outstanding                                                  985,664                 863,026                 761,721
                                                               ===============         ===============         ===============

See accompanying notes to consolidated financial statements.

                                          LOTTERY & WAGERING SOLUTIONS, INC. AND SUBSIDIARIES

                                                   F/K/A CCA COMPANIES INCORPORATED

                                            Consolidated Statements of Stockholders' Equity



                                         Common Stock
                                        Par Value $.001
                                   -----------------------    Additional
                                                                Paid-In     Accumulated
                                      Shares       Amount       Capital       Deficit          Total
                                   ----------   ----------   -----------   -----------     -----------

Balance - June 30, 1999               700,748   $      701   $46,906,216   $(27,084,300)   $19,822,617

Issuance of common stock to
   consultant
   as bonus per contract               12,500           12        24,988            -           25,000
Issuance of shares upon
   conversion of
   principal and interest of loan
   from Danville                       74,053           74       195,426            -          195,500
Issuance of shares in
   consideration for
   legal services                       7,500            8        19,992            -           20,000
Issuance of shares to consultant
   for services                        13,200           13        65,987            -           66,000
Sale of common stock at $1.50 per
   share                                8,334            8       124,992            -          125,000
Repricing of warrants and options          -            -         20,000            -           20,000
Warrants issued in connection
   with debt                               -            -        155,400            -          155,400

Net loss for 2000                          -            -             -    (15,339,310)    (15,339,310)
                                   ----------   ----------   -----------   -----------     -----------
Balance - June 30, 2000               816,335   $      816   $47,513,001  $(42,423,610)    $ 5,090,207
                                   ==========   ==========   ===========   ===========     ===========

See accompanying notes to consolidated financial statements.

                                          LOTTERY & WAGERING SOLUTIONS, INC. AND SUBSIDIARIES

                                                   F/K/A CCA COMPANIES INCORPORATED

                                      Consolidated Statements of Stockholders' Equity (Continued)


                                         Common Stock
                                        Par Value $.001
                                   -----------------------    Additional
                                                                Paid-In      Accumulated
                                      Shares       Amount       Capital        Deficit          Total
                                   ----------   ----------   -----------    -----------     -----------

Balance - June 30, 2000               816,335   $      816   $47,513,001    $(42,423,610)  $ 5,090,207

Issuance of shares to consultant
  for services                         24,000           24        71,976             -          72,000

Sale of common stock at $15  per       66,667           67        99,933             -        100,000
share

Repricing of warrants and options          -            -         13,000             -         13,000

Net loss for 2001                          -            -             -        (519,665)     (519,665)
                                   ----------   ----------   ----------     -----------   -----------

Balance - June 30, 2001               907,002   $      907   $47,697,910   $(42,943,275)  $ 4,755,542
                                   ==========   ==========   ===========    ============  ===========



See accompanying notes to consolidated financial statements.

                                         LOTTERY & WAGERING SOLUTIONS, INC. AND SUBSIDIARIES

                                                   F/K/A CCA COMPANIES INCORPORATED

                                      Consolidated Statements of Stockholders' Equity (Continued)


                                         Common Stock
                                        Par Value $.001
                                   -----------------------    Additional
                                                                Paid-In      Accumulated
                                      Shares       Amount       Capital        Deficit          Total
                                   ----------   ----------   -----------    -----------     -----------
Balance - June 30, 2001               907,002   $      907   $47,697,910    $(42,943,275)  $ 4,755,542

Cancellation of shares due to
non-performance
of obligation under the contract     (18,893)          (19)          19              -              -
with FEC & EA

Gain on cancellation of shares
issued to FEC & EA                        -             -       (18,900)             -         (18,900)

Sale of common stock at $2.00 per     225,000          225      327,046              -         327,271
share

Issuance of shares for private         50,000           50       72,677              -          72,727
placement services

Issuance of shares for services       100,000          100      119,900              -         120,000
at $1.20 per share

Issuance of shares to consultants      10,000           10       11,990              -          12,000
for services

Net loss for 2002                          -            -            -         (604,511)      (604,511)
                                   ----------   ----------   ----------     -----------    -----------

Balance - June 30, 2002             1,273,109   $    1,273   $48,210,642   $(43,547,786)   $ 4,664,129
                                   ==========   ==========   ===========   ============    ===========



See accompanying notes to consolidated financial statements.

                                          LOTTERY & WAGERING SOLUTIONS, INC. AND SUBSIDIARIES
                                                   F/K/A CCA COMPANIES INCORPORATED

                                                 Consolidated Statements of Cash Flows
                                               Years Ended June 30, 2002, 2001 and 2000



                                                                    2002                    2001                     2000
                                                              ----------------         ---------------         ---------------
Cash Flows form Operating Activities:
   Net loss                                                   $       (604,511)        $      (519,665)        $   (15,339,310)
                                                              ----------------         ---------------         ---------------
   Adjustments to reconcile net loss to net cash
     provided by operating activities
     Loss from discontinued operations                                      -                       -                  152,123
     Minority interest                                                 880,133                 312,947                 582,204
     Compensation paid by the issuance of
      stock options and warrants                                            -                   13,000                  20,000
     Gain on cancellation of shares                                  (18,900)                     -                       -
     Reserve for/write-down of assets                                  840,329                      -               13,857,192
     Depreciation and amortization                                     755,562                 770,478                 784,462
     Loss on sale/disposal of assets                                    35,461                      -                       -
     Interest accrued treated as contribution to capital                    -                       -                   10,500
     Legal services provided by stockholder                                 -                       -                   20,000
     Consulting services provided for common stock                     132,000                  72,000                  91,000
     Amortization of goodwill                                               -                       -                  351,475
     Income taxes                                                      436,996                  17,349                 144,650
     Deferred income taxes                                            (287,884)                 95,000                 192,884
     Changes in current assets and liabilities:
       Accounts receivable                                                  -                       -                   18,000
       Prepaid expenses and other current assets                       (81,607)                (10,574)                 99,474
       Accounts payable and accrued  expenses                            4,994                 (45,478)               (577,117)
                                                              ----------------         ---------------         ---------------

         Total Adjustments                                           2,699,084               1,224,722              15,746,847
                                                              ----------------         ---------------         ---------------

Net Cash Provided by Continuing Operations                           2,092,573                 705,057                 407,537
Net Cash Used in Discontinued Operations                               (37,000)                (57,000)               (261,396)
                                                              ----------------         ---------------         ---------------

Net Cash Provided by Operating Activities                            2,055,573                 648,057                 146,141
                                                              ----------------         ---------------         ---------------

Cash Flows form Investing Activities:
   Additions to property and equipment                                 (40,409)                (26,396)               (142,602)
   Proceeds from sale of equipment                                       1,360                      -                       -
   Deposits on assets                                                       -                       -                 (115,208)
   Project development costs and other                                      -                       -                 (305,000)
   Construction finance costs and other                                     -                  (19,347)                 (9,734)
   Costs incurred for and funds advanced to EMSI                      (722,535)               (342,000)                     -
                                                              ----------------         ---------------         --------------

Net Cash Used in Investing Activities                                 (761,584)               (387,543)               (572,544)
                                                              ----------------         ---------------         ---------------


See accompanying notes to consolidated financial statements.

                                          LOTTERY & WAGERING SOLUTIONS, INC. AND SUBSIDIARIES
                                                   F/K/A CCA COMPANIES INCORPORATED

                                           Consolidated Statements of Cash Flows (Continued)
                                               Years Ended June 30, 2002, 2001 and 2000





                                                                    2002                    2001                     2000
                                                               ---------------         ---------------         ---------------
Cash Flows fron Financing Activities:
   Warrants issued for debt                                    $            -          $            -       $          155,400
   Investor deposits                                                        -                  330,000                       -
   Proceeds from sale of common stock                                  150,000                 100,000                 310,000
   Cash repayment by Suriname Casino                                        -                       -                  (50,000)
   Private placement fees                                              (50,000)                     -                       -
   Borrowings                                                               -                  142,767                 800,000
   Repayments of notes payable                                        (130,800)               (346,967)               (999,100)
                                                               ---------------         ---------------         ---------------

Net Cash (Used in) Provided by Financing Activities                    (30,800)                225,800                 216,300
                                                               ---------------         ---------------         ---------------

Net Increase (Decrease) in Cash and

 Cash Equivalents                                                    1,263,189                 486,314                (210,103)

Cash and Cash Equivalents, Beginning of Year                           701,873                 215,559                 425,662
                                                               ---------------         ---------------         ---------------

Cash and Cash Equivalents, End of Year                         $     1,965,062         $       701,873         $       215,559
                                                               ===============         ===============         ===============
Supplemental Disclosures of Cash Flow
  Information:

     Cash paid during the period for:
       Interest                                               $         7,014           $       34,546          $       375,817
       Foreign income tax                                             607,194                  156,748                  200,384
     Non-cash transactions:
       Issuance of common stock to consultants
           for services                                                12,000                   72,000                   91,000
       Shares from debt conversion                                         -                        -                   195,500
       Compensation charges incurred on reducing
        exercise price of options and warrants
        granted to directors and others                                    -                    13,000                   20,000
       Issuance of shares in consideration for
       legal services                                                      -                        -                    20,000
       Issuance of common stock for services                          120,000                       -                        -
       Issuance of common stock for private
       placement fees                                                  72,727                       -                        -
          Issuance of common stock against
          Investors' deposit                                          300,000                       -                        -
      Gain on cancellation of shares issued to FEL and EA              18,900                       -                        -



See accompanying notes to consolidated financial statements.

            LOTTERY & WAGERING SOLUTIONS, INC. AND SUBSIDIARIES

                        F/K/A CCA COMPANIES INCORPORATED

                  Notes to Consolidated Financial Statements

                   Years Ended June 30 2002, 2001 and 2000





NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Lottery & Wagering Solutions, Inc., ("LWSI") was incorporated under the laws of the State of Delaware on March 6, 1996 as Conserver Corporation of America and changed its name on December 2, 1997 to CCA Companies Incorporated. Subsequently, on October 1, 2001, the Company changed its name from "CCA Companies Incorporated" to "Lottery & Wagering Solutions Inc.". The Company believes that the new name will result in a more distinct and recognizable corporate identity that better reflects the Company's current and future plans.

         Subsidiaries - The consolidated financial statements include the accounts of LWSI and its subsidiaries (collectively, the "Company"). The active subsidiaries are Suriname Leisure Company A.V.V. ("SLC") based and operating in Suriname and Dorsett Hotel & Resorts Inc. ("Dorsett") based and operating in the United States. Sakhalin General Trading and Investments Ltd. ("SGTI"), based in Cyprus, and Sakhalin City Center Ltd. ("SCC"), based in the Russian Federation, are relatively dormant and will only commence significant activities upon attaining adequate financing.

         Nature of Operations - The Company's principal line of operation is to provide gaming services through the ownership and management of a Casino in Suriname. The Company presently relies entirely (except for occasional debt and equity offerings) on the working capital generated in Suriname to finance its activities.

         In addition, the Company is in the planning and design stage relating to a Casino and mountain resort project on Sakhalin Island (see Note 2) and has entered into various agreements for equity participation in an on-line lottery and sports betting operation in Vietnam (see Note 12).

         Principles of Consolidation - The accompanying consolidated financial statements include the accounts of LWSI and its subsidiaries. Inter-company transactions and balances have been eliminated in consolidation.

         SCC is currently generating losses and the minority shareholders are not obligated to fund these losses. Accordingly, the minority interest held in SCC is not reflected in the consolidated financial statements.

         Casino Revenue - Casino revenue is the net win from gaming activities, which is the difference between gaming wins and losses.

             LOTTERY & WAGERING SOLUTIONS, INC. AND SUBSIDIARIES

                        F/K/A CCA COMPANIES INCORPORATED

              Notes to Consolidated Financial Statement (Continued)



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Cash and Cash Equivalents - The Company considers investments with original maturities of three months or less at the time of purchase to be cash equivalents. At times, cash balances in the Company's bank accounts in the United States may exceed federally insured limits. The Company is required contractually to set aside 2% of the annual revenues of SLC in a segregated bank account to fund the cost of future tangible property replacements. At June 30, 2002, cash set aside for replacements net of expenditures amounted to approximately $206,000.

         Use of Estimates in the Preparation of Financial Statements - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Financial Instruments - The carrying amounts of financial instruments including notes receivable, accounts payable and notes payable approximate fair value.

         Property, Equipment and Leasehold Improvements - Property and equipment are recorded at cost. Depreciation and amortization is computed by the straight-line method based on the estimated useful lives (2 - 5 years) of the related assets. Leasehold improvements are amortized over the shorter of the life of the asset or the lease term.

         Advertising Costs - Costs incurred to produce marketing material or advertise are generally expensed when incurred.

         Income Taxes - For the purpose of these consolidated financial statements, the Company has adopted the provisions of SFAS No. 109, "Accounting for Income Taxes" for all periods presented. Under the asset and liability method of SFAS 109, deferred taxes are recognized for differences between financial statement and income tax bases of assets and liabilities.

         Reverse Split - In an attempt to meet certain listing requirements on recognized securities markets, on September 26, 2001, the Company approved a resolution in a special meeting of stockholders of a twenty-into-one reverse split of all the Company's outstanding shares of common stock ("Share Consolidation"). The Company effectuated the reverse split in order to help increase the Company's per share market price of its common stock and to comply with certain other listing requirements. The Share Consolidation was also a condition precedent of the contract to purchase EMSI (see Notes 4 and 12).

              LOTTERY & WAGERING SOLUTIONS, INC. AND SUBSIDIARIES

                        F/K/A CCA COMPANIES INCORPORATED

              Notes to Consolidated Financial Statement (Continued)




NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Stockholders' Equity - The stockholders' equity consists of accumulated deficit, additional paid-in capital, preferred stock and common stock. In 2002 and 2001, the Company was authorized to issue 5,000,000 shares of preferred stock with a par value of $.01. Specific powers, preferences, rights, qualifications, limitations and restrictions are to be designated by the Company's Board of Directors at the time of issuance. At 2002 and 2001, there were no shares of preferred stock issued. In 2002 and 2001, the Company was authorized to issue 50,000,000 shares of common stock with a par value of $.001. As of June 30, 2002, after giving effect to the Share Consolidation, there were 1,273,109 common shares issued and as of June 30, 2001, there were 907,002 common shares issued.

         The number of common shares, warrants and options for all periods are presented retroactively and reflects stock splits and reverse splits effected by the Company.

         Stock Based Compensation - SFAS No. 123, "Accounting for Stock Based Compensation" establishes a fair value method for accounting for stock-based compensation plans either through recognition or disclosure. The Company did not adopt the fair value based method for employees but instead discloses the pro forma effects of the calculation required by the statement (see Note 10).

         On September 26, 2001, the Company approved a resolution, in a special meeting of stockholders, to increase the number of shares of common stock available for grant under the 1996 Stock Option Plan of the Company. After giving effect to the Share Consolidation pursuant to the reverse split, the number of shares available was increased from 250,000 shares to 3,000,000 shares.

         Impairment of Long-Lived Assets - The Company reviews the recoverability of the excess cost over the fair value of assets acquired on an on going basis. Accordingly, the Company determined in the fiscal year 2000 that recoverability of goodwill associated with the SGTI assets acquired was doubtful and accordingly, the unamortized balance was written off (see Note 2).

         The Company utilizes SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Under the provisions of this statement, the Company has evaluated its long-lived assets for financial impairment and will continue to evaluate them as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable.

              LOTTERY & WAGERING SOLUTIONS, INC. AND SUBSIDIARIES

                        F/K/A CCA COMPANIES INCORPORATED

              Notes to Consolidated Financial Statement (Continued)




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

         For the year ended June 30, 2000, the Company recorded charges of $305,000 for costs of a management contract for the Ramallah Project (See Note 2) and approximately $13,552,000 relating to SGTI and SCC (See Note 2) as a result of a financial impairment of several of its long-lived assets. For the year ended June 30, 2002, the Company recorded charges for approximately $840,000 representing impairment of certain development costs incurred with respect to the advances made to EMSI and as a result of the limited market that AGS securities currently trades within (see Note 2). The Company expenses costs as incurred on the Sakhalin project for routine operational expenses. The total expenditure recorded for the year ended June 30, 2002 was $208,500.

         Earnings Per Share - Basic net loss per share of common stock is based on the weighted average number of common shares outstanding during each period. Diluted loss per share of common stock is computed on the basis of the weighted average number of common shares and common shares equivalent securities outstanding. All warrants and options have exercise prices greater than the existing market value of the Company's stock and, therefore, are deemed anti-dilutive and are not components of earnings per share.

         The weighted average number of common shares outstanding for all periods presented retroactively reflects stock splits and reverse stock splits effected by the Company.

         Options amounting to 192,125 for the year ended June 30, 2002, 192,625 for the year ended June 30, 2001, and 246,731 for the year ended June 30, 2000 and warrants amounting to 185,416 for the year ended June 30, 2002, 231,201 for the year ended June 30, 2001, and 268,451 for the year ended June 30, 2000 have not been included in the computation of net loss per common stock-diluted because of their anti-dilutive effect.

         Foreign Currency Translation - The statutory currencies in the countries in which the Company's subsidiaries are based are the Cyprus Pound, the Russian Rouble, the United States Dollar and the Suriname Guilder. The reporting currency is the United States Dollar.

              LOTTERY & WAGERING SOLUTIONS, INC. AND SUBSIDIARIES

                        F/K/A CCA COMPANIES INCORPORATED

              Notes to Consolidated Financial Statement (Continued)



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         The functional currency for the Company's subsidiaries, SGTI and SLC, is the United States Dollar. All assets and liabilities, materially all contracts, transactions and normal business activities have been transacted, conducted, negotiated and recorded in United States Dollars. It is the Company's position that the operations of the Company are not integrally connected to the currencies of Cyprus and Suriname. Pursuant to Financial Accounting Standards Board Statement No. 52, "Foreign Currency Translation", the Company's Russian subsidiary, SCC, is situated in a highly inflationary economy. Accordingly, SCC's functional currency will be the United States Dollar.

         RECENT PRONOUNCEMENTS

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

         SFAS No 142, "Goodwill and Other Intangible Assets" addresses the financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. SFAS No. 142 was required to be applied for fiscal years beginning after December 15, 2001.

         SFAS No. 143, "Accounting for Asset Retirement Obligations" addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 was effective for financial statements issued for fiscal years beginning after June 15, 2002.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." The statement retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. The Company implemented SFAS No. 144 on January 1, 2002.

         The Company's financial reporting and presentation is not expected to be materially affected by the adoption of SFAS No. 142, 143 and 144.

              LOTTERY & WAGERING SOLUTIONS, INC. AND SUBSIDIARIES

                        F/K/A CCA COMPANIES INCORPORATED

              Notes to Consolidated Financial Statement (Continued)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Reclassifications - Certain prior year balances have been reclassified to conform to the 2002 presentation.

NOTE 2 - LINES OF BUSINESS

         THE SURINAME CASINO AND THE CASINO LEASE

         The Company is a party to an agreement (the "Suriname Casino Agreement") with Parbhoe Handelmij NV (Parbhoe), a Suriname limited liability company. Under the agreement, the parties formed and each acquired a 50% interest in SLC, an Aruban limited liability company, to develop a casino project (the "Suriname Casino") in Paramaribo, the capital city of Suriname.

         Pursuant to the Suriname Casino Agreement, the Company's wholly owned subsidiary Dorsett, entered into the "Suriname Casino Management Agreement" with SLC to manage the Suriname Casino. As of June 30, 1999, the Company had advanced approximately 4.6 million dollars to SLC for this project, of which approximately 4.0 million dollars was spent for property, equipment and leasehold improvements. The Company retains a lien and security interest in the property and equipment until the advance is paid back by SLC. Repayment is subject to certain restrictions based upon an obligation to repay a loan received from Parbhoe (see Note 7). As of June 30, 2002, the amount due from SLC towards the loan balance and interest costs approximated $1,063,000 all of which is eliminated in consolidation.

         The Suriname Casino Management Agreement provides for fifteen years exclusive operating rights of the Suriname Casino for a base fee equal to three percent of revenues, as defined, plus an incentive fee of ten percent of gross profits, as defined.

         The Suriname Casino currently occupies two leased floors, totaling approximately 20,000 square feet, in the Plaza Hotel, which is in downtown Paramaribo. The casino has approximately 20 gaming tables, 151 slot machines and a 50-seat restaurant. The Company leases the Casino premises from Parbhoe (see Note 9).

         SAKHALIN ISLAND (RUSSIAN FEDERATION) CASINO AND RESORT

         The Company currently owns rights and has secured property under a 101-year lease, at no annual cost, on a ten acre site to build and operate a hotel/casino resort. The site is located in the center of the City of Yuzhno-Sakhalinsk ("City") on Sakhalin Island (the "Sakhalin Project"). Sakhalin Island is a Russian territory located just north of Japan. This proposed hotel/casino, if built, would be easily accessible for gaming activities from Japan, China, Korea, and the Russian mainland. If built, the Company would manage both the hotel resort and the casino for a management fee equal to three percent of revenues, as defined, as well as an incentive fee of ten percent of gross profits, as defined.

               LOTTERY & WAGERING SOLUTIONS, INC. AND SUBSIDIARIES

                        F/K/A CCA COMPANIES INCORPORATED

              Notes to Consolidated Financial Statement (Continued)



NOTE 2 - LINES OF BUSINESS (CONTINUED)

         The Company has entered into numerous discussions and several agreements in attempts to raise capital to finance the Sakhalin Project without success. In 2000, due to the Company's failure to proceed and based on its evaluation of assets for financial impairment as required by SFAS No. 121, certain capitalized expenditures and goodwill (the excess of the aggregate purchase price over the fair market value of net assets acquired), net of amortization, totaling approximately $13,552,000 were charged to operations (see Note 1).

         The Company has made numerous efforts to sub-lease a portion of the property for the Sakhalin Project, without success. The Company, based on an independent appraisal dated July 1, 2002, believes that the costs capitalized to secure the lease with the City for the land and an existing ski resort, the money expended principally for demolition and the relocation of the residents living on the site, has not been financially impaired. Accordingly, approximately $2,100,000 expended in connection with obtaining the lease agreement and demolition costs remains on the Company's consolidated balance sheet (see Note 1).

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

         The Sakhalin Agreement provides that, upon request of the Company, Sovereign may agree to become project manager during the construction phase of the Sakhalin project, subject to reasonable compensation for such services, which shall not exceed the lesser of 5% of the construction cost of the Sakhalin Project or $5,000,000. Subsequent to the Sakhalin agreement, Mr. Dallas Dempster ("Dempster"), a paid consultant to Sovereign, was recruited to be the President and Chief Executive Officer ("CEO") of LWSI. Accordingly, it is the Company's current intent not to employ Sovereign and to manage the construction phase of the Sakhalin project directly.

         In June 1999, the Company entered into an agreement ("Financing Agreement") with the Arter Group Limited ("Arter") and Valmet S.A. ("Valmet"). According to the agreement, Arter and Valmet was to negotiate on the Company's behalf to acquire financing of 70% of the Sakhalin Project's total estimated cost. In March 2001, as permitted by agreement, the Company notified Arter and Valmet that, effective May 2001, it was electing to cancel the Financing Agreement.

              LOTTERY & WAGERING SOLUTIONS, INC. AND SUBSIDIARIES

                        F/K/A CCA COMPANIES INCORPORATED

              Notes to Consolidated Financial Statement (Continued)




NOTE 2 - LINES OF BUSINESS (CONTINUED)

         The Sakhalin Project requires substantial financing to progress further. If financing is not obtained, the Company may be forced to abandon the project. If the Company is forced to abandon the project, the Company will attempt to market the plans, licenses and rights in order to recover the historic expenditures. The Company is unable at this time to quantify what recoveries it will eventually attain. However, based upon the above mentioned independent appraisal, the Company believes it can recover the current capitalized costs. The Company continues to explore additional possibilities to protect its investment but has, to date, found no viable answer.

         If the Company is successful in financing the Sakhalin Project, the Company will have to design and set up infrastructure that is not currently in place. In addition, the Company will have to employ a significant number of people and retain consultants and contractors to manage, design and construct the property, which will require significant financial resources.

         HOTEL MANAGEMENT AGREEMENTS

         Under certain agreements with Dorsett Hotels and Resorts International Ltd. ("DHR") and Far East Consortium International Ltd. ("FEC"), the Company acquired the right to manage and operate three hotels that were in service and the right to manage and operate five other hotels that were scheduled to open in the future.

         There was a breach of contract and as a result of the failure to comply with the terms of the agreements, the parties reached a settlement in November 1998 to terminate the agreements and exchange mutual releases. According to the terms of the settlement, LWSI received $450,000 in cash, the return of 47,500 shares of previously issued stock (with the obligation to reissue 12,500 shares to FEC) and retained management fees earned. In addition, the Company's indebtedness of one million dollars borrowed from FEC in July 1998 was canceled. In 2002, the 12,500 shares were cancelled due to non-performance of FEC's obligations under the contract (see Notes 3, 4 and 9).

         RAMALLAH CASINO

         On March 24, 2000, Dorsett entered into a Casino Management Agreement (the "Ramallah Casino Agreement") with the Ramallah Hotel and Casino Company Ltd. to provide technical advice, developmental services and to manage a Casino in Ramallah on the West Bank. Subsequently, acts of war, insurrection and riots have occurred on the West Bank and in Israel. As provided by the contracts, all obligations to proceed under the contract have been suspended while the disturbances exist. The Company incurred approximately $305,000 in costs associated with entering the Ramallah Casino Agreement that, based upon the circumstances, have been written-off during the year ended June 30, 2000 (see Note 1).

              LOTTERY & WAGERING SOLUTIONS, INC. AND SUBSIDIARIES

                        F/K/A CCA COMPANIES INCORPORATED

              Notes to Consolidated Financial Statement (Continued)



NOTE 2 - LINES OF BUSINESS (CONTINUED)

         LOTTERY AND GAMING

         In May 2001, the Company entered into a formal, written contract (the "Purchase Contract"), to purchase all of the issued and outstanding common stock of Emerging Market Solutions International, Inc. ("EMSI"). EMSI holds an exclusive contract (the "Lottery Gaming System Contract") to supply an on-line lottery and sports betting system in Ho Chi Minh City and the southern provinces of Vietnam (the "Territory"). The contract provided for a closing date on or before September 28, 2001; however, the contract was not consummated as various pre-conditions to a closing were not met.

         In 2002, the Company determined, based upon its evaluation of assets for financial impairment as required by SFAS No. 144, that the development costs capitalized with respect to the advances made to EMSI had been financially impaired. Accordingly, approximately
         $840,000 has been charged to operations as a reserve for the impairment of the advances made to EMSI (see Note 1).

         The Company believes that the costs of acquisition of the Lottery Gaming System Contract of approximately $250,000 has not been financially impaired based upon the estimated fair value of the contract and also that the cost capitalized in the balance sheet will be adequate to represent the fair value of equity in AGS upon consummation of the Exchange Agreement (see Note 12).

         Presently, LWSI has entered into various agreements to restructure its investment in the Vietnam project (see Note 12).

         BUSINESS, POLITICAL AND ECONOMIC CONDITIONS

         The Company's operating activities are taking place principally in Suriname. Suriname experienced within the last three years significant devaluation of its currency. The volatility in both the economic and political environment is different than that of the United States. Therefore, the Company's results of operations and financial position could be materially affected by sudden changes in Suriname's business and political environment.

         CURRENCY EXCHANGE CONTROLS

         With regard to the activities taking place in Suriname, it is management's belief that it will be able to repatriate earnings without official impediments.

             LOTTERY & WAGERING SOLUTIONS, INC. AND SUBSIDIARIES

                        F/K/A CCA COMPANIES INCORPORATED

              Notes to Consolidated Financial Statement (Continued)




NOTE 3 - DISCONTINUED OPERATIONS

         FOOD PRESERVATION TECHNOLOGY

         In November 1999, the Company officially abandoned its food preservation business and, accordingly, has reflected all losses attributable to such business as discontinued operations. The assets of the food preservation business consisted principally of fully reserved loans to two companies, Agrotech, SA and Conserver Purchasing Corporation. In addition, the Company does not plan to exercise its option to acquire a controlling equity interest in entities that possess other food preservation technologies.

         The results of operations of the food preservation business through June 30, 2000 that have been classified as a loss from discontinued operations are as follows:
                                                 Year Ended
                                                June 30, 2000
                                                -------------
         Revenues                                $        -
         Costs and expenses                           64,500
                                                 -----------

         Loss from Discontinued Operations       $   (64,500)
                                                 ===========


         All activities connected to the food preservation business ceased in 2000.

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

         The results of operations of the hotel management business through June 30, 2000 that have been classified as a loss from discontinued operations are as follows:

                                                 Year Ended
                                                June 30, 2000
                                                -------------
         Revenues                                $        -
         Costs and expenses                           87,623
                                                 -----------

         Loss from Discontinued Operations       $   (87,623)
                                                 ===========

              LOTTERY & WAGERING SOLUTIONS, INC. AND SUBSIDIARIES

                        F/K/A CCA COMPANIES INCORPORATED

              Notes to Consolidated Financial Statement (Continued)



NOTE 3 - DISCONTINUED OPERATIONS (CONTINUED)

                  Unforeseen litigation relating to discontinued operations occurred and required expenditures during the year ending June 30, 2000. The Company currently does not anticipate any further activity connected with discontinued operations. No tax benefit due to the loss from discontinued operations has been recorded due to the Company's uncertainty regarding future earnings to apply against these losses (see Notes 2, 4 and 9).



NOTE 4 - CAPITAL STRUCTURE, PUBLIC OFFERINGS AND PRIVATE PLACEMENTS

                  All of the following disclosures of issuances of the Company's stock have been adjusted for the reverse stock split (see Note
                  1).

                  In September 1998, the Company issued 4,450 shares of common stock to Maritime Services Corporation ("MSC"), the building contractor for the Suriname casino. These shares were issued at a price of $45.00 per share or $200,250, which MSC agreed to accept as consideration and payment towards its construction contract with SLC.

                  In March 2002, the Company agreed to pay MSC $30,000 in agreed installments and to buy back 4,450 shares of the Company's common stock held by MSC for an amount of $9,345 after the last installment is paid. As of June 30, 2002, $5,000 was payable to MSC, which has been paid subsequently. In September 2002, the shares that the Company bought back were cancelled (see Note 9).

                  In July and August 1999, the Company received $125,000 from two investors for the purchase of 8,333 shares of the Company's common stock at market value ($15.00 per share). In addition, the Company agreed to issue warrants to purchase 4,167 shares of the Company's common stock at $20.00 per share to these investors. The warrants expired without being exercised (see Note 10).

                  In October 1999, the Company obtained financing through a convertible note of $350,000 from Danville Investments Pty. Ltd., Australia ("Danville"). During the term of the note or until the full amount of the loan had been repaid, Danville had the option to convert the outstanding principal plus the then accrued interest due on the loan into shares of common stock of the Company. Such conversion would be at a price equal to the five-day average market closing price ending on the day prior to the day of conversion. Danville, in December 1999, exercised its option to convert $185,000 of the principal of the loan plus accrued interest of $10,500 into 74,053 shares of the Company's stock based on the five-day average stock price of $2.64 per share (see Notes 7 and 10).

            LOTTERY & WAGERING SOLUTIONS, INC. AND SUBSIDIARIES

                        F/K/A CCA COMPANIES INCORPORATED

              Notes to Consolidated Financial Statement (Continued)




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

                  The Casino Consulting Agreement provided that, at the end of the term of the agreement, the Casino Consultant was entitled to receive a $250,000 bonus. Prior to that time, the Casino Consultant agreed to accept 12,500 shares of the Company's common stock instead of the $250,000 bonus due him. In December 1999, when the consulting contract expired, the stock was delivered (market price per share - $2.60) (see Note 8).

                  In January 2000, the Company's board of directors agreed to issue 7,500 shares of the Company's common stock at $2.60 per share to one of its legal counsel for services rendered to the Company.

                  In March 2000, the Company issued 13,200 shares of its common stock at $5.00 per share to a consultant, Michael Davis, in settlement for consulting fees and reimbursable business expenses.

                  In October 2000, the board of directors issued 24,000 shares to a consultant at a market price of $3.00 as a final settlement of consulting fees of $120,000 accrued but not paid. The difference was credited to consulting fees during the year June 30, 2000 (see Note 8).

                  In January 2001, the Company issued 66,667 shares of common stock to Richard W. Devries, Professional Corporation, the attorney for EMSI, at a purchase price of $1.50 per share.

                  In July 2001, the Company cancelled all 12,500 shares previously issued but not delivered to FEC due to the non-performance of its obligations under its agreement with the Company (see Notes 2, 3 and 9).

                  In July 2001, the Company cancelled 6,394 shares previously issued but not delivered to Etablissement Asteiss ("EA") due to the non-performance of its obligations under a contract to perform services.

                  As a result of the aforementioned cancelled shares previously issued to FEC and EA, a gain of $18,900 has been included in the consolidated statement of operations for the year ended June 30, 2002 (fair value - $1.00 per share) and additional paid-in capital and common stock have been reduced by $18,881 and $19, respectively, during the year ended June 30, 2002.

            LOTTERY & WAGERING SOLUTIONS, INC. AND SUBSIDIARIES

                        F/K/A CCA COMPANIES INCORPORATED

              Notes to Consolidated Financial Statement (Continued)


NOTE 4 - CAPITAL STRUCTURE, PUBLIC OFFERINGS AND PRIVATE PLACEMENTS (CONTINUED)

                  In September 2001, the Company, at a special meeting of the stockholders, authorized the board of directors to affect a 1 for 20 reverse split of its common stock. The Company affected the transaction on October 1, 2001. On the date of affecting the reverse split, the common shares outstanding were consolidated from 17,762,130 shares to 888,107 and the paid-in capital was increased by $16,875 with a corresponding reduction in the common stock value (see Notes 2 and 12).

                  During the year ended June 30, 2002, the Company sold 225,000 shares of its common stock to five private investors at $2.00 per share. In consideration for acting as a placement agent for the aforementioned sale of 225,000 shares, the Company paid $50,000 and issued 50,000 shares of its common stock in March 2002, to Australasian Capital Holdings Pty Limited ("ACH") and its nominees as private placement fees.

                  In March 2002, the Company issued 100,000 shares of its common stock valued at $1.20 per share to ACH as compensation for consulting services provided by it to the Company relating to the EMSI and the Vietnam lottery project. The related $120,000 was capitalized as EMSI development costs, which was subsequently charged to operations during the year ended June 30, 2002 (see Note 1).

                  In April 2002, the Company issued 10,000 shares of its common stock valued at $1.20 per share to a consultant, Michael Davis, for consulting services provided during the year.

                  THE NASDAQ SMALL CAP MARKET DELISTING

                  In November 1999, the securities of the Company were delisted from The NASDAQ Small Cap Market. The delisting occurred due to the Company's failure to comply with certain NASDAQ Marketplace Rules relating to the bid price and filing requirements. NASDAQ was of the opinion that the Company failed to present a definitive plan that would enable it to attain compliance within a reasonable period of time and then to sustain the compliance. The panel also determined that it was unable to evaluate the true extent of the Company's compliance with NASDAQ's continued listing standards in the absence of accurate, complete and publicly filed audited financial statements. The Company's common stock is now traded on the OTC Bulletin Board.


NOTE 5  - PROPERTY, EQUIPMENT  AND LEASEHOLD IMPROVEMENTS

                  At June 30, property, equipment and leasehold improvements consist of the following:

                                                 2002           2001
                                            -----------     -----------
         Office equipment and other assets  $   322,474     $   369,136
         Casino and restaurant equipment      1,844,565       1,941,754
         Leasehold improvements               4,458,152       4,458,152
         Sakhalin project site costs          2,100,000       2,100,000
                                            -----------     -----------

                                              8,725,191       8,869,042
         Less:  Accumulated depreciation     (2,631,970)     (2,023,845)
                                            -----------     -----------

                                            $ 6,093,221     $ 6,845,197
                                            ===========     ===========

              LOTTERY & WAGERING SOLUTIONS, INC. AND SUBSIDIARIES

                        F/K/A CCA COMPANIES INCORPORATED

              Notes to Consolidated Financial Statement (Continued)


NOTE 5 - PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS (CONTINUED)

         Depreciation expense was $755,562 for the year ended June 30, 2002, $770,478 for the year ended June 30, 2001, and $784,462 for the year ended June 30, 2000.

NOTE 6 - INCOME TAXES

         LWSI AND DORSETT

         At June 30, 2002, LWSI and Dorsett had United States net operating loss carryforwards ("NOL") of approximately $8,296,000 that expire at various dates through 2022. In the event of a change in ownership of the Company, the utilization of the NOL will be subject to limitation under certain provisions of the United States Internal Revenue Code. In addition, at June 30, 2002, LWSI and Dorsett had capital loss carryovers of approximately $5,595,000 which generally can only be used to offset capital gains. Unused capital losses are carried forward indefinitely until they can be used against future capital gains.

         LWSI and Dorsett will be subject to corporate income tax rates as high as 39% if they produce a profit in the United States.

         SCC

         At June 30, 2002, the SCC had net operating loss carryforwards ("NOL") of approximately $4,159,000 that expire through 2008. NOLS are limited to 20% of the loss per year for five consecutive years after they are incurred.

         SCC will be subject to Russian Corporate tax on taxable profits and gambling tax once the Sakhalin Project commences operations. Currently, the Federal profit tax is 11% and the regional tax can be as high as 19%. In addition, gambling tax is levied based on fixed rates per gambling table, betting booking office and slot machines.

         Repatriation of profits generated by SCC in the Russian Federation by LWSI may be highly regulated by the Russian Central Bank and the Taxing Authority. Any transfers of funds to entities outside the Russian Federation require special authorization from the Central Bank and the payment of dividends are subject to heavy double taxation laws. The Company believes that once the Sakhalin Project commences operations, the Russian Central Bank and the Taxing Authority will make profit repatriation concessions available.

         SGTI

         SGTI, which holds the Company's investment in SCC, is incorporated in Cyprus. Companies that are registered in Cyprus but are managed and controlled outside of Cyprus are not liable for tax on income occurring, derived and received outside of the country.

              LOTTERY & WAGERING SOLUTIONS, INC. AND SUBSIDIARIES

                        F/K/A CCA COMPANIES INCORPORATED

              Notes to Consolidated Financial Statement (Continued)




NOTE 6 - INCOME TAXES (CONTINUED)

         SURINAME CASINO

         In June 2000, the Suriname Government (the "Government") arbitrarily assessed and demanded that SLC pay $161,765 for the calendar year 1998 and $42,600 for the calendar year 1999 against tax and penalties that may be owed. Subsequently, the Government arbitrarily assessed an additional tax of $110,000 for the calendar year 2000.

         In 2002, SLC, based upon an agreement with the Government, settled and paid an additional amount of approximately $363,000 as full and final payment towards the income tax for calendar years 1998 to 2000.

         For calendar year 2001, SLC, based on an agreement with the Government, settled and paid tax of approximately $450,000. Of this amount, $250,000 was paid prior to June 30, 2002 and the balance of approximately $200,000 was paid in August 2002.

         Though the Suriname Hazard Games Act of 1962 stipulates that income taxes are payable at a rate of 50% of the net taxable income, for the period January 1, 2002 to June 2002, SLC has provided income tax at a rate of 33% of the proceeds based upon past experience when settling its tax obligations with the Government. SLC pays taxes, on an estimated basis, in quarterly installments. As at June 30, 2002, SLC has paid approximately $57,500 toward estimated tax for the first quarter of 2002.

         Further, in order to augment the tax revenues from the gaming sector, the Government for some time has considered applying value added tax ("VAT") on slot machines. This received much attention and reviews, but was never instituted. This initiative was replaced by the new efforts to initiate a fixed monthly fee on cash slot machines and gaming tables and the reduction of the 50% corporate tax on casino operations. This is in the discussion process and, as yet, no formal proposal has been sent into the legislative system. At this time, the Company cannot quantify the amount payable, if any, for VAT on slot machines and gaming tables.

         Subsequent to June 2000, the Government of Suriname imposed import duties on the SLC's operating assets. SLC accrued and capitalized the amount assessed as of June 30, 2000 and is amortizing the balance over five years commencing retroactively as of April 1, 1999.

               LOTTERY & WAGERING SOLUTIONS, INC. AND SUBSIDIARIES

                        F/K/A CCA COMPANIES INCORPORATED

              Notes to Consolidated Financial Statement (Continued)



NOTE 6 - INCOME TAXES (CONTINUED)

         INCOME TAX PROVISION

         The income tax provision as of June 30, 2002 consists of the following:

                                                  Year Ended
                                                 June 30, 2002
                                                 -------------
          Current:
             U.S. Federal                         $        -
             State and local                               -
             International                            756,306
                                                  -----------

          Total current tax provision                 756,306
                                                  -----------

          Deferred:
             U.S. Federal                                  -
             State and local                               -
             International                                 -
                                                  -----------

          Total provision for income taxes        $   756,306
                                                  ===========



         Items that give rise to deferred tax accounts as of June 30, 2002 are as follows:

                                                  Year Ended
                                                 June 30, 2002
                                                 -------------
          Deferred tax assets:
             U.S. loss carryforwards              $ 4,024,000
             International (Russian)
                loss carryforwards                  1,247,700
                                                  -----------


          Net deferred tax asset before
            valuation allowances                    5,271,700
          Deferred tax asset
             valuation allowance                    5,271,700
                                                  -----------

          Net deferred tax                        $        -
                                                  ===========


         Realization of any portion of the Company's deferred tax asset at June 30, 2002 is dependent upon future earnings and capital gains. Due to the uncertainty of future earnings and capital gains, a full valuation allowance has been provided.

               LOTTERY & WAGERING SOLUTIONS, INC. AND SUBSIDIARIES

                        F/K/A CCA COMPANIES INCORPORATED

              Notes to Consolidated Financial Statement (Continued)



NOTE 6 - INCOME TAXES (CONTINUED)

         Cumulative undistributed earnings of foreign subsidiaries at June 30, 2002 and 2001 of $1,844,000 and 964,000, respectively, are considered to be permanently reinvested and are not expected to be remitted to the Company. Accordingly, no United States Federal income or deferred taxes have been provided on such earnings.

NOTE 7 - NOTES PAYABLE

         In December 1998, the Company arranged to borrow 1.0 million dollars from Parbhoe. Ultimately, only $750,000 was advanced, which SLC used to complete the construction of the casino. The loan was subject to a 4% monthly interest rate and was payable within six months of the disbursement. The loan was paid off in full in August of 1999.

         In October 1999, the Company obtained financing through a convertible note of $350,000 from Danville Investments Pty. Ltd., Australia ("Danville"). The Company recorded the loan for $215,000 that was net of a $135,000 discount, which was recorded as deferred interest expense. The deferred interest expense was amortized and expensed over the life of the loan. The loan was subject to interest at the rate of 15% per annum, payable in full at the maturity of the loan in April 2000. The Company was obligated to deposit, on a monthly basis, no less than $30,000 in a separate bank account towards payment of the loan. In addition, Danville was issued warrants to purchase the Company's common stock. The Company pledged all principal payments, interest and management fees due to the Company from Suriname Leisure Company as security against the loan. Danville, in December 1999, exercised its option to convert $185,000 of the principal of the loan plus accrued interest of $10,500 into shares of the Company's stock. The Company paid off the remaining balance of $165,000 plus interest in April 2000 (see Notes 4 and 10).

         In January 2000, the Company borrowed $300,000 from Stanton. The Company recorded the loan for $283,000 that was net of a $17,000 discount, which was recorded as deferred interest expense. The deferred interest expense was amortized and expensed over the life of the loan. Interest on the loan was calculated at the Wall Street Journal prime rate, payable on a monthly basis. The terms of the promissory note required that the Company repay the loan in four monthly installments of $15,000 commencing February 2000, seven monthly installments of $30,000 commencing June 2000, and a final payment of $30,000 on or before December 31, 2000. The Company granted Stanton a security interest, subordinated to Danville's interest, in all principal payments, interest and management fees due to the Company from Suriname Leisure Company and issued Stanton warrants to purchase shares of the Company's common stock. The Company was unable to meet the original repayment schedule on the Stanton debt and had made payments based on the availability of funds. The Company paid off the remaining balance of $75,000 plus interest in January 2002 (see Notes 8 and 10).

               LOTTERY & WAGERING SOLUTIONS, INC. AND SUBSIDIARIES

                        F/K/A CCA COMPANIES INCORPORATED

              Notes to Consolidated Financial Statement (Continued)



NOTE 7 - NOTES PAYABLE  (CONTINUED)

         In March 2000, the Company borrowed $150,000 from Galileo Capital LLC ("Galileo") utilizing convertible debt. The Company recorded the loan for $146,600 that was net of a $3,400 discount, which was recorded as deferred interest expense. The deferred interest expense was amortized and expensed over the life of the loan. The loan was subject to interest at the rate of 10% per annum, payable in full at the maturity of the loan in October 2000. The Company was required to pay six equal monthly installments of $25,000 commencing May 2000. As additional consideration for the loan, the Company issued 7,500 warrants to Galileo to purchase shares of the Company's common stock. The warrants are exercisable at $5.00 per share and expire in two years from the date that underlying shares are registered. The Company was unable to meet the original repayment schedule and repaid the loan in full in February 2001 (see Note 10).

         In September 1998, LWSI borrowed $600,000 from its 50% co-owner in SLC, Parbhoe, for the construction of its permanent casino facilities. Interest on the loan is calculated using an interest rate of 3% per month (see Note 9).

         The outstanding balance of loans owing to Parbhoe by LWSI is to be paid out of the excess cash flow generated by the operations of SLC. Principal payments of approximately $0.15 of every $1.00 of the excess cash flow are being set aside to pay back the advances owed to Parbhoe (see Notes 2 and 9).

NOTE 8 - RELATED PARTY TRANSACTIONS

         LEGAL

         The Company incurred legal fees of approximately $10,000 for the year ended June 30, 2000 to legal counsel owning securities in the Company ("Related Counsel"). Related Counsel provided no legal services in 2001 and 2002.

         The Company repriced the exercise price of options and warrants previously granted to Related Counsel during the year ending June 30, 2000 and expensed approximately $2,000 (see Note 10).

         The Company also issued to Related Counsel additional warrants and expensed approximately $8,000 in June 30, 2000 (see Note 10).

               LOTTERY & WAGERING SOLUTIONS, INC. AND SUBSIDIARIES

                        F/K/A CCA COMPANIES INCORPORATED

              Notes to Consolidated Financial Statement (Continued)




NOTE 8 - RELATED PARTY TRANSACTIONS (CONTINUED)

         CONSULTANTS

         The Company was a party to an agreement (the "Casino Consulting Agreement") with Star Casinos Limited, (the "Casino Consultant") which expired in December 1999. Under the Casino Consulting Agreement, the Casino Consultant agreed to provide consulting and technical services to the Company and any affiliated entities for a period of two years. David Hartley, who subsequently became the president of the Casino Division of the Company, owned the Casino Consultant. Under the terms of the Casino Consulting Agreement, the Casino Consultant received $250,000 annually plus reimbursement of reasonable expenses. At the end of the term of the agreement, the Casino Consultant was also entitled to receive a $250,000 bonus. At that time, the Casino Consultant agreed to accept the Company's common stock in place of the $250,000 bonus due to him. The agreement also binds the Casino Consultant to a two-year non-compete, non-solicitation provision after termination of the agreement (see Note 4).

         After the Casino Consulting Agreement concluded, the Casino Consultant agreed to continue providing the consulting services on a month-to-month basis at an annualized rate of $250,000, until December 2001. Commencing January 2002, David Hartley is no longer the president of the Casino Division of the Company, but remains as a consultant. Also commencing January 2002, the Casino Consultant agreed to provide consultant services on a month to month basis at a reduced annualized rate of $150,000.

         The Company paid the Casino Consultant $130,000 during the year ended June 30, 2000, $225,000 during the year ended June 30, 2001 and $200,000 for the year ended June 30, 2002. In addition, the Company accrued additional consulting fees of $72,000 for the year ended June 30, 2000 (see Note 4) and $25,000 for the year ended June 30, 2001 plus the reimbursement of reasonable expenses. The Casino Consultant was paid in full during the year ended June 30, 2002.

         DIRECTORS

         The Company borrowed from Stanton & Associates $300,000 in January 2000. Mr. James Stanton, the owner of Stanton & Associates, is a director of the Company (see Notes 7 and 10).

         PRESIDENT, CEO, DIRECTOR

         In December 1999, Dempster's nominees were granted plan options in consideration for services performed (see Note 10).

               LOTTERY & WAGERING SOLUTIONS, INC. AND SUBSIDIARIES

                        F/K/A CCA COMPANIES INCORPORATED

              Notes to Consolidated Financial Statement (Continued)



NOTE 9 - COMMITMENTS AND CONTINGENCIES

         RENTAL COMMITMENTS

         The Company rents office space and facilities in the United States under non-cancelable leases through September 2002. In May 2002, the Company entered into an agreement to rent new office space in the United States for thirteen months starting July 1, 2002, at an average monthly rate of approximately $1,100. The minimum future rental commitment for leases in effect at June 30, 2002 approximates the following:

                        Years Ended
                          June 30
                        -----------
                           2003                $  16,183
                           2004                    1,100
                                               ---------
                                               $  17,283

         The Suriname casino currently occupies two leased floors, totaling approximately 20,000 square feet, in the Plaza Hotel, which is in downtown Paramaribo. The Company leased the casino premises from Parbhoe, a 50% shareholder in SLC, for fifteen years ending in February 2013, for a yearly base rent of $200,000, subject to future increases based on the Suriname Consumer Price Index.

         The Company continued to pay rent at the same rate from the beginning of the lease to June 2000 without providing for any increase in rent. Suriname law regulates the maximum amount of rent that a landlord can charge. In July 2000, the Company determined, based on the maximum rent that can be charged under Suriname law, that it had been overcharged. The Company is currently attempting to recover the excess rent charged of approximately $315,000 in the Courts based on a Government validated valuation of the maximum rent permissible under Suriname law. In July 2000, the Company commenced paying, and subsequently, when it was unable to pay rent due to a lien on Parbhoe's assets by Surinaamsche Bank, set aside a reduced rental of approximately $3,200 per month based on the valuation and a decision of the District Commissioner. Only once the litigation is settled will the Company be able to predict the future rental expense in Suriname. For the year ended June 30, 2002, the Company has provided a reserve of $24,000 to provide for any contingencies relating to rent (see Note 2).

               LOTTERY & WAGERING SOLUTIONS, INC. AND SUBSIDIARIES

                        F/K/A CCA COMPANIES INCORPORATED

              Notes to Consolidated Financial Statement (Continued)


NOTE 9 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

         Rent expense was $93,883 for the year ended June 30, 2002, $82,176 for the year ended June 30, 2001, and $256,698 for the year ended June 30, 2000.

         Parbhoe has made a counterclaim of approximately $484,000 for rent in arrears and has asked for the dissolution of the lease agreement and payment of back rent. Management through consultation with legal counsel is of the opinion that this case would not hold up due to the reasons mentioned in the preceding paragraphs as well as other legal arguments.

         LITIGATION AND ARBITRATION

         The Company anticipates that it will be subjected to various lawsuits, claims and proceedings of a nature considered normal to its business.

         KAI MICHAELSEN ("MICHAELSEN") AND ZAMORA INVESTMENTS PTE LTD.
         ("ZAMORA")

         As a result of the termination of the Hotel Management Agreements in November 1998 (see Notes 2 and 3), FEC assumed any and all financial obligations with respect to the employment of the President, Michaelsen, of the Company's hotel management subsidiary, DHRI. After a thorough independent review of Michaelsen's performance including an extensive investigation into allegations made by FEC regarding Michaelsen's operating decisions, Michaelsen's employment was officially terminated in April 1999. In April 1999, Michaelsen filed a claim against LWSI for a lump sum payment of approximately $240,000 for past and future services under his employment and consulting agreements and requested an arbitration hearing with the American Arbitration Association.

         The Company obtained a temporary restraining order staying the arbitration and petitioned the New York Supreme Court for a permanent stay of the hearing. It was the Company's contention that there was no arbitration agreement between Michaelsen and LWSI. On March 31, 2000, the Court granted the Company's petition to permanently stay the arbitration. Subsequent to the order of stay, Michaelsen's Company, Zamora, filed a claim against Dorsett for $80,000 in a new arbitration claim. In September 2000, the Company settled the matter with Michaelsen and Zamora and paid $40,000 in exchange for complete releases.

               LOTTERY & WAGERING SOLUTIONS, INC. AND SUBSIDIARIES

                        F/K/A CCA COMPANIES INCORPORATED

              Notes to Consolidated Financial Statement (Continued)


NOTE 9 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

         At June 30, 2001, the Company held 12,500 shares that were issued but never delivered to FEC pursuant to the November 1998 termination agreement. It was the Company's position that the settlement of $40,000 plus legal fees of $47,000 incurred by the Company must be repaid by FEC for the Company to deliver the shares. On July 11, 2001, the Company cancelled the shares due to FEC's failure to fulfill its obligations under the terms of the agreement (see Notes 2, 3 and 4).

         FOX HAVEN CAPITAL CORPORATION AND UNITED RESOURCES PARTNERS (COLLECTIVELY "FOX HAVEN")

         During 1998, the Company utilized unsuccessfully the services of Fox Haven to secure financing. In August of 1999, Fox Haven filed a Demand for Arbitration before the American Arbitration Association demanding a payment of $250,000 from the Company as liquidated damages. Fox Haven alleged that the Company breached the letter of agreement by failing to secure adequate collateral for the proposed loan according to the terms of the letter agreement. The Company denied all material allegations of the claim and filed counterclaims alleging Fox Haven breached its obligations to the Company by misrepresenting its abilities to secure capital financing.

         On August 22, 2000, all of Fox Haven's claims were denied and the Company was awarded $106,289 representing a full refund of the $25,000 paid to Fox Haven by the Company plus the Company's attorney's fees and costs. To date, the Company has not been paid any amount against the award and the Company's ability to collect the judgment is considered remote.

         BREACH OF SLC LEASE

         SLC's landlord, Parbhoe, by contract, is required to provide air conditioning for the areas leased. Due to Parbhoe's failure to perform timely, SLC paid $201,000 to have air conditioning equipment installed in order to get the leased area ready for occupancy more quickly. Litigation is anticipated to recover the expenditure. Parbhoe by contract, is also required to provide water and electricity for the casino. SLC had to incur further expenditure of approximately $158,000 towards expansion of water and electricity installations to adequately service the leased area. SLC has filed a claim to recover the amount. SLC has also filed a claim of approximately $87,000 for costs incurred to renovate the Plaza Hotel building owned by Parbhoe.

         MARITIME SERVICES CORPORATION ("MSC")

         In September 2000, MSC brought an action in the United States District Court of Oregon seeking damages in the amount of $200,250 plus interest. MSC claimed that the Company issued its own shares in 1998 as partial payment for construction work performed and that the Company was obligated to buy the shares back for the amount claimed as damages. In March 2002, the Company and MSC entered into a settlement agreement (see Note 4).

               LOTTERY & WAGERING SOLUTIONS, INC. AND SUBSIDIARIES

                        F/K/A CCA COMPANIES INCORPORATED

              Notes to Consolidated Financial Statement (Continued)



NOTE 9 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

         NOTE PAYABLE

         Parbhoe has made a demand on SLC for the repayment in full of the $600,000 loan it made to LWSI on September 3, 1998. At that time, Parbhoe refused to accept any interim payments on the loan. SLC has set aside the payments required to be made based on the terms of the loan (see Note 7).

         This matter is being rigorously defended in the Suriname Courts on the basis that, among other defenses, based on the loan's terms, the loan is not repayable on demand but on a pro-rata basis along with existing and new loans that are outstanding to LWSI and additionally, the loan is owed by LWSI and not SLC.

         This claim was denied to Parbhoe. SLC is unable to make payments to Parbhoe due to controversy connected with certain liens filed against Parbhoe's estate.

         SLC JOINT VENTURE AGREEMENT

         The joint venture agreement between Parbhoe and Dorsett stipulates that one party obtains an option to buy the shares of the other party, if "a change of control" occurs within that other party. As one partner of Parbhoe passed away in September 2001, such a change of control occurred. Dorsett therefore seeks to exercise this option to purchase Parbhoe's shares in SLC.

NOTE 10 - STOCK OPTIONS AND WARRANTS

         The Company applies FASB Interpretation 44, Accounting For Certain Transactions Involving Stock Compensation - An interpretation of APB
         25. In addition, the Company applies APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for employee stock options. Under FASB Interpretation 44 and APB Opinion 25, because the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation cost is recognized.

         SFAS No. 123, Accounting for Stock Based Compensation allows the continued application of APB 25 for financial reporting provided that the Company discloses in the notes the pro forma effects of the fair value based method.

         Options that have been granted are exercisable either one-third annually at each anniversary date from the date of grant or they are exercisable immediately. In addition, they have maximum terms of not more than four years and they are not transferable. The Company has extended the terms of 41,875 warrants and options for two years.

               LOTTERY & WAGERING SOLUTIONS, INC. AND SUBSIDIARIES

                        F/K/A CCA COMPANIES INCORPORATED

              Notes to Consolidated Financial Statement (Continued)



NOTE 10 - STOCK OPTIONS AND WARRANTS (CONTINUED)

         The Company estimates the fair value of each stock option or warrant at the grant date by using the Black-Scholes option-pricing model.

         PLAN OPTIONS

         The Company's 1996 Stock Option Plan (the "Plan") was adopted in November 1996, and amended in December 1996, April 1997, December 1997 and September 2001. The Plan provides for adjustments in the number and type of shares covered by the Plan and options granted in the event of any reorganization, merger, re-capitalization or certain other transactions involving the Company. Accordingly, in September 2001, the Plan was amended to increase the number of shares available for grant (after giving effect to the Share Consolidation) from 250,000 shares to 3,000,000 shares. Under the Plan, which authorizes the granting of incentive stock options or non-incentive stock options the maximum number of shares of common stock for which options may be granted is 3,000,000 shares. As of June 30, 2002, 142,125 options to purchase shares of common stock had been granted under the Plan.

         The Company has set aside 2,857,875 shares of common stock for future options that may be granted under the Plan.

         The Company granted a total of 50,000 fully vested options, valid for four years, to Tilden Park Ltd., a nominee of Dempster, the President and the CEO and a Director of the Company in December 1999 (see Note
         8). The options are exercisable at $2.00 per share.

         In October 2000, the Company granted fully vested four-year options to purchase 25,000 shares to Miles Greenberg, the Chief Financial Officer and director (effective from September 26, 2001) of the Company, at an exercise price of $2.00 per share.

         In 2002, 1,750 options were forfeited.

         NON PLAN OPTIONS

         In addition to the options granted under the Plan, the Company has issued an additional 94,856 non-plan options. Of the 94,856 options issued, there were 94,506 non plan options outstanding as of July 1, 1999. In 2001, 38,106 options were forfeited and in 2000, 6,400 options were forfeited. No options were forfeited in 2002. No options were exercised during the years 2000, 2001 and 2002.

         FASB Statement 123, "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net income
         (loss) and net income (loss) per share as if compensation cost for the Company's employee stock options had been determined in accordance with the fair value based method prescribed in FASB Statement 123.

               LOTTERY & WAGERING SOLUTIONS, INC. AND SUBSIDIARIES

                        F/K/A CCA COMPANIES INCORPORATED

              Notes to Consolidated Financial Statement (Continued)




NOTE 10 - STOCK OPTIONS AND WARRANTS (CONTINUED)

         The Company utilized the following weighted-average assumptions to determine fair value:

                                             Year Ended June 30,
                                ----------------------------------------------
                                     2002            2001           2000
                                ----------------------------------------------
         Risk free interest rate       6%              6%             6%
         Expected life              4 years        4 years         4 years
         Expected volatility          0.5            0.5             0.5
         Dividend yield               0.0            0.0             0.0



         Under the accounting provisions of FASB Statement 123, the Company's pro forma net loss and loss per share would have been as follows:

                                              Year Ended June 30,
                                ----------------------------------------------
                                     2002            2001            2000
                                ----------------------------------------------
         Net loss:
           As reported             $(604,511)      $(519,665)    $(15,339,310)
                                   =========       =========     ============

           Pro forma               $(604,511)      $(552,665)    $(15,399,672)
                                   =========       =========     ============


         Net loss per common
          share basic and
            diluted:
           As reported             $   (0.61)      $    (.60)    $    (20.14)
                                   =========       =========     ===========

           Pro forma               $   (0.61)      $   (0.64)    $    (20.22)
                                   =========       =========     ===========

               LOTTERY & WAGERING SOLUTIONS, INC. AND SUBSIDIARIES

                        F/K/A CCA COMPANIES INCORPORATED

              Notes to Consolidated Financial Statement (Continued)


NOTE 10 - STOCK OPTIONS AND WARRANTS (CONTINUED)

         A summary of the status of the Company's fixed stock option plan and non plan options as of June 30, 2002, 2001 and 2000 and changes during the years then ended is presented below:

                               June 30, 2002        June 30, 2001       June 30, 2000
                            --------------------  ------------------  -------------------
                                       Weighted            Weighted            Weighted
                                        Average             Average             Average
                                       Exercise            Exercise            Exercise
                              Shares     Price    Shares     Price    Shares     Price
                              ------   --------  -------   ---------  ------   ---------
          Options
           outstanding
           at beginning
            of year          192,625      5.40   246,731    $22.00   203,131    $39.80
          Granted              1,250      5.00    25,000      2.00    50,000      5.00
          Exercised                -         -         -         -         -         -
          Forfeited           (1,750)   (93.43)  (79,106)   (52.80)   (6,400)   (15.40)
                              ------    ------   -------   -------   -------   -------

          Options
           outstanding
           at end of year    192,125      4.64   192,625     $5.40   246,731    $22.00
                             =======   =======   =======   =======   =======   =======

          Options
           exercisable
           at end of year    191,125      4.63   191,625     $5.40   239,481    $21.80
                             =======   =======   =======   =======   =======   =======

          Weighted-average
           fair value of
           options granted
           during the year               $0.13              $ 0.40              $ 0.40
                                         =====              ======              ======




         The following table presents information relating to stock options outstanding at June 30, 2002:

                            OPTIONS OUTSTANDING           OPTIONS EXERCISABLE
                      ---------------------------------------------------------
                                 Weighted     Average                Weighted
                                  Average    Remaining                Average
          Exercise               Exercise     Life in                 Exercise
           Price      Shares       Price       Years      Shares       Price
         ---------  ---------    --------    ---------    -------    ---------
         $2.00        158,750      $  2.00       1.07     158,750      $ 2.00
         $5.00         17,125        5.00        0.95      16,125        5.00
         $30.00        16,250       30.00        0.44      16,250       30.00
                    ---------      ------      ------     -------      ------

                      192,125      $ 4.64        1.00     191,125      $ 4.63
                    =========      ======      ======     =======      ======


         No options have been exercised in 2001 and 2002.

               LOTTERY & WAGERING SOLUTIONS, INC. AND SUBSIDIARIES

                        F/K/A CCA COMPANIES INCORPORATED

              Notes to Consolidated Financial Statement (Continued)



NOTE 10 - STOCK OPTIONS AND WARRANTS (CONTINUED)

         WARRANTS

         In July and August 1999, the Company agreed to issue warrants to purchase 4,167 shares of the Company's common stock, at $20.00 per share to two investors. The warrants expired without being exercised (see Note 4).

         In connection with the acquisition of financing, the Company issued 35,000 warrants to Danville in October 1999 (see Notes 4 and 7), 25,000 warrants to Stanton in January 2000 (see Notes 7 and 8) and 7,500 to Galileo Capital, LLC in March 2000 to purchase the Company's common stock at $5.00 per share (see Note 7). The Galileo warrants expire in two years from the date the Company files a new registration, the Danville warrants expire three years from the date of grant and the Stanton warrants expire four years from the date of grant. The warrants were valued at $155,400.

         In December 1999, the Company issued warrants to an investor and past underwriter to acquire 22,500 shares of common stock for past services rendered at a price of $10.00 per share.

         In January 2000, the Company issued warrants to Related Counsel for services rendered to acquire 11,250 shares of the Company's common stock at a price of $5.00 per share and expensed $8,000 in June 30, 2000 (see Note 8).

         At June 30, 2002, the Company had warrants amounting to 185,416 outstanding. No warrants have been exercised. All warrants were exercisable on the day of grant. During 2002, no warrants were granted and 45,784 warrants expired.

         REPRICING OF OPTIONS AND WARRANTS

         In December 1999, the Company's Board of Directors agreed to reprice the exercise price of 96,000 stock options previously granted to directors, officers and employees from $30.00 to an exercise price of $5.00.

         In 2000, the Company recorded a charge of approximately $10,000 for the repricing of 30,000 options and 7,500 warrants from $30.00 to $5.00 previously granted to directors and recorded a charge of $2,000 for repricing 10,625 options and 1,250 warrants from $30.00 to $5.00 previously granted to Related Counsel (see Note 8).

         In October 2000, the Company repriced 111,500 options issued to officers and employees from $5.00 to $2.00. In addition, options of 25,000 and warrants of 32,500 issued to Stanton, a related party, were also repriced from $5.00 to $2.00 and the Company recorded a charge of approximately $13,000 for the repricing.

               LOTTERY & WAGERING SOLUTIONS, INC. AND SUBSIDIARIES

                        F/K/A CCA COMPANIES INCORPORATED

              Notes to Consolidated Financial Statement (Continued)


NOTE 10 - STOCK OPTIONS AND WARRANTS (CONTINUED)

         COMMON STOCK SET ASIDE

         Currently, the Company has reserved 377,541 shares of common stock for exercise of options and warrants.

NOTE 11 - NON-BINDING WRITTEN LETTER OF INTENT

         In February 2001, the Company entered into a non-binding written letter of intent with Applied Gaming Solutions of Canada, Inc., a corporation organized under the laws of Alberta, Canada ("AGS"). The terms of the letter of intent contemplate that the Company would purchase certain AGS assets which include its operating contract with the Construction Lottery of the Capital Hanoi ("CCC"), equipment, infrastructure, retail sales outlets and organization and personnel relations and for cash and shares of common stock in the Company. Since approximately August 1999, AGS has marketed and to some extent operated CCC's on-line lottery business in Vietnam in and around Hanoi City. Under the letter of intent, the Company was to pay a total of $1,250,000 in cash and to issue 1,000,000 shares of common stock at the closing (the "AGS Closing"). This agreement has since been terminated.

         During 2002, a new agreement has been entered into between LWSI and AGS (see Note 12 for a further description of the agreement).

NOTE 12 - PURCHASE CONTRACT (See Notes 2,4 and 11)

         In May 2001, the Company entered into a formal, written contract (the "Purchase Contract") with six entities (collectively, the "Vendors") to purchase all of the issued and outstanding common stock of Emerging Market Solutions International, Inc. ("EMSI") for 5,500,000 shares of the Company's stock. The Purchase Contract was approved by the shareholders in September 2001. The Purchase Contract provided for a closing date on or before September 28, 2001, but was subsequently deferred to December 2002.

         EMSI holds an exclusive contract (the "Lottery Gaming System Contract") to supply on-line lottery and sports betting systems in Ho Chi Minh City and the Southern provinces of Vietnam (the "Territory"). The Lottery Gaming System Contract is between EMSI and Detetour, Corporation for Development of New Technology and Tourism ("Detetour"), now known as NEWTATCO, an entity owned by the Sovereign Socialist Republic of Vietnam and extends ten years from the date that the first on-line sales begin on the on-line lottery gaming system. The deadline to implement the Lottery Gaming System Contract has been extended to November 2002. NEWTATCO is an entity owned by the sovereign Socialist Republic of Vietnam and controlled by the National Centre of Natural Science and Technology. The laws of the Socialist Republic of Vietnam, for the most part, govern the Lottery Gaming System Contract. No on-line lottery or sports betting operations have previously been conducted under Vietnamese authority within the Territory. EMSI has no other assets, liabilities or obligations and no formal operations have commenced as of June 30, 2002.

               LOTTERY & WAGERING SOLUTIONS, INC. AND SUBSIDIARIES

                        F/K/A CCA COMPANIES INCORPORATED

              Notes to Consolidated Financial Statement (Continued)



NOTE 12 - PURCHASE CONTRACT (CONTINUED)

         The obligations under the Purchase Contract were conditioned on the Company affecting a reverse split, securing a listing of the Company's common stock on a reputable "exchange" and funding EMSI with $3,000,000. The Company was required by the Purchase Contract to use its best efforts to fulfill these conditions.

         The Company planned to fund EMSI by selling up to 1,500,000 additional shares of its common stock (the "Funding Shares") (measured after the Share Consolidation) for not less than $2.00 per share. The Company or the Vendors could cancel the Purchase Contract if the Funding Shares were not sold prior to September 28, 2001. If, despite its best efforts, the Company was unable to fulfill any of the conditions described above by the closing date, either the Vendors or the Company could declare the Purchase Contract terminated and of no effect.

         The Company to date advanced and incurred expenditures relating to the EMSI project of EMSI approximately $1,500,000 (the "Advances"). As of June 30, 2002, approximately $1,090,000 was capitalized as advances to EMSI and approximately $268,000 was charged to operations. These Advances were funded by sale of common stock to certain private investors for $450,000 and the balance was funded from operating funds available to the Company. The Advances are not secured and there is no assurance that the Advances will be repaid to the Company.

         The Company has not been able to fulfill all the conditions and, although the period within which to do so has been extended until December 31, 2002, the Company, in October 2002, has entered into an agreement AGS and the Vendors. AGS holds a contract with NEWTATCO to manage certain aspects of the existing on-line lottery operations in Hanoi City. Under the terms of the agreement (the "Exchange Agreement"), among other conditions, AGS is to acquire EMSI, affect a share consolidation with a ten to one reverse split and convert the Advances into shares of common stock of AGS, (the stock of which is traded on the Canadian Venture Exchange) after the share consolidation. Under the Exchange Agreement, the Company would release EMSI from its obligations to repay the Advances owed to the Company and AGS would issue shares of its common stock at a rate of one share for each C$.30 of the Advances released provided that the then average quoted bid and asked price per AGS share is not less than C$.30. It is anticipated that, upon conversion pursuant to the Exchange Agreement, the stockholders of the Company will indirectly hold approximately the same percentage of equity in the total lottery operation in the Territory as they held in EMSI under the Purchase Contract. In the event that the Exchange Agreement is not consummated, EMSI acknowledges to treat the Advances as unsecured loans due to be paid by EMSI on or before December 31, 2004 and AGS agreed to guarantee repayment by EMSI by that date.

               LOTTERY & WAGERING SOLUTIONS, INC. AND SUBSIDIARIES

                        F/K/A CCA COMPANIES INCORPORATED

              Notes to Consolidated Financial Statement (Continued)



NOTE 12 - PURCHASE CONTRACT (CONTINUED)

         Consummation of the Exchange Agreement is subject to the fulfillment of various conditions, including the restructuring, prior to December 31, 2002, by AGS of its capital stock and its debt obligations with its creditors, obtaining the necessary regulatory and other approvals, AGS demonstrating, to the reasonable satisfaction of the Company, its financial ability to continue its operations and developing lottery operations in Ho Chi Minh City.

         In anticipation of the Exchange Agreement being fulfilled, on July 25, 2002, the shareholders of AGS, in a special meeting, approved a resolution to restructure AGS, which among other things, included the acquisition of EMSI, share consolidation with a ten to one reverse split, restructure of its debt obligations with its creditors, the assumption of the Advances and the issuance shares of AGS's common stock for the Advances assumed. AGS has approved issuance of 6,500,000 common shares at a deemed issue price of C$.30 per post consolidated common share in lieu of C$1,950,000 (approximately $1,284,000) advanced by LWSI to EMSI as of May 31, 2002. AGS has further agreed to issue additional shares of its common stock for further advances made to EMSI by the Company after May 2002. There is no assurance that the Exchange Agreement will be consummated. Therefore, during the year ended June 30, 2002, approximately $840,000 of the advances was charged to operations as a reserve for the impairment of amounts advanced (see
         Note 2) and approximately $268,000 of the advances were expensed as operating costs in the consolidated statement of operations.