Form 10-Q
period 2002-09-30
LOTTERY & WAGERING SOLUTIONS INC
filed 2002-11-14
CIK 1026671

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                  -------------

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

                           Commission File No. 0-22191

                        LOTTERY & WAGERING SOLUTIONS INC.
          -----------------------------------------------------------
           (Name of Small Business Issuer as specified in its Charter)

                DELAWARE                              65-0675901
               ----------                             ----------
    (State or Other Jurisdiction of                 (I.R.S. Employer
     Incorporation or Organization)              Identification Number)

                                8201 PETERS ROAD
                                   SUITE 1000
                            FT. LAUDERDALE, FL 33324
                    (Address of Principal Executive Offices)

                                 (954) 916-2610
                                ----------------
                     (Company's Telephone Number, Including Area Code)

                                       N/A
              (Former Name, Former Address and Former Fiscal Year,
                          if changed Since Last Report)

      State the number of shares outstanding of the issuer's common stock, as of the latest practicable date.

                 Class                     Outstanding at November 14, 2002
                 ------                    --------------------------------
     Common Stock, $.001 par value                 1,268,659 shares


      Transitional Small Business Disclosure Format (check one):

                               Yes [ ]    No. [X]

                        LOTTERY & WAGERING SOLUTIONS INC.

                              INDEX TO FORM 10-QSB

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2002
      and September 30, 2002 (unaudited).....................................1

Condensed Consolidated Statements of Operations for the Three
      Months ended September 30, 2002 (unaudited) and
      the Three Months ended September 30, 2001 (unaudited)..................2

Condensed Consolidated Statements of Cash Flows for the Three Months ended
      September 30, 2002 (unaudited) and the Three Months ended
      September 30, 2001 (unaudited).........................................3

Notes to Condensed Consolidated Financial Statements.........................4

Item 2.  Management's Discussion and Analysis or Plan of Operation..........11

Item 3.  Controls and Procedures ...........................................14

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings..................................................15

Item 2.  Changes in Securities and Use of Proceeds .........................15

Item 6.  Exhibits and Reports on Form 8-K ..................................15

SIGNATURES..................................................................16

CERTIFICATIONS..............................................................17

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        LOTTERY & WAGERING SOLUTIONS INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     June 30,     September 30,
ASSETS                                                 2002            2002
------                                             ------------   -------------
                                                                   (Unaudited)
CURRENT ASSETS:
Cash and cash equivalents                           $ 1,965,062    $ 1,955,920
Prepaid and other current assets                        151,322        256,751
Advances to EMSI, net                                   250,000        345,000
                                                    ------------   ------------
   Total current assets                               2,366,384      2,557,671

Sakhalin development costs                            2,100,000      2,100,000
Property, equipment and leasehold improvements,       3,993,221      3,838,403
net
Other assets                                             20,300         70,300
                                                    ------------   ------------

   TOTAL                                            $ 8,479,905    $ 8,566,374
                                                    ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses                 $ 806,318    $   819,352
Income tax payable                                      598,996        650,768
Notes payable                                           515,900        515,900
Investor deposits                                        30,000             --
                                                    ------------   ------------
    Total current liabilities                         1,951,214      1,986,020
                                                    ------------   ------------

                                                    ------------   ------------
Minority interest in consolidated subsidiary          1,864,562      2,029,913
                                                    ------------   ------------


STOCKHOLDERS' EQUITY:
Preferred stock, par value $.01, 5,000,000 shares
   authorized, no shares issued and outstanding
Common stock, par value $.001; 50,000,000 shares
   authorized; 1,273,106 shares and 1,268,659
   shares issued and outstanding at June 30,
   2002 and September 30, 2002, respectively              1,273          1,269
Additional paid-in capital                           48,210,642     48,201,301
Accumulated deficit                                 (43,547,786)   (43,652,129)
                                                    ------------   ------------
   Total stockholders' equity                         4,664,129      4,550,441
                                                    ------------   ------------

   TOTAL                                             $8,479,905    $ 8,566,374
                                                    ============   ============


See notes to condensed consolidated financial statements.

                        LOTTERY & WAGERING SOLUTIONS INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                 For the Three   For the Three
                                                    Months         Months
                                                     Ended          Ended
                                                  September 30,  September 30,
                                                      2002           2001
                                                  -------------  -------------

REVENUES                                          $ 1,626,424    $ 1,520,940

OPERATING EXPENSES:
Marketing, general and administrative               1,323,439      1,274,689
                                                  -------------  -------------

INCOME FROM OPERATIONS                                302,985        246,251

OTHER EXPENSES:
Interest expense (net)                                (4,043)        (30,801)
Loss on foreign exchange                             (96,205)         (4,865)
                                                  -------------  -------------
   Total other expenses                             (100,248)        (35,666)
                                                  -------------  -------------

Foreign income taxes                                 (141,730)      (225,549)
                                                  -------------  -------------

INCOME (LOSS) BEFORE MINORITY INTEREST                  61,007       (14,964)

Minority Interest                                    (165,351)      (112,205)
                                                  -------------  -------------

NET LOSS                                            $(104,344)    $ (127,169)
                                                  =============  =============

NET LOSS PER SHARE OF COMMON STOCK:
    Basic and Diluted                              $    (0.08)    $    (0.14)
                                                  =============  =============

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES AND COMMON SHARE EQUIVALENTS
   OUTSTANDING                                      1,273,109         890,160
                                                  =============  =============

See notes to condensed consolidated financial statements.

                        LOTTERY & WAGERING SOLUTIONS INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                  For the Three   For the Three
                                                     Months         Months
                                                      Ended          Ended
                                                   September 30,  September 30,
                                                       2002           2001
                                                   -------------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                           $  (104,344)    $(127,169)
Adjustments:
  Depreciation and amortization                        187,894       192,918
   Minority interest                                   165,351       112,205
   Deferred income taxes                                              22,500
   Gain on common stock redemption                                   (18,900)
    Changes in current assets and
      current liabilities:
     Prepaid and other current assets                 (105,429)     (101,116)
     Accounts payable, accrued expenses and
       income tax payable                               64,806       135,474
                                                   -------------   -----------
Net cash provided by operating activities              208,278       215,912
                                                   -------------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, equipment and leasehold improvements         (33,075)      (13,899)
Project development costs and other                    (50,000)      (19,230)
Funds used for notes receivable and advances           (95,000)     (132,250)
                                                   -------------   -----------
Net cash used in investing activities                 (178,075)     (165,379)
                                                   -------------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Investor deposits                                      (30,000)      150,000
Repurchase of common stock                              (9,345)
Repayments of notes payable                                          (62,759)
                                                   -------------   -----------
Net cash provided (used) by financing activities       (39,345)       87,241
                                                   -------------   -----------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                     (9,142)      137,774

CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                               1,965,062       701,873
                                                   -------------   -----------
CASH AND CASH EQUIVALENTS,
   END OF PERIOD                                   $ 1,955,920     $ 839,647
                                                   =============   ===========

See notes to condensed consolidated financial statements.

                        LOTTERY & WAGERING SOLUTIONS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(NOTE A) BASIS OF PRESENTATION AND THE COMPANY:

      Lottery & Wagering Solutions Inc. ("LWSI") was incorporated on March 6, 1996 and has adopted a fiscal year ending June 30. The accompanying unaudited condensed consolidated financial statements include the accounts of LWSI, its subsidiaries and joint venture (collectively, the "Company"). Intercompany transactions and balances have been eliminated in consolidation. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for any future interim periods or the year ending June 30, 2003.


      The balance sheet at June 30, 2002 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. For further information, refer to the audited financial statements and footnotes thereto included in the Form 10-KSB for the year ended June 30, 2002 filed by the Company.

      The subsidiaries Sakhalin General Trading and Investments Ltd. ("SGTI"), Sakhalin City Center Ltd. ("SCC") and Suriname Leisure Company A.V.V. ("SLC") are based and operating in Cyprus, Russian Federation and Suriname, respectively. The statutory currencies in the countries of incorporation are respectively the Cyprus Pound, the Russian Rouble and the Suriname Guilder. The reporting currency is the U.S. Dollar.


(NOTE B) THE COMPANY:

      Lottery & Wagering Solutions Inc. was incorporated under the laws of the State of Delaware on March 6, 1996 as Conserver Corporation of America, changed its name on December 2, 1997 to CCA Companies Incorporated, and on October 1, 2001 changed its name again. The current active business of the Company is (i) operation of a gaming casino in Suriname 50% owned by the Company, and (ii) pursuing the development of a casino and hotel project in Sakhalin in the Russian Federation on an island north of Japan (the "Sakhalin Project"). In addition, in May 2001, the Company entered into a contract under which, subject to significant pre-acquisition conditions, the Company was to acquire all of the stock of Emerging Market Solutions, Inc., ("EMSI") the sole asset of which is a lottery gaming system contract (the "Lottery Gaming System Contract") which grants to EMSI the exclusive right to provide an on-line lottery and sports betting system in Ho Chi Minh City and the Southern Provinces of Vietnam. The proposed acquisition was approved by the stockholders of the Company on September 26, 2001, but was not consummated as various preconditions to a closing were not met. The Company has entered into various agreements to restructure its investment in this project.

      Since March 1999 the Suriname casino, owned by Suriname Leisure Company A.V.V. ("SLC"), an Aruba joint venture entity 50% owned by the Company, has been operating in permanent quarters in the hotel where previously SLC maintained temporary facilities for its casino operation. The Company's 100% owned Delaware subsidiary, Dorsett Hotel & Resorts, Inc. ("Dorsett") manages the casino. The Company's Suriname casino occupies two leased floors totaling approximately 20,000 square feet in the Plaza Hotel, which is a downtown hotel in the capital city of Paramaribo. The casino has approximately 20 gaming tables, 150 slot machines and a 50-seat restaurant. There are other casinos in Paramaribo, the capital city, but only two compete with the Company for the same local gaming clientele.

      The Sakhalin Project is still in development and requires the Company to obtain substantial financing to progress further. Despite numerous discussions and several agreements the Company has not yet been able to obtain the necessary financing. The Company is continuing to seek financing. The Sakhalin Project involves plans to develop a hotel/casino complex on a ten-acre site in the center of the City of Yuzhno- Sakhalinsk. The Company anticipates eventually operating the casino in the Sakhalin Project, if and when that project is built and licensed, and is also seeking to operate or acquire interests in other casinos outside the U.S. The Company has approximately 280 employees engaged directly in casino operations.

      In May 2001, the Company entered into a contract (the "Purchase Contract") with six entities (the "Vendors") collectively, to purchase from them all the issued and outstanding common stock of EMSI (the "Stock in EMSI"). EMSI has no operating or "going business", and never had one, but is a party to the "Lottery Gaming System Contract" between EMSI and Detetour, Corporation for Development of New Technology and Tourism ("Detetour"), now NEWTATCO, an entity owned by the sovereign Socialist Republic of Vietnam (the "State"). Detetour is an entity with extensive operations in technology and tourism, and is a major State instrumentality. The Lottery Gaming System Contract grants to EMSI the exclusive right and the obligation to supply Detetour with an on-line lottery and sports betting system, and to operate that system throughout a "Territory" that covers the capital city (Ho Chi Minh City) and the "Southern Provinces". No on-line lottery or sports betting operations have previously been conducted under State authority within that Territory. Applied Gaming Systems of Canada, Inc. ("AGS"), a separate corporation organized under the laws of Alberta, Canada, holds a contract with Detetour to manage certain aspects of the existing "on- line" lottery operations in Hanoi City.

      The Purchase Contract made the Vendors' obligation to sell (and the Company's obligation to purchase) the Stock in EMSI conditional on significant preconditions, including funding EMSI with $3,000,000. The Company has not yet been able to fulfill those conditions, and although the period within which to do so has been extended until December 31, 2002, the Company has recently entered into an agreement with AGS and the Vendors under which the Company has agreed to consent to the purchase of EMSI by AGS. Under this agreement, (the "Exchange Agreement"), AGS is to acquire EMSI and to become the sole operational entity engaged in the operations of an online lottery system in Vietnam. The Company would become an investor in AGS, (the stock of which is traded on the Canadian Venture Exchange) by converting the costs and expenses it has incurred related to the lottery project and the amount it has advanced directly to EMSI (together referred to as the "Advances" which now aggregate approximately $1,500,000), into shares of common stock of AGS. Under the Exchange Agreement, upon the acquisition of EMSI by AGS, the Company will release EMSI from its obligations to repay the Advances heretofore made to or on behalf of EMSI by the Company and AGS would issue to the Company shares of its common stock at a rate of one share for each C$.30 of Advances so released, provided the then average quoted bid and asked price per AGS share is not less than C$.30. It is anticipated that upon completion of such conversion the stockholders of the Company will indirectly hold approximately the same percentage equity in the total lottery operation in Vietnam as they would have held in EMSI under the EMSI Purchase Contract.

      Consummation of the Exchange Agreement is subject to the fulfillment of various conditions, including the restructuring, prior to December 31, 2002, by AGS of its capital stock and of its debt obligations with its creditors, the obtaining of necessary regulatory and other approvals, and AGS demonstrating to the reasonable satisfaction of the Company, its financial ability to continue its operations and to provide financial support to EMSI. If the Exchange Agreement is not consummated, the Company has agreed to defer recovery of its Advances from EMSI until December 31, 2004, and AGS has agreed to be jointly and severally liable with EMSI for the payment and performance of the obligations of EMSI. On July 25, 2002, the shareholders of AGS, in a special meeting, approved a resolution to restructure AGS, which among other things, included the acquisition of EMSI, share consolidation with a ten into one reverse split, restructure of its debt obligations with its creditors, the assumption of the Advances and the issuance of shares of AGS's common stock for the Advances assumed. There is no assurance that the Exchange Agreement will be consummated. Therefore, during the year ended June 30, 2002, approximately $840,000 of Advances were charged off as a reserve for the impairment of such amounts advanced.

      The Company has recently been advised by AGS (now Pacific Lottery Corporation) that it has entered into an agreement with an investor under which AGS is to receive funding necessary to implement the Ho Chi Minh City lottery, subject to the completion of a certain agreement.


(NOTE C) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      [1]  Principles of consolidation

      The accompanying consolidated financial statements include the accounts of LWSI and its subsidiaries. Inter-company transactions and balances have been eliminated in consolidation.

      SCC is currently generating losses. Accordingly, the minority interest held is not reflected in the consolidated financial statements. The minority shareholders are not obligated to fund SCC's losses.

      [2] Use of Estimates in the Preparation of Consolidated Financial
Statements

      The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


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


      [4]  Foreign currency translation

      The functional currency for the Company's subsidiaries, SGTI and SLC, is dollar. All assets and liabilities, materially all contracts, transactions and normal business activities have been transacted, conducted, negotiated and recorded in U.S. dollars.

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


      [5]  Property, Equipment and Leasehold Improvements

      Property and equipment is recorded at cost. Depreciation and amortization is computed by the straight line method based on the estimated useful lives (2-5 years) of the related assets. Leasehold improvements are amortized over the shorter of the life of the asset or the term of the lease.

      [6]  Income Taxes

      For the purpose of these consolidated financial statements, the Company has adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," for all periods presented. Under the asset and liability method of SFAS 109, deferred taxes are recognized for differences between financial statement and income tax bases of assets and liabilities.

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

       [8]  Stock Based Compensation

      In October 1995, FASB issued SFAS No. 123, "Accounting for Stock Based Compensation." SFAS No. 123 establishes a fair value method for accounting for stock-based compensation plans either through recognition or disclosure. The Company did not adopt the fair value based method for employees but instead discloses the pro forma effects of the calculation required by the statement in its annual consolidated financial statements.

      [9]  Reclassifications

      Certain classifications were made to period balances to conform to the current period presentation.

      [10]  Recent Accounting Standards and Pronouncements

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


(NOTE D)  SLC INCOME TAXES:

      In June 2000, the Suriname Government (the "Government") arbitrarily assessed and demanded that SLC pay $161,765 for the calendar year 1998 and $42,600 for the calendar year 1999 against tax and penalties that may be owed. Subsequently, the Government arbitrarily assessed an additional tax of $110,000 for the calendar year 2000.

      In 2002, SLC, based upon an agreement with the Government, settled and paid an additional amount of approximately $363,000 as full and final payment towards the income tax for calendar years 1998 to 2000. The aggregate amount of taxes assessed and paid for the aforementioned three-year period represented a tax rate of approximately 30% of SLC's net income.

      For calendar year 2001, SLC, based on an agreement with the Government, settled and paid tax of approximately $450,000. This settlement represented a tax rate of approximately 27% of SLC's net income.

      Though the Suriname Hazard Games Act of 1962 stipulates that income taxes are payable at a rate of 50% of the net taxable income, for the period January 1, 2002 to September 2002, SLC has provided income tax at a rate of 30% of net income based upon past experience when settling its tax obligations with the Government.

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


(NOTE E)  COMMITMENTS AND CONTINGENCIES:

RENTAL COMMITMENTS

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



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      The following discussion and analysis of significant factors affecting the Company's operating results and liquidity and capital resources should be read in conjunction with the accompanying financial statement and related notes.


RESULTS OF OPERATIONS

               Comparison of Three Months Ended September 30, 2002
                    to Three Months Ended September 30, 2001

      Net Loss. The Company incurred a net loss of $104,344, or $0.08 per share, for the three months ended September 30, 2002, as compared to a loss of $127,169, or $0.14 per share, for the three months ended September 30, 2001. The loss during the current period resulted primarily from foreign currency translation losses of $96,205 experienced in Suriname (See discussion below). Excluding such losses, the better results during the current period were primarily from increased revenues and operating income at the Suriname casino.

      Revenues. During the three months ended September 30, 2002, the Company had revenues of $1,626,424 generated by the Suriname Palace casino as compared to $1,520,940 for the three months ended September 30, 2001. The 7% increase in revenues resulted primarily from new marketing programs initiated by the Company designed to increase activity and wagering at the Suriname casino.

      Marketing, General and Administrative Expenses. Marketing, general and administrative expenses were $1,323,439 for the three months ended September 30, 2002 consisting primarily of $921,194 related to operating expenses of the Suriname casino and $402,245 for general corporate overhead. For the three months ended September 30, 2001, marketing, general and administrative expenses were $1,274,689 of which $429,262 related to general corporate overhead and

$850,292 related to casino operations. The increase of approximately $71,000 during the current period in the Suriname casino operating expenses is primarily attributable to higher promotional expenses resulting from new marketing programs initiated by the Company designed to increase activity and wagering at the casino. General corporate overhead was kept in line with the prior year's expense experiencing a small decline of approximately $27,000 or 6%.

      Loss on foreign exchange. During the three months ended September 30, 2002, the Suriname Guilder declined in value by as much as 28% and ended the quarter with a 17% value reduction from that which existed at the beginning of the quarter. As a result, SLC recorded a loss on currency translations of $96,205. During the prior period, currency fluctuations were more stable and a loss of $4,865 was recorded.

      Interest Expense. For the three months ended September 30, 2002, interest expense was $6,100 as compared to $31,965 for the three months ended September 30, 2001. The decrease during the current period was attributable to the reduction in interest accrued on loans owed by the Company to its Suriname joint venture partner.

      Minority Interest. The Company has management control of SLC in which it owns a 50% equity interest. As such, the Suriname casino's operations are consolidated with those of the Company and a minority interest is recorded for the 50% interest held by the Company's joint venture partner. During the three months ended September 30, 2002, SLC generated net after tax income of $330,702 after deduction for management fees and interest expenses earned by the Company. As a result, the Company recorded a minority interest equal to 50% of such amount, or $165,351. For the three months ended September 30, 2001, SLC generated net income of $224,410 after deduction for management fees and interest expenses earned by the Company and the Company recorded a minority interest equal to 50% of such amount, or $112,205.

      Foreign Income Taxes. During the three months ended September 30, 2001, SLC accrued for income taxes of $225,549, payable to the Government based on a tax rate of 50% of the net taxable income pursuant to the Suriname Hazard Games Act 1962. However, as described in "Note D" hereinabove, subsequent tax settlements with the Government for the calendar years of 1998 through 2001 have resulted in income taxes being assessed at a rate of between 27% and 30% of net income. Therefore, during the three months ended September 30, 2002, SLC accrued for income taxes of $141,730 based on a 30% tax rate.


LIQUIDITY AND CAPITAL RESOURCES

      Since August 1999, the Company's almost sole recurring source of cash, exclusive of the loans and securities sales described above, was the cash payments from SLC which is the joint venture entity that owns the Suriname casino. Parbhoe owns the hotel where the Suriname casino has its leased premises, and is the Company's 50% joint venturer in SLC. Dorsett, the Company's 100% owned Delaware subsidiary, manages SLC and the Suriname casino. Cash payments from SLC to LWSI, Parbhoe or their affiliates are made by SLC, under the management control of Dorsett, according to a cash allocation priority established under the Suriname Casino Agreement. That priority is roughly described below. From the monthly cash profits generated by the Suriname casino, payments were initially made for certain construction loans from Parbhoe and for the balance of costs of the Suriname casino construction, all of which, were fully paid by August 1999. After August 1999, payments of net cash flow were made to Dorsett for the accrued management fees owed, and thereafter for interest and some principal on the Company's loans net of amounts which the Company directed SLC to pay to Parbhoe on account of loans which Parbhoe had made to the Company. After all such total loans are repaid, cash is to be distributed according to the 50%- 50% ownership interests of the joint venturers. There have been no such distributions and none are expected until the loans due to the joint venturers are repaid. Loans to SLC (and interest thereon) from the Company at September 30, 2002 were approximately $512,000, and the Company owed to Parbhoe approximately $516,000. Since January 2000, about 15% of the distributable cash flow of the Suriname casino has been paid to Parbhoe (as directed on behalf of the Company) or set aside for payment, and 85% to the Company and Dorsett. The Company believes that payments were and are in accordance with the Suriname Casino Agreement, Parbhoe loan agreement and applicable law.

          Suriname has price controls on rents. The Company has been advised that the rent for the Suriname casino required by the lease exceeds the lawful rent by approximately $13,500 per month. SLC has sued Parbhoe in Suriname to recover approximately $314,000 in past overpayments. The Company is unable to predict the outcome of that suit, but has been advised by counsel that SLC's position has substantial merit. Any cash recovery or reduction in rent would be subject to the cash payment priorities described above.

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

          As of September 30, 2002, the Company had advanced $961,000 to EMSI to develop the Lottery Gaming System Contract and to support its operations and those of AGS in Vietnam and had incured costs and expenses related to the Vietnam project of an additional $492,000, all in anticipation of the acquisition of EMSI by the Company. The Advances were funded by the sale of $450,000 of common stock to certain private investors, and the balance was provided from operating funds available to the Company. The Company no longer advances funds to EMSI.

          On September 30, 2002, the Company had approximately $1,956,000 in cash or cash equivalents on hand. The Company believes that the distribution of profits from the Suriname casino will provide adequate cash flow to maintain the Company's current operations for the next 12 months.

SUBSEQUENT EVENTS

      On October 16th, 2002, in consideration for their services and as an incentive for maintaining their continued efforts towards the success of the Corporation, all warrants and options previously granted to current directors and executive officers of the Corporation were amended to reduce their exercise price to $.50 per share and to extend the year of their expiration until 2006. Additionally, the Company granted 50,000 new four-year options to James V. Stanton, a Director, and 25,000 new four-year options to Miles R. Greenberg, its Chief Financial Officer and a Director, at an exercise price of $.50 per share

ITEM 3.   CONTROLS AND PROCEDURES

      An evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13(a) - 14(c) and 15(d) - 14(c) ) within the past 90 days shows such controls and procedures to be adequate. No significant changes in such controls or other factors has occurred since the date of such evaluation.

OTHER

      Certain statements in this Quarterly Report on Form 10-QSB are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and involve known and unknown risks, uncertainties and other factors that may cause the Company's actual results, performance or achievements to be materially different form the results, performance or achievements expressed or implied by the forward looking statement. Factors that impact such forward looking statements include, among others, risk factors included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2002 and other filings with the Securities and Exchange Commission.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

      See (Note E) "Commitments and Contingencies" to the financial statements included herein.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

      The following information is furnished pursuant to Item 701(a)-(c) of Regulation S-K in connection with unregistered securities sold or issued by the
Company:

            On September 30, 2002, the Company repurchased and cancelled 4,450 shares of its common stock previously issued to Maritime Services Corporation.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

                  N/A

(b)   Reports on Form 8-K

                  N/A

                                   SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    LOTTERY & WAGERING SOLUTIONS INC.



Dated:  November 14, 2002           By:  /s/ Dallas Dempster
                                         --------------------------------------
                                          Dallas Dempster
                                          Chief Executive Officer and President


                                    By:  /s/ Miles R. Greenberg
                                         --------------------------------------
                                          Miles R. Greenberg
                                          Chief Financial Officer

I.    CERTIFICATIONS

I, Dallas R. Dempster, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Lottery & Wagering Solutions Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the consolidated financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


 Date:    November 14, 2002

                                          /s/ Dallas R. Dempster
                                          ------------------------
                                          Dallas R. Dempster
                                          Chairman and Chief Executive Officer

II.   CERTIFICATIONS

I, Miles Greenberg, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Lottery & Wagering Solutions Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the consolidated financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


 Date:    November 14, 2002

                                          /s/ Miles R. Greenberg
                                          ------------------------
                                          Miles R. Greenberg
                                          Chief Financial Officer and Secretary