Form 10QSB
period 2002-12-31
LOTTERY & WAGERING SOLUTIONS INC
filed 2003-02-13
CIK 1026671

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB
                                ----------------

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

                           Commission File No. 0-22191

                        LOTTERY & WAGERING SOLUTIONS INC.
                       -----------------------------------
           (Name of Small Business Issuer as specified in its Charter)

           DELAWARE                                         65-0675901
   ------------------------------                      ---------------------
  (State or Other Jurisdiction of                        (I.R.S. Employer
   Incorporation or Organization)                      Identification Number)

                                8201 PETERS ROAD
                                   SUITE 1000
                            FT. LAUDERDALE, FL 33324
                    ----------------------------------------
                    (Address of Principal Executive Offices)

                                 (954) 916-2610
                 -----------------------------------------------
                (Company's Telephone Number, Including Area Code)

                                       N/A
               --------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if changed Since Last Report)

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                              Outstanding at February 12, 2003
        ----------                            --------------------------------

 Common Stock, $.001 par value                        1,115,251 shares


         Transitional Small Business Disclosure Format (check one):
                                                 Yes [ ] No. [ X ]

                        LOTTERY & WAGERING SOLUTIONS INC.

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

                              INDEX TO FORM 10-QSB

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2002
         and December 31, 2002 (unaudited).....................................1

CondensedConsolidated Statements of Operations for the Three and Six Months
         ended December 31, 2002 (unaudited) and the Three and
         Six Months ended December 31, 2001 (unaudited)........................2

CondensedConsolidated Statements of Cash Flows for the Three and Six Months
         ended December 31, 2002 (unaudited) and the Three and
         Six Months ended December 31, 2001 (unaudited)........................3

Notes to Condensed Consolidated Financial Statements...........................4

Item 2.       Management's Discussion and Analysis or

              Plan of Operation...............................................11

Item 3.       Controls and Procedures.........................................15

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings...............................................16

Item 2.       Changes in Securities ..........................................16

Item 6.       Exhibits and Reports on Form 8-K................................16

SIGNATURES ...................................................................17

CERTIFICATIONS................................................................18

                          PART I. FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                        LOTTERY & WAGERING SOLUTIONS INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS




                                                                          June 30,             December 31,
ASSETS                                                                     2002                   2002
                                                                     ----------------       ------------------
                                                                                               (Unaudited)

CURRENT ASSETS:
Cash and cash equivalents                                                 $ 1,965,062             $ 2,041,102
Prepaid and other current assets                                              151,322                 291,779
Advances to EMSI, net                                                         250,000                 390,000
                                                                     -----------------      ------------------
     Total current assets                                                   2,366,384               2,722,881

Sakhalin development costs                                                  2,100,000               2,100,000
Property, equipment and leasehold improvements, net                         3,993,221               3,723,620
Other assets                                                                   20,300                  70,300
                                                                     -----------------      ------------------
     TOTAL                                                           $     8,479,905              $ 8,616,801
                                                                     =================      ==================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses                                       $ 806,318               $ 976,867
Income tax payable                                                            598,996                 639,096
Notes payable                                                                 515,900                 515,900
Investor deposits                                                              30,000                   --
                                                                     -----------------      ------------------
    Total current liabilities                                               1,951,214               2,131,863
                                                                     -----------------      ------------------

                                                                     -----------------      ------------------
Minority interest in consolidated subsidiary                                1,864,562               2,266,046
                                                                     -----------------      ------------------


STOCKHOLDERS' EQUITY:

Preferred stock, par value $.01, 5,000,000 shares
     authorized, no shares issued and outstanding
Common stock, par value $.001; 50,000,000 shares authorized;
     1,273,106 shares and 1,115,251 shares issued
     and outstanding at June 30, 2002 and                                1,273                   1,116
     December 31, 2002, respectively
Additional paid-in capital                                                 48,210,642              47,936,603
Accumulated deficit                                                       (43,547,786)            (43,718,827)
                                                                     -----------------      ------------------
     Total stockholders' equity                                             4,664,129               4,218,892
                                                                     -----------------      ------------------
     TOTAL                                                                 $8,479,905              $8,616,801
                                                                     =================      ==================



See notes to condensed consolidated financial statements.

                                       1

                        LOTTERY & WAGERING SOLUTIONS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                   For the Three       For the Three          For the               For
                                                      Months              Months            Six Months              the
                                                       Ended               Ended               Ended            Six Months
                                                   December 31,        December 31,        December 31,       Ended December
                                                       2002                2001                2002              31, 2001
                                                  ----------------    ----------------    ----------------    ----------------

REVENUES                                           $  2,071,758        $  1,827,505        $   3,698,182          $3,348,445

OPERATING EXPENSES:
Marketing, general and administrative                 1,594,060           1,255,558            2,917,499           2,530,247
                                                   ----------------    ----------------    ----------------    ----------------

INCOME FROM OPERATIONS                                  477,698             571,947              780,683             818,198

OTHER INCOME (EXPENSE):
Interest (net)                                              826             (66,255)              (3,217)            (97,056)
Gain (loss) on foreign exchange                          41,322               7,865              (54,883)              3,000
                                                  ----------------    ----------------    ----------------    ----------------
    Total other income (expense)                         42,148             (58,390)             (58,100)            (94,056)
                                                  ----------------    ----------------    ----------------    ----------------

Foreign income taxes                                   (350,411)           (284,762)            (492,141)           (510,311)
                                                  ----------------    ----------------    ----------------    ----------------

NET INCOME BEFORE                                       169,435             228,795               230,442            213,831
    MINORITY INTEREST

Minority interest                                      (236,133)           (199,652)            (401,484)           (311,857)
                                                  ----------------    ----------------    ----------------    ----------------
NET (LOSS) INCOME                                     $ (66,698)       $     29,143            $(171,042)        $   (98,026)
                                                  ================    ================    ================    ================
NET (LOSS) INCOME PER SHARE OF COMMON STOCK:

          Basic                                     $     (0.05)          $    0.03             $  (0.13)      $       (0.11)
                                                  ================    ================    ================    ================
          Diluted                                   $     (0.05)          $    0.03             $  (0.13)      $       (0.11)
                                                  ================    ================    ================    ================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND
    COMMON SHARE EQUIVALENTS OUTSTANDING

          Basic                                       1,264,954             888,106            1,269,031             889,133
                                                  ================    ================    ================    ================
          Diluted                                     1,264,954             958,777            1,269,031             889,133
                                                  ================    ================    ================    ================



See notes to condensed consolidated financial statements.

                        LOTTERY & WAGERING SOLUTIONS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)





                                                       For the        For the Three         For the              For
                                                     Three Months         Months          Six Months            the
                                                        Ended             Ended              Ended           Six Months
                                                       December        December 31,      December 31,          Ended
                                                       31, 2002            2001              2002           December 31,
                                                                                                                2001
                                                    -------------    ---------------    --------------    ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net (Loss) Income                                      ($66,698)         $  29,143         ($171,042)       $   (98,026)
Adjustments:
  Depreciation and amortization                         195,276            192,777           383,170            385,696
   Minority interest                                    236,133            199,652           401,484            311,857
   Deferred income taxes                                                  (179,265)                            (156,765)
   Compensation paid with common stock                  112,500                              112,500
   Gain on common stock redemption                                                                              (18,900)
  Changes in current assets and current liabilities:

     Prepaid and other current assets                   (35,028)            40,983          (140,457)           (60,133)
     Accounts payable, accrued expenses and
          income tax payable                            145,845             74,516           210,651            209,990
                                                                                         ---------------    --------------
                                                    -------------    ---------------

Net cash provided by operating activities               588,028            357,806           796,306            573,719
                                                    -------------    ---------------    ---------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Property, equipment and leasehold improvements          (80,494)            (5,263)         (113,569)           (19,162)
Project development costs and other assets                                  (9,998)          (50,000)           (29,228)
Funds used for notes receivable and advances            (45,000)           (99,500)         (140,000)          (231,750)
                                                    -------------    ---------------    --------------    --------------

Net cash used in investing activities                  (125,494)          (114,761)         (303,569)          (280,140)
                                                    -------------    ---------------    --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Investor deposits                                                                            (30,000)           150,000
Repurchase of common stock                             (377,352)                            (386,697)
Repayments of notes payable                                                (54,540)                            (117,300)
                                                    -------------    ---------------    --------------    --------------

Net cash (used in) provided by financing activities    (377,352)           (54,540)         (416,697)            32,700
                                                    -------------    ---------------    --------------    --------------
NET INCREASE IN CASH
    AND CASH EQUIVALENTS                                 85,182            188,505            76,040            326,279

CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD                               1,955,920            839,647         1,965,062            701,873
                                                    -------------    ---------------    -------------    ---------------

CASH AND CASH EQUIVALENTS,
    END OF PERIOD                                    $2,041,102      $   1,028,152        $2,041,102       $  1,028,152
                                                    =============    ===============    ==============    ==============


See notes to condensed consolidated financial statements.

                        LOTTERY & WAGERING SOLUTIONS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(NOTE A) BASIS OF PRESENTATION AND THE COMPANY:

         Lottery & Wagering Solutions Inc. ("LWSI") was incorporated on March 6, 1996 and has adopted a fiscal year ending June 30. The accompanying unaudited condensed consolidated financial statements include the accounts of LWSI, its subsidiaries and joint venture (collectively, the "Company"). Intercompany transactions and balances have been eliminated in consolidation. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and six-month periods ended December 31, 2002 are not necessarily indicative of the results that may be expected for any future interim periods or the year ending June 30, 2003.

         The balance sheet at June 30, 2002 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Form 10-KSB for the year ended June 30, 2002 filed by the Company.

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

(NOTE B) THE COMPANY:

         LWSI was incorporated under the laws of the State of Delaware on March 6, 1996 as Conserver Corporation of America, changed its name on December 2, 1997 to CCA Companies Incorporated, and on October 1, 2001, changed its name again. The current active business of the Company is (i) operation of a gaming casino in Suriname (the "Suriname casino"), 50% owned by the Company, and (ii) evaluating it's interests and opportunities in a casino and hotel project in Sakhalin in the Russian Federation on an island north of Japan (the "Sakhalin Project"). In addition, in May 2001, the Company entered into a contract under which, subject to significant pre-acquisition conditions, the Company was to acquire all of the stock of Emerging Market Solutions, Inc., ("EMSI") the sole asset of which was a lottery gaming system contract (the "Lottery Gaming System Contract") which grants to EMSI the exclusive right to provide an on-line lottery and sports betting system in Ho Chi Minh City and the Southern Provinces of Vietnam (the "Territory"). The proposed acquisition was approved by the stockholders of the Company on September 26, 2001, but was not consummated as various preconditions to a closing were not met. The Company has entered into various agreements to restructure its investment in this project.

          Since March 1999, the Suriname casino, owned by SLC, an Aruba joint venture entity 50% owned by the Company, has been operating in permanent quarters in the hotel where previously SLC maintained temporary facilities for its casino operation. The Company's 100% owned Delaware subsidiary, Dorsett Hotel & Resorts, Inc. ("Dorsett") manages the Suriname casino. The Suriname casino occupies two leased floors totaling approximately 20,000 square feet in the Plaza Hotel, which is a downtown hotel in the capital city of Paramaribo. The Suriname casino currently has approximately 16 gaming tables, 180 slot machines and a 50-seat restaurant. There are other casinos in Paramaribo, the capital city, but only two compete with the Company for the same local gaming clientele.

         The Sakhalin Project requires the Company to obtain substantial financing to progress into the development stage. Despite numerous discussions and several agreements the Company has not yet been able to obtain the necessary financing. The Company is reexamining its options with respect to the continued development of this project which involves plans to develop a hotel/casino complex on a ten-acre site in the center of the City of Yuzhno-Sakhalinsk. The Company has made efforts to sub-lease a portion of the property for the Sakhalin Project. Based on an independent appraisal dated July 1, 2002, the Company believes that the costs capitalized to secure the lease with the City for the land, the money expended principally for demolition and the relocation of the residents living on the site, has not been financially impaired. Accordingly, approximately $2,100,000 expended in connection with obtaining the lease agreement and demolition costs remains on the Company's consolidated balance sheet.

         In May 2001, the Company entered into a contract (the "Purchase Contract") with six entities (collectively the "Vendors") to purchase from them all the issued and outstanding common stock of EMSI (the "Stock in EMSI"). EMSI has no operating or "on-going business", and never had one, but is a party to the "Lottery Gaming System Contract" between EMSI and Detetour, Corporation for Development of New Technology and Tourism ("Detetour"), now NEWTATCO, an entity owned by the sovereign Socialist Republic of Vietnam (the "State"). NEWTATCO is an entity with extensive operations in technology and tourism, and is a major State instrumentality. The Lottery Gaming System Contract grants EMSI the exclusive right and the obligation to supply NEWTATCO with an on-line lottery and sports betting system, and to operate that system throughout the Territory. No on-line lottery or sports betting operations have previously been conducted under State authority within the Territory. Pacific Lottery Corporation ("PLC", formerly, Applied Gaming Systems of Canada) a separate corporation organized under the laws of Alberta, Canada, holds a contract with NEWTATCO to manage certain aspects of the existing "on-line" lottery operations in Hanoi City.

      The Purchase Contract made the Vendors' obligation to sell (and the Company's obligation to purchase) the Stock in EMSI conditional on significant preconditions, including funding EMSI with $3,000,000. The Company has not yet been able to fulfill those conditions, and although the period within which to do so has been extended, the Company has entered into an agreement with PLC and the Vendors under which the Company has agreed to consent to the purchase of EMSI by PLC. Under this agreement, (the "Exchange Agreement"), PLC is to acquire EMSI and to become the sole operational entity engaged in the operations of an online lottery system in Vietnam. The Company would become an investor in PLC, (the stock of which is traded on the Canadian Venture Exchange under the symbol "TSX-Venture: LUK") by converting the costs and expenses it has incurred related to the lottery project and the amount it has advanced directly to EMSI (together referred to as the "Advances" which now aggregate approximately $1,500,000), into shares of common stock of PLC. Under the Exchange Agreement, upon the acquisition of EMSI by PLC, the Company will release EMSI from its obligations to repay the Advances heretofore made to or on behalf of EMSI by the Company and PLC would issue to the Company shares of its common stock at a rate of one share for each C$.30 of the Advances so released, provided the then average quoted bid and asked price per PLC share is not less than C$.30. It is anticipated that upon completion of such conversion, the stockholders of the Company will indirectly hold approximately the same percentage equity in the total lottery operation in Vietnam as they would have held in EMSI under the EMSI Purchase Contract.

         Consummation of the Exchange Agreement is subject to the fulfillment of various conditions, including the restructuring by PLC of its capital stock and of its debt obligations with its creditors, the obtaining of necessary regulatory and other approvals, and PLC demonstrating to the reasonable satisfaction of the Company, its financial ability to continue its operations and to provide financial support to EMSI. If the Exchange Agreement is not consummated, the Company has agreed to defer recovery of the Advances from EMSI until December 31, 2004, and PLC has agreed to be jointly and severally liable with EMSI for the payment and performance of the obligations of EMSI. On July 25, 2002, the shareholders of PLC, in a special meeting, approved a resolution to restructure PLC, which among other things, included the acquisition of EMSI, share consolidation with a ten into one reverse split, restructure of its debt obligations with its creditors, the assumption of the Advances and the issuance of shares of PLC's common stock for the Advances assumed. There is no assurance that the Exchange Agreement will be consummated. Therefore, during the year ended June 30, 2002, approximately $840,000 of the Advances were charged off as a reserve for the impairment of such amounts advanced.

         The Company has recently been advised that PLC has executed an agreement with Genting International PLC ("Genting") under which PLC is to sell certain of its securities to Genting for $4.5 Million CDN in a private placement. Such securities consist of 18 Million "units", each of which is priced at C$.25 per unit and consists of one share of common stock and one warrant to purchase an additional share of common stock for C$.25 for 24 months. The funds from the private placement are to be used in connection with the development of an online lottery program in the Territory. As set forth above, the Company has agreed with PLC, subject to the fulfillment of various conditions, to exchange its investment in the Vietnamese lottery project for common shares of PLC. Under the debt and equity reorganization proposed by PLC, the Company will be entitled to receive 7,569,483 common shares of PLC (valued at C$.30 per share) in payment of the Advances the Company earlier made for the Vietnamese project.

         PLC has agreed to provide a "finders option" to the Company upon the closing of the private placement to compensate the Company for assisting in bringing about the private placement. The finders option will consist of warrants to purchase 1,400,000 common shares of PLC at C$.30 per share (exercisable for a twenty four month period).

         The closing of the private placement, the issuance of the shares to the Company and the grant to the Company of the warrants are subject, among other things, to PLC obtaining the various necessary and required regulatory approvals.

 (NOTE C) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

          [1]  Principles of consolidation

          The accompanying condensed consolidated financial statements include the accounts of LWSI and its subsidiaries. Inter-company transactions and balances have been eliminated in consolidation.

          SCC is currently generating losses. Accordingly, the minority interest held is not reflected in the condensed consolidated financial statements. The minority shareholders are not obligated to fund SCC's losses.

         [2] Use of Estimates in the Preparation of Condensed Consolidated Financial Statements

         The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

         [4]  Foreign currency translation

         The functional currency for the Company's subsidiaries, SGTI and SLC, is the U.S. dollar. All assets and liabilities, materially all contracts, transactions and normal business activities have been transacted, conducted, negotiated and recorded in U.S. dollars.

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

         [6]  Income Taxes

         For the purpose of these condensed consolidated financial statements, the Company has adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," for all periods presented. Under the asset and liability method of SFAS 109, deferred taxes are recognized for differences between financial statement and income tax bases of assets and liabilities.

         [7]  Earnings Per Share

         Effective December 31, 1997, the Company adopted Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which simplifies the computation of earnings per share requiring the restatement of all prior periods.

         Net (loss) income per share of common stock is based on the weighted average number of common shares outstanding during each period. Diluted (loss) income per share of common stock is computed on the basis of the weighted average number of common shares and diluted securities outstanding. Dilutive securities having an anti-dilutive effect are excluded from the calculation.

          [8]  Stock Based Compensation

         In October 1995, FASB issued SFAS No. 123, "Accounting for Stock Based Compensation." SFAS No. 123 establishes a fair value method for accounting for stock-based compensation plans either through recognition or disclosure. SFAS No. 123 permits entities to continue to apply the provisions of Accounting Principles Board Opinion ("APB") No. 25 "Accounting for Stock Issued to Employees". The Company has elected to apply the provisions of APB No. 25 and provide the pro forma disclosures of the calculation required by the statement in its annual consolidated financial statements.

         [9]  Reclassifications

         Certain classifications were made to prior period balances to conform to the current period presentation.

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

(NOTE D)  SLC INCOME TAXES:

         Corporate income taxes are paid by SLC in accordance with the Suriname Hazard Games Act of 1962 which stipulates that income taxes are payable at a rate of 50% of net taxable income as determined under Suriname tax law. Additionally, efforts by the Suriname legislature to initiate a fixed monthly fee on cash slot machines and gaming tables used in casino operations have resulted in the recent passing of a new tax law requiring the collection of such fees effective January 2003. The monthly fees based on the current exchange rate (2,800 Guilders = US$1.00) are approximately $143 per slot machine and between $1,070 and $1,420 per gaming table. The fees are deductible in computing the net taxable income of the Suriname casino. The monthly fees will be subject to change as the exchange rate fluctuates and as additions or reductions in the numbers of slot machines and gaming tables being operated by the Suriname casino occur.

(NOTE E)  COMMITMENTS AND CONTINGENCIES:

RENTAL COMMITMENTS

                  The Suriname casino currently occupies two leased floors, totaling approximately 20,000 square feet, in the Plaza Hotel, which is in downtown Paramaribo. The Company leased the Suriname casino premises from Parbhoe, a 50% shareholder in SLC, for fifteen years ending in February 2013, for a yearly base rent of $200,000, subject to future increases based on the Suriname Consumer Price Index.

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

         Parbhoe has made a counterclaim of approximately $484,000 for rent in arrears and has asked for the dissolution of the lease agreement and payment of back rent. Management, through consultation with legal counsel, is of the opinion that this case would not hold up due to the reasons mentioned in the preceding paragraphs as well as other legal arguments.

BREACH OF SLC LEASE

         SLC's landlord, Parbhoe, by contract, is required to provide air conditioning for the areas leased. Due to Parbhoe's failure to perform timely, SLC paid $201,000 to have air conditioning equipment installed in order to get the leased area ready for occupancy more quickly. Litigation is anticipated to recover the expenditure. Parbhoe by contract is also required to provide water and electricity for the Suriname casino. SLC had to incur further expenditure of approximately $158,000 towards expansion of water and electricity installations to adequately service the leased area. SLC has filed a claim to recover this amount. SLC has also filed a claim of approximately $87,000 for costs incurred to renovate the Plaza Hotel building owned by Parbhoe.

NOTE PAYABLE

         Parbhoe has made a demand on SLC for the repayment in full of a $600,000 loan it made to LWSI on September 3, 1998. At that time, Parbhoe refused to accept any interim payments on the loan. SLC has set aside the payments required to be made based on the terms of the loan.

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

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion and analysis of significant factors affecting the Company's operating results and liquidity and capital resources should be read in conjunction with the accompanying condensed consolidated financial statement and related notes.

RESULTS OF OPERATIONS

               Comparison of Three Months Ended December 31, 2002
                     to Three Months Ended December 31, 2001

         Net (Loss) Income. The Company generated a net loss of $66,698, or $0.05 per share, for the three months ended December 31, 2002, as compared to net income of $29,143, or $0.03 per share, for the three months ended December 31, 2001. The loss resulted from various factors as more fully described below.

         Revenues. During the three months ended December 31, 2002, the Company had revenues of $2,071,758 generated from the Suriname casino operations. For the three months ended December 31, 2001, the Company recorded revenues of $1,827,505 from the Suriname casino. The 13% increase in revenues during the current period resulted from marketing programs initiated by the Company designed to increase activity and wagering at the Suriname casino.

         Marketing, General and Administrative Expenses. Marketing, general and administrative expenses were $1,594,060 for the three months ended December 31, 2002 consisting primarily of $1,099,835 related to operating expenses of the Suriname casino and $494,225 for general corporate overhead. For the three months ended December 31, 2001, marketing, general and administrative expenses were $1,255,558 of which $912,947 related to operating expenses of the Suriname casino and $342,611 for general corporate overhead. The Suriname casino's current period operating expenses increased by $186,888 or 20% as a result of increased marketing and promotional programs initiated by the Company designed to increase activity and wagering at the Suriname casino and to overcome potential declines in activity caused by the recent Suriname currency devaluation. Such marketing efforts resulted in a 13% increase in revenues during the period. General corporate overhead increased during the current period by $151,614 primarily as a result of a bonus paid during the current period to the Company's Chief Executive Officer. The bonus was paid by issuing common stock of the Company valued at $112,500.

       Loss on foreign exchange. During the three months ended September 30, 2002, the Suriname Guilder declined in value by as much as 28% and ended the quarter with a 17% value reduction from that which existed at the beginning of the quarter. As a result, SLC recorded a loss on currency translations of $96,205 during such September quarter. In the quarter ended December 31, 2002, the Suriname Guilder partially recovered the value lost during the September quarter and recorded a gain of $41,322. During the corresponding period in the prior year, currency fluctuations were more stable and a gain of $7,865 was recorded.

         Interest Expense. For the three months ended December 31, 2001, net interest expense was $66,255 primarily attributable to loans made to the Company by the Company's Suriname joint venture partner during 1998 and 1999 for the completion of the construction of the Suriname casino. The corresponding period in the current year resulted in net interest income of $826. The funds for full repayment of the joint venture partner's loans have been set aside and no further interest is being accrued. The funds are being held by order of the Suriname Courts and will not be released to the joint venture partner until such time as the Courts instruct SLC that it is proper to do so.

         Minority Interest. The Company has management control of the Suriname casino joint venture company in which it owns a 50% equity interest. As such, the Suriname casino's operations are consolidated with those of the Company and a minority interest is recorded for the 50% interest held by the Company's joint venture partner. During the three months ended December 31, 2002, the joint venture company generated net after tax income of $472,266 after deduction for management fees and interest expenses earned by the Company and eliminated in consolidation. As a result, the Company recorded a minority interest equal to 50% of such amount or $236,133. For the three months ended December 31, 2001, the joint venture company generated net after tax income of $399,304 after deduction for management fees and interest expenses earned by the Company and the Company recorded a minority interest equal to 50% of such amount, or $199,652.

         Foreign Income Taxes. During the three months ended December 31, 2002, SLC accrued for income taxes of $350,411, payable to the Government based on a tax rate of 50% of the estimated net taxable income pursuant to the Suriname Hazard Games Act 1962. During the three months ended December 31, 2001, SLC accrued for income taxes of $284,762.

                Comparison of Six Months Ended December 31, 2002
                      to Six Months Ended December 31, 2001

         Net Loss. The Company incurred a loss of $171,042, or $0.13 per share, for the six months ended December 31, 2002, as compared to a loss of $98,026, or $0.11 per share, for the six months ended December 31, 2001. The increase in the net loss resulted from various factors as more fully described below.

         Revenues. For the six months ended December 31, 2002, the Company had revenues of $3,698,182 from the operations of the Suriname casino compared with $3,348,445 for the six months ended December 31, 2001. The 10% increase in revenues during the current period resulted from marketing programs initiated by the Company designed to increase activity and wagering at the Suriname casino.

         Marketing, General and Administrative Expenses. Marketing, general and administrative expenses were $2,917,499 for the six months ended December 31, 2002 consisting of $2,021,029 related to operating expenses of the Suriname casino and $896,470 for general corporate overhead. For the six months ended December 31, 2001, marketing, general and administrative expenses were $2,530,247 of which $1,758,374 related to operating expenses of the Suriname casino and $771,873 for general corporate overhead. The current period's Suriname casino operating expenses increased by 15% as a result of increased marketing and promotional programs initiated by the Company designed to increase activity and wagering at the Suriname casino and to overcome potential declines in activity caused by the Suriname currency devaluation experienced during the period. Such marketing efforts resulted in a 10% increase in revenues during the period. General corporate overhead increased during the current period by $124,597 primarily as a result of a bonus paid during the current period to the Company's Chief Executive Officer. The bonus was paid by issuing common stock of the Company valued at $112,500.

          Interest Expense. For the six months ended December 31, 2002, net interest expense was $3,217 compared to $97,056 for the six months ended December 31, 2001. The decrease during the current period was attributable to the reduction in the balance remaining on loans made by the Company's Suriname joint venture partner during 1998 and 1999 for the completion of the construction of the Suriname casino.

         Minority Interest. The Company has management control of the Suriname casino joint venture company in which it owns a 50% equity interest. As such, the Suriname casino's operations are consolidated with those of the Company and a minority interest is recorded for the 50% interest held by the Company's joint venture partner. During the six months ended December 31, 2002, the joint venture company generated net after tax income of $802,968 after deduction for management fees and interest expenses earned by the Company and eliminated in consolidation. As a result, the Company recorded a minority interest equal to 50% of such amount or $401,484. For the six months ended December 31, 2001, the joint venture company generated net after tax income of $623,714 after deduction for management fees and interest expenses earned by the Company and the Company recorded a minority interest equal to 50% of such amount, or $311,857.

         Foreign Income Taxes. During the six months ended December 31, 2002, SLC accrued for income taxes of $492,141 payable to the Suriname Government based on a tax rate of 50% of the estimated net taxable income pursuant to the Suriname Hazard Games Act 1962. During the six months ended December 31, 2001, SLC accrued for income taxes of $510,311 payable to the Suriname Government.

LIQUIDITY AND CAPITAL RESOURCES

                 Since August 1999, the Company's almost sole recurring source of cash, exclusive of the loans and securities sales described above, was the cash payments from SLC which is the joint venture entity that owns the Suriname casino. Parbhoe owns the hotel where the Suriname casino has its leased premises, and is the Company's 50% joint venture partner in SLC. Dorsett, the Company's 100% owned Delaware subsidiary, manages SLC and the Suriname casino. Cash payments from SLC to LWSI, Parbhoe or their affiliates are made by SLC, under the management control of Dorsett. Currently, after first making payment to Dorsett for it's monthly casino management fees, all remaining distributable cash flow of the Suriname casino is allocated equally between the Company and it's joint venture partner.

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

          As of December 31, 2002, the Company had advanced $1,006,000 to EMSI to develop the Lottery Gaming System Contract and to support its operations and those of AGS in Vietnam and had incurred costs and expenses related to the Vietnam project of an additional $492,000, all in anticipation of the acquisition of EMSI by the Company. The Advances were funded by the sale of $450,000 of common stock to certain private investors, and the balance was provided from operating funds available to the Company.

          On December 31, 2002, the Company had approximately $2,041,000 in cash or cash equivalents on hand. The Company believes that the distribution of profits from the Suriname casino will provide adequate cash flow to maintain the Company's current operations for the next 12 months.

ITEM 3.      CONTROLS AND PROCEDURES

         An evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13(a) - 14(c) and 15(d) - 14(c) ) within the past 90 days shows such controls and procedures to be adequate. No significant changes in such controls or other factors have occurred since the date of such evaluation.

                           PART II. OTHER INFORMATION



ITEM 1.       LEGAL PROCEEDINGS

         See (Note E) "Commitments and Contingencies" to the financial statements included herein.

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

         The following information is furnished pursuant to Item 701(c) of Regulation S-B in connection with unregistered securities sold or issued by the
Company:

                  On October 16, 2002, in consideration for his services and as an incentive for maintaining his continued efforts towards the success of the Corporation, the Company granted 50,000 four-year options to James V. Stanton, a Director, at an exercise price of $.50 per share.

                  On October 16, 2002, in consideration for his services and as an incentive for maintaining his continued efforts towards the success of the Corporation, the Company granted 25,000 four-year options to Miles R. Greenberg, its Chief Financial Officer and a Director, at an exercise price of $.50 per share.

                  On November 27, 2002, the Company issued 150,000 shares of its common stock to Tilden Park Pty. Ltd., nominee for Dallas Dempster, the Company's Chief Executive Officer and a Director. The shares were issued to Mr. Dempster as a bonus for his services.

         The aforementioned transactions were not registered under the Securities Act of 1933, as amended, in reliance upon the exemption provided in
Section 4(2) thereof.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

        (b) Reports on Form 8-K

         On December 18, 2002, the Company filed a Current Report on Form 8-K with respect to its acquisition from four investors of 300,000 shares of its common stock for $375,000 in a private transaction, and reporting on the execution of a term sheet between PLC and Genting International PLC (See Note B to the financial statements included herein).

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        LOTTERY & WAGERING SOLUTIONS INC.

Dated:  February 12, 2003         By:  /s/ Dallas Dempster
                                           -------------------------------------
                                           Dallas Dempster
                                           Chief Executive Officer and President

                                  By:  /s/ Miles R. Greenberg
                                           -------------------------------------
                                           Miles R. Greenberg
                                           Chief Financial Officer

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

 Date:    February 12, 2003

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

 Date:    February 12, 2003

                                       /s/ Miles R. Greenberg
                                           ------------------------
                                           Miles R. Greenberg
                                           Chief Financial Officer and Secretary