Form 10QSB
period 2003-03-31
LOTTERY & WAGERING SOLUTIONS INC
filed 2003-05-15
CIK 1026671

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                  -------------

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

                           Commission File No. 0-22191

                        LOTTERY & WAGERING SOLUTIONS INC.
        -----------------------------------------------------------------
           (Name of Small Business Issuer as specified in its Charter)

           DELAWARE                                        65-0675901
      ------------------                                   ---------
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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

              Class                              Outstanding at May 13, 2003
         --------------                         -----------------------------
 Common Stock, $.001 par value                        1,110,277 shares


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

                              INDEX TO FORM 10-QSB

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2002
         and March 31, 2003 (unaudited).......................................1

Condensed Consolidated Statements of Operations for the Three and Nine Months
         ended March 31, 2003 (unaudited) and the Three and
         Nine Months ended March 31, 2002 (unaudited).........................2

Condensed Consolidated Statements of Cash Flows for the Three and Nine
         Months ended March 31, 2003 (unaudited) and the Three and Nine
         Months ended March 31, 2002 (unaudited)..............................3

Notes to Condensed Consolidated Financial Statements (unaudited)..............4

Item 2.       Management's Discussion and Analysis or

              Plan of Operation...............................................10

Item 3.       Controls and Procedures.........................................14

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings...............................................15

Item 2.       Changes in Securities and Use of Proceeds ......................15

Item 6.       Exhibits and Reports on Form 8-K................................15

SIGNATURES....................................................................15

CERTIFICATIONS................................................................16

                          PART I. FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                        LOTTERY & WAGERING SOLUTIONS INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                June 30,               March 31,
ASSETS                                                            2002                   2003
------                                                      ----------------    -----------------
                                                                                   (Unaudited)
CURRENT ASSETS:
Cash and cash equivalents                                   $      1,965,062    $       2,192,288
Prepaid and other current assets                                     151,322              155,968
Advances to EMSI, net                                                250,000              500,143
                                                            ----------------    -----------------
     Total current assets                                          2,366,384            2,848,399
Sakhalin development costs                                         2,100,000            2,100,000
Property, equipment and leasehold improvements, net                3,993,221            3,600,993
Other assets                                                          20,300               70,300
                                                            ----------------    -----------------
     TOTAL                                                  $      8,479,905    $       8,619,692
                                                            ================    =================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses                       $        806,318    $         922,818
Income tax payable                                                   598,996              745,354
Notes payable                                                        515,900              515,900
Investor deposits                                                     30,000                  --
                                                            ----------------    -----------------
    Total current liabilities                                      1,951,214            2,184,072
                                                            ----------------    -----------------

                                                            ----------------    -----------------
Minority interest in consolidated subsidiary                       1,864,562            2,356,695
                                                            ----------------    -----------------


STOCKHOLDERS' EQUITY:
Preferred stock, par value $.01, 5,000,000 shares
     authorized, no shares issued and outstanding
Common stock, par value $.001; 50,000,000 shares
     authorized; 1,273,106 shares and 1,110,277 shares
     issued and outstanding at June 30, 2002 and
     March 31, 2003, respectively                                      1,273                1,110
Additional paid-in capital                                        48,210,642           47,933,177
Accumulated deficit                                              (43,547,786)         (43,855,362)
                                                            ----------------    -----------------
     Total stockholders' equity                                    4,664,129            4,078,925
                                                            ----------------    -----------------
     TOTAL                                                  $      8,479,905    $       8,619,692
                                                            ================    =================



See notes to condensed consolidated financial statements.

                        LOTTERY & WAGERING SOLUTIONS INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                   For the          For the Three          For the            For the
                                 Three Months          Months            Nine Months        Nine Months
                                    Ended               Ended               Ended               Ended
                               March 31, 2003      March 31, 2002      March 31, 2003       March 31, 2002
                               ----------------    ----------------    ----------------    ----------------
REVENUES                       $   1,682,285       $   1,988,830       $   5,293,933       $   5,337,275

OPERATING EXPENSES:
Marketing, general and
  administrative                   1,619,445           1,292,463           4,505,343           3,819,710
                               ----------------    ----------------    ----------------    ----------------
INCOME FROM OPERATIONS                62,840             696,367             788,590           1,517,565
OTHER INCOME (EXPENSE):
Interest (net)                         2,442              17,405                (775)            (79,651)
                               ----------------    ----------------    ----------------    ----------------
    Total other income (expense        2,442              17,405                (775)            (79,651)
                               ----------------    ----------------    ----------------    ----------------
Foreign income taxes                (111,118)           (262,832)           (603,259)           (773,143)
                               ----------------    ----------------    ----------------    ----------------
NET INCOME BEFORE                    (45,836)            450,940             184,556             664,771
    MINORITY INTEREST
Minority interest                    (90,648)           (268,000)           (492,132)           (579,857)
                               ----------------    ----------------    ----------------    ----------------
NET (LOSS) INCOME              $    (136,484)      $     182,940       $    (307,576)      $      84,914
                               ================    ================    ================    ================

NET (LOSS) INCOME PER SHARE
OF COMMON STOCK:
          Basic                $       (0.12)      $        0.21       $       (0.25)      $        0.10
                               ================    ================    ================    ================
          Diluted              $       (0.12)      $        0.21       $       (0.25)      $        0.10
                               ================    ================    ================    ================

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES AND COMMON SHARE
EQUIVALENTS OUTSTANDING
          Basic                    1,112,985             892,337           1,217,775             890,201
                               ================    ================    ================    ================
          Diluted                  1,112,985             892,337           1,217,775             890,201
                               ================    ================    ================    ================



See notes to condensed consolidated financial statements.

                        LOTTERY & WAGERING SOLUTIONS INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)




                                                        For the          For the Three          For the               For the
                                                      Three Months          Months            Nine Months         Nine Months
                                                         Ended               Ended               Ended               Ended
                                                      March 31, 2003     March 31, 2002      March 31, 2003       March 31, 2002
                                                      --------------   ----------------    ----------------    ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) Income                                         ($136,484)        $  182,940          ($307,576)       $   84,914

  Depreciation and amortization                             200,830            193,295            584,000           578,990
   Minority interest                                         90,648            268,000            492,132           579,857
   Deferred income taxes                                                        71,911                              (84,854)
   Compensation paid with common stock                                          12,000            112,500            12,000
   Gain on common stock redemption                                                                                  (18,900)
   Changes in current assets and current liabilities:
     Prepaid and other current assets                       135,811            (85,774)            (4,646)         (145,906)
     Accounts payable, accrued expenses and                  52,209             (5,869)           262,857           204,121
          income tax payable
                                                      ---------------    --------------    --------------    ---------------

Net cash provided by operating activities                   343,014            636,503          1,139,267         1,210,222
                                                      ---------------    --------------    --------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Property, equipment and leasehold improvements              (78,253)                             (191,772)          (19,162)
Project development costs and other assets                                                        (50,000)          (29,228)
Funds used for notes receivable and advances               (110,143)          (148,500)          (250,143)         (380,250)
                                                       -------------    ---------------    --------------    ---------------

Net cash used in investing activities                      (188,396)          (148,500)          (491,915)         (428,640)
                                                       -------------    ---------------    --------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Investor deposits                                                             (450,000)           (30,000)         (300,000)
Proceeds from sale of common stock                                             400,000                              400,000
Repurchase of common stock                                   (3,432)                             (390,126)
Repayments of notes payable                                                    (13,500)                            (130,800)
                                                       -------------    ---------------    --------------    ---------------
Net cash used in financing activities                        (3,432)           (63,500)          (420,126)          (30,800)
                                                       -------------    ---------------    --------------    ---------------
                                                            151,186            424,503            227,226           750,782
NET INCREASE IN CASH
    AND CASH EQUIVALENTS

CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD                                   2,041,102          1,028,152          1,965,062           701,873

CASH AND CASH EQUIVALENTS,                             -------------    --------------    ---------------    ---------------
    END OF PERIOD                                        $2,192,288     $    1,452,655         $2,192,288      $  1,452,655
                                                       =============    ===============    ==============    ===============


See notes to condensed consolidated financial statements.

                        LOTTERY & WAGERING SOLUTIONS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(NOTE A) BASIS OF PRESENTATION AND THE COMPANY:

         Lottery & Wagering Solutions Inc. ("LWSI") was incorporated on March 6, 1996 and has adopted a fiscal year ending June 30. The accompanying unaudited condensed consolidated financial statements include the accounts of LWSI, its subsidiaries and joint venture (collectively, the "Company"). Intercompany transactions and balances have been eliminated in consolidation. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and nine-month periods ended March 31, 2003 are not necessarily indicative of the results that may be expected for any future interim periods or the year ending June 30, 2003.

         The balance sheet at June 30, 2002 has been derived from the audited consolidated financial statements at that date, but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Form 10-KSB for the year ended June 30, 2002 filed by the Company.

         The subsidiaries Sakhalin General Trading and Investments Ltd. ("SGTI"), Sakhalin City Center Ltd. ("SCC") and joint venture Suriname Leisure Company A.V.V. ("SLC") are based and operating in Cyprus, Russian Federation and Suriname, respectively. The statutory currencies in the countries of incorporation are respectively the Cyprus Pound, the Russian Rouble and the Suriname Guilder. The reporting currency is the U.S. Dollar.

(NOTE B) THE COMPANY:

         LWSI was incorporated under the laws of the State of Delaware on March 6, 1996 as Conserver Corporation of America, changed its name on December 2, 1997 to CCA Companies Incorporated, and on October 1, 2001, changed its name again. The current active business of the Company is the operation of a gaming casino in Suriname (the "Suriname casino") which is owned by SLC, an Aruba joint venture entity 50% owned by the Company, and is managed by the Company's 100% owned Delaware subsidiary, Dorsett Hotel & Resorts, Inc. ("Dorsett"). The Suriname casino occupies two leased floors totaling approximately 20,000 square feet in the Plaza Hotel, which is a downtown hotel in the capital city of Paramaribo. The Suriname casino currently has approximately 16 gaming tables, 180 slot machines and a 50-seat restaurant. There are other casinos in Paramaribo, the capital city, but only two compete with the Company for the same local gaming clientele.

         The Company has also been involved in the development of a hotel/casino complex on a ten-acre site in the center of the City of Yuzhno-Sakhalinsk (the "Sakhalin Project"). Because the Company has been unable to obtain financing for this project, it has made efforts to sell its rights in the Sakhalin Project or sub-lease all or a portion of the property which SCC leased from the City for the Sakhalin Project.

         In April 2003, SGTI (the Company's wholly owned subsidiary which owns 85% of SCC) entered into a series of agreements (dated as of March 20, 2003) under which SCC is transferring one half of the leasehold rights to approximately ten acres of property held by SCC to a third party in return for payment of $1,300,000, of which SGTI has so far received $875,000. The remaining $425,000 of the purchase price is due at the end of May 2003. Under these agreements, SCC transferred to the purchaser the sublease rights to approximately five acres or one-half of the property, and SGTI transferred to the purchaser one-half of its shares in SCC. Consummation of the transactions were conditioned upon the "registration" of the sublease by the City of Yuzhno-Sakhalinsk which the Company has been informed occurred in April 2003. It is intended by the parties that the purchaser will obtain a direct lease of such five acres from the City of Yuzhno-Sakhalinsk and that SCC will acquire a direct lease from the City for the remaining five acres of the property. If such leases are obtained, the existing lease from the City to SCC and the new sublease from SCC to the purchaser will be cancelled, and the purchaser will return to SGTI all of the shares of SCC. SGTI paid from the proceeds a fee of $200,000 to a son of the local Russian resident Director of SCC for his assistance in connection with matters related to this transaction.

         Approximately $2,100,000 expended in connection with obtaining the original lease agreement and demolition costs of the Sakhalin project remains on the Company's consolidated balance sheet at March 31, 2003.

         In May 2001, the Company entered into a contract to acquire an entity ("EMSI") which held the exclusive right and obligation to supply an on-line lottery and sports lottery system, and to operate it, in Ho Chi Minh City and the Southern provinces of Vietnam. Certain conditions to that contract were not fulfilled, and the Company subsequently determined that it was in its best interests to assign its rights in that contract to a Canadian entity, Pacific Lottery Corporation ("PLC"), and to restructure its cash investment in the project into common shares of PLC. In a transaction which was consummated as of April 7, 2003, the Company acquired from PLC 7,962,620 of its common shares in satisfaction of indebtedness owed to the Company by PLC at a deemed purchase price of $.30CDN per share. The transaction was part of a debt and equity reorganization of PLC, and a private placement by PLC of its common shares and warrants to a wholly owned subsidiary of Genting International PLC ("Genting") for $4.5 Million CDN. The funds from the private placement are to be exclusively used in connection with the development of the online lottery program in Ho Chi Minh City and the Southern provinces of Vietnam. Securities of PLC are traded on the Canadian Venture Exchange under the symbol TSX-Venture: "LUK".

         The Company also received from PLC a "finders option" upon the closing of the private placement to compensate the Company for assisting in bringing about the private placement. The finders option consists of common stock purchase warrants to purchase 1,400,000 additional common shares of PLC at $.30CDN per share (exercisable for a twenty-four month period).

         The acquisition of these securities gives the Company current ownership of approximately 19.7% of the common shares of PLC (or 13.6% of such common shares following the conversion to common shares of the outstanding preferred shares), or 11.9% of the common shares on a fully diluted basis.

         In the private placement, Genting acquired an approximate 30% equity stake in PLC, assuming all the preferred shares are converted into common shares of PLC, and potentially up to a 47% equity stake (fully diluted) assuming Genting exercises all of the warrants it received. Genting is a diversified investment company whose subsidiaries include investment holdings, property development and provision of sales and marketing services to resort-related businesses. Securities of Genting are listed on the Luxembourg Stock Exchange and quoted on the Singapore Stock Exchange.

 (NOTE C) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         [1]  Principles of consolidation

          The accompanying condensed consolidated financial statements include the accounts of LWSI and its subsidiaries and joint venture. Inter-company transactions and balances have been eliminated in consolidation.

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

         [7]  Earnings Per Share

          Effective December 31, 1997, the Company adopted Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which simplifies the computation of earnings per share. Net (loss) income per share of common stock is based on the weighted average number of common shares outstanding during each period. Diluted (loss) income per share of common stock is computed on the basis of the weighted average number of common shares and diluted securities outstanding. Dilutive securities having an anti-dilutive effect are excluded from the calculation.

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

         Parbhoe has made a counterclaim of approximately $484,000 for rent in arrears and has asked for the dissolution of the lease agreement and payment of back rent. Management, through consultation with legal counsel, is of the opinion that this case has no merit due to the reasons mentioned in the preceding paragraphs as well as other legal arguments.

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

RESULTS OF OPERATIONS

                 Comparison of Three Months Ended March 31, 2003
                      to Three Months Ended March 31, 2002

         Net Loss/Income. The Company incurred a net loss of $136,484, or $0.12 per share, for the three months ended March 31, 2003, as compared to net income of $182,940, or $0.21 per share, for the three months ended March 31, 2002. The net loss for the current period resulted from various factors as described below.

         Revenues. During the three months ended March 31, 2003, the Company had revenues of $1,682,285 generated from its Suriname casino operations. For the three months ended March 31, 2002, the Company recorded revenues of $1,988,830 generated by the Suriname casino. The 15% decrease in revenues during the current period resulted from increased competition, the weak Suriname economy and the continued Suriname currency devaluations.

         Marketing, General and Administrative Expenses. Marketing, general and administrative expenses were $1,619,445 for the three months ended March 31, 2003 consisting primarily of $1,258,328 related to operating expenses of the Suriname casino and $361,117 for general corporate overhead. Marketing, general and administrative expenses were $1,292,463 for the three months ended March 31, 2002 consisting primarily of $943,047 related to operating expenses of the Suriname casino and $349,416 for general corporate overhead. The Suriname casino's current period operating expenses increased by $315,281 or 33%. The prior year's quarter included an adjustment which reduced the Suriname casino's expenses during such quarter by $71,000 and related to the reversal of certain expenses which had been accrued in periods prior to such quarter. Excluding this adjustment, the March 2002 quarter's expenses were approximately $1,014,000 and the increase in the March 2003 quarter over March 2002 quarter was $244,000 or 24%. The additional expenses incurred in the current period were primarily the result of (i) increased marketing and promotional programs initiated by the Company designed to increase activity and wagering at the Suriname casino in an effort to help offset declines in activity caused by Suriname currency devaluations and the weak economy, (ii) increased payroll and staff expenses related to both a new bonus plan and the hiring of additional staff required for the increased hours of operation of the Suriname casino's live gaming tables and
(iii) the new casino tax assessed on gaming equipment (see Note D to the condensed consolidated financial statements hereinabove) which commenced January 1, 2003 and amounted to $137,000 during the current quarter.

         Interest Income (net). For the three months ended March 31, 2003, net interest income was $2,442. Net interest income of $17,405 during the three months ended March 31, 2002 resulted from an adjustment made based on a recalculation of interest due to the Company's Suriname joint venture partner on loans it made during 1998 and 1999 for the completion of the Suriname casino construction.

         Minority Interest. The Company has management control of SLC in which it owns a 50% equity interest. As such, the Suriname casino's operations are consolidated with those of the Company and a minority interest is recorded for the 50% interest held by the Company's joint venture partner. During the three months ended March 31, 2003, SLC generated net after tax income of $181,296 after deduction for management fees and interest expenses earned by the Company and eliminated in consolidation. As a result, a minority interest equal to 50% of such amount or $90,648 was recorded by the Company. For the three months ended March 31, 2002, SLC generated net income of $536,000 after deduction for management fees and interest expenses earned by the Company and the Company recorded a minority interest equal to 50% of such amount, or $268,000.

         Foreign Income Taxes. During the three months ended March 31, 2003, SLC accrued for income taxes of $111,118 payable to the Suriname Government and for the three months ended March 31, 2002, SLC accrued for income taxes of $262,832 payable to the Suriname Government. Taxes are based on a tax rate of 50% of the estimated net taxable income pursuant to the Suriname Hazard Games Act of 1962. The decrease in Suriname income taxes during the current period resulted from a lower taxable income generated by the decreased revenues and increased expenses of SLC as described above.

                 Comparison of Nine Months Ended March 31, 2003
                       to Nine Months Ended March 31, 2002

         Net Loss/Income. The Company incurred a net loss of $307,576, or $0.25 per share, for the nine months ended March 31, 2003, as compared to net income of $84,914, or $0.10 per share, for the nine months ended March 31, 2002. The net loss in the current period resulted from various factors as described below.

         Revenues. For the nine months ended March 31, 2003, the Company had revenues of $5,293,933 from the operations of the Suriname casino compared to $5,337,275 for the nine months ended March 31, 2002. Revenues for the current period remained constant with the corresponding period in the prior year although the operating expenses required to generate such revenues in the current period increased as described below.

         Marketing, General and Administrative Expenses. Marketing, general and administrative expenses were $4,505,343 for the nine months ended March 31, 2003 consisting primarily of $3,247,756 related to operating expenses of the Suriname casino and $1,257,587 for general corporate overhead. For the nine months ended March 31, 2002, marketing, general and administrative expenses were $3,819,710 consisting primarily of $2,698,421 related to operating expenses of the Suriname casino and $1,121,289 for general corporate overhead. The current period's Suriname casino operating expenses increased by $549,335 or 20% primarily due to
(i) increased marketing and promotional programs initiated by the Company designed to increase activity and wagering at the Suriname casino in an effort to help offset declines in activity caused by Suriname currency devaluations and the weak economy, (ii) increased payroll and staff expenses related to both a new bonus plan and the hiring of additional staff required for the increased hours of operation of the Suriname casino's live gaming tables and (iii) the new casino tax assessed on gaming equipment (see Note D to the condensed consolidated financial statements hereinabove) which commenced January 1, 2003 and amounted to $137,000 during the March 2003 quarter. General corporate overhead increased during the current period by $136,298 primarily due to a bonus paid during the current period to the Company's Chief Executive Officer through the issuance of common stock of the Company valued at $112,500.

          Interest Expense (net). For the nine months ended March 31, 2003, net interest expense was $775 compared to $79,651 for the nine months ended March 31, 2002. The decrease during the current period was attributable to the reduction in the amount outstanding on loans made by the Company's Suriname joint venture partner during 1998 and 1999 for the completion of the construction of the Suriname casino.

         Minority Interest. The Company has management control of SLC in which it owns a 50% equity interest. As such, the casino's operations are consolidated with those of the Company and a minority interest is recorded for the 50% interest held by the Company's joint venture partner. During the nine months ended March 31, 2003, SLC generated net after tax income of $984,264 after deduction for management fees and interest expenses earned by the Company and eliminated in consolidation. As a result, a minority interest equal to 50% of such amount or $492,132 was recorded by the Company. For the nine months ended March 31, 2002, SLC generated net income of $1,159,714 after deduction for management fees and interest expenses earned by the Company and the Company recorded a minority interest equal to 50% of such amount, or $579,857.

         Foreign Income Taxes. During the nine months ended March 31, 2003, SLC accrued for income taxes of $603,259 payable to the Suriname Government based on a tax rate of 50% of the estimated net taxable income pursuant to the Suriname Hazard Games Act of 1962. During the nine months ended March 31, 2002, SLC accrued for income taxes of $773,143 payable to the Suriname Government.

LIQUIDITY AND CAPITAL RESOURCES

         Since August 1999, the Company's almost sole recurring source of cash, exclusive of loans and securities sales described above, was the cash payments from SLC which is the joint venture entity that owns the Suriname casino. Parbhoe owns the hotel where the Suriname casino has its leased premises, and is the Company's 50% joint venture partner in SLC. Dorsett, the Company's 100% owned Delaware subsidiary, manages SLC and the Suriname casino. Cash payments from SLC to LWSI, Parbhoe or their affiliates are made by SLC, under the management control of Dorsett. Currently, after first making payment to Dorsett for it's monthly casino management fees, all remaining distributable cash flow of the Suriname casino is allocated equally between the Company and it's joint venture partner.

          Suriname has price controls on rents. The Company has been advised that the rent for the Suriname casino required by the lease exceeds the lawful rent by approximately $13,500 per month. SLC has sued Parbhoe in Suriname to recover approximately $315,000 in past overpayments. The Company is unable to predict the outcome of that suit, but has been advised by counsel that SLC's position has substantial merit.

          The Sakhalin Project has continued to generate cash losses for the Company through March 31, 2003. In April 2003, SGTI (the Company's wholly owned subsidiary which owns 85% of SCC) entered into a series of agreements (dated as of March 20, 2003) under which SCC is transferring one half of the leasehold rights to approximately ten acres of property held by SCC to a third party in return for payment of $1,300,000, of which SGTI has so far received $875,000. The remaining $425,000 of the purchase price is due at the end of May 2003. SGTI paid from the proceeds a fee of $200,000 to a son of the local Russian resident Director of SCC for his assistance in connection with maters related to this transaction. For a complete description of the transaction, see Note B to the condensed consolidated financial statements hereinabove.

         As of March 31, 2003, the Company had advanced $1,076,000 to EMSI to develop the Lottery Gaming System Contract and to support its operations and those of PLC in Vietnam and had incurred costs and expenses related to the Vietnam project of an additional $492,000, all in anticipation of the acquisition of EMSI by the Company. The Advances were funded by the sale of $450,000 of common stock to certain private investors, and the balance was provided from operating funds available to the Company. The transaction was restructured whereby PLC acquired EMSI in April 2003 and the Company received from PLC cash of $69,500 and 7,962,620 of PLC's common shares in satisfaction of the indebtedness at a deemed purchase price of $.30CDN per share, as part of a debt and equity reorganization of PLC, and as part of a private placement by PLC of its common shares and warrants to a wholly owned subsidiary of Genting International PLC ("Genting") for $4.5 Million CDN. The funds from the private placement are to be exclusively used in connection with the development of an online lottery program in Ho Chi Minh City and the Southern provinces of Vietnam. Securities of PLC are traded on the Canadian Venture Exchange under the symbol TSX-Venture: "LUK". The Company also received from PLC a "finders option" upon the closing of the private placement to compensate the Company for assisting in bringing about the private placement. The finders option consists of common stock purchase warrants to purchase 1,400,000 additional common shares of PLC at $.30CDN per share (exercisable for a twenty-four month period).

          On March 31, 2003, the Company had approximately $2,192,000 in cash or cash equivalents on hand. The Company believes that the distribution of profits from the Suriname casino together with the proceeds received from the sale of one-half of the leasehold rights in the Sakhalin property will provide adequate cash flow to maintain the Company's current operations for the next 12 months.

SUBSEQUENT EVENTS

         In a transaction which was consummated as of April 7, 2003, the Company acquired from PLC 7,962,620 of its common shares in satisfaction of indebtedness owed to the Company by PLC at a deemed purchase price of $.30CDN per share. The Company also received from PLC a "finders option" to compensate the Company for assisting in bringing about PLC's private placement. The finders option consists of common stock purchase warrants to purchase 1,400,000 additional common shares of PLC at $.30CDN per share (exercisable for a twenty-four month period). For a complete description of the transaction, see Note B to the condensed consolidated financial statements hereinabove.

          In April 2003, SGTI (the Company's wholly owned subsidiary which owns 85% of SCC) entered into a series of agreements (dated as of March 20, 2003) under which SCC is transferring one half of the leasehold rights to approximately ten acres of property held by SCC to a third party in return for payment of $1,300,000, of which SGTI has so far received $875,000. The remaining $425,000 of the purchase price is due at the end of May 2003. SGTI paid from the proceeds a fee of $200,000 to a son of the local Russian resident Director of SCC for his assistance in connection with maters related to this transaction. For a complete description of the transaction, see Note B to the condensed consolidated financial statements hereinabove.

ITEM 3.      CONTROLS AND PROCEDURES

         An evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13(a) - 14(c) and 15(d) - 14(c)) within the past 90 days shows such controls and procedures to be adequate. No significant changes in such controls or other factors have occurred since the date of such evaluation.

                           PART II. OTHER INFORMATION



ITEM 1.       LEGAL PROCEEDINGS

         See (Note E) "Commitments and Contingencies" to the financial statements included herein.

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

                  N/A

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)  Exhibit No.

                  10.17 - Subscription, Debt Settlement and Release Agreement
              dated as of April 7, 2003, between Pacific Lottery Corporation and the Company.

                  10.18 - Contract on Reimbursement of Costs dated March 20,
              2003, between Sakhalin Trading and Investment Limited, Sakhalin City Centre, Limited and Sino Smart Investment Limited, together with agreements and documents supplemental and related thereto.

              (b) Reports on Form 8-K

         On April 10, 2003, the Company filed a Form 8-K to report the acquisition on April 7, 2003, of 7,962,620 common shares of Pacific Lottery Corporation ("PLC") and 1,400,000 two-year warrants to purchase additional common shares of PLC at $CDN.30 per share. See Note B to the condensed consolidated financial statements hereinabove and Exhibit 10.17 hereto.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           LOTTERY & WAGERING SOLUTIONS INC.

Dated:  May 13, 2003                       By:  /s/ Dallas Dempster
                                           -------------------------------------
                                           Dallas Dempster

                                           Chief Executive Officer and President

                                           By:  /s/ Miles R. Greenberg
                                           -------------------------------------
                                           Miles R. Greenberg
                                           Chief Financial Officer and Secretary

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


 Date:    May 13, 2003

                                           /s/ Dallas R. Dempster
                                           ------------------------
                                           Dallas R. Dempster
                                           Chief Executive Officer and President

II.      CERTIFICATIONS

I, Miles R. Greenberg, certify that:


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

 Date:    May 13, 2003

                                           /s/ Miles R. Greenberg
                                           ------------------------
                                           Miles R. Greenberg
                                           Chief Financial Officer and Secretary