Form 10KSB
period 2003-06-30
LOTTERY & WAGERING SOLUTIONS INC
filed 2003-10-14
CIK 1026671

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     For the Fiscal Year Ended June 30, 2003

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

                                 ---------------

       Securities registered under Section 12(b) of the Exchange Act: None
      Securities registered pursuant to Section 12(g) of the Act )Title of each Class) Common Stock, $0.001 par value

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes (X) No ( )

      Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes ( ) No (X)

      The small business issuer's revenues for its most recent fiscal year are $7,235,667.

         The aggregate market value of the issuer's common stock held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices, as of September 30, 2003 was $1,214,000.

        The number of shares of the issuer's common stock outstanding at September 30, 2003 was 1,073,777.

Transitional Small Business Disclosure Format.   Yes       No X
                                                    ---      ---

                                TABLE OF CONTENTS


                                     PART I
                                                                          Page
Item 1.         Description of Business                                     3

                Company Overview                                            3

                Casino Operations                                           4

                Sakhalin Project                                            5

                Lottery & Gaming System Investment                          6

                Employees                                                   7

Item 2.         Description of Property `                                   7

Item 3.         Legal Proceedings                                           8

Item 4.         Submission of Matters to a Vote of Security Holders         9


                                     PART II

Item 5.         Market for Common Equity and Related
                Stockholder Matters                                         9

                Equity Compensation Plan
                Information                                                10

Item 6.         Management's Discussion and Analysis or
                Plan of Operations                                         10

                Results of Operations                                      12

                Liquidity and Capital Resources                            14

Item 7.         Financial Statements                                       17

Item 8.         Changes in and Disagreements with Accountants On           17
                Accounting and Financial Disclosure

Item 8A.        Controls and Procedures                                    17


                                    PART III

Item 9.         Directors and Executive Officers of the Registrant         17

Item 10.        Executive Compensation                                     19

                Summary Compensation Table                                 19

                Option Grants for the Twelve Months Ended                  20
                June 30, 2003

                Directors Compensation                                     21

Item 11.        Security Ownership of Certain Beneficial Owners and
                Management and Related Stockholder Matters                 21

Item 12.        Certain Relationships and Related Transactions             23

Item 13.        Exhibits and Reports on Form 8-K                           23

Item 14.        Principal Accountant Fees and Services                     25

                Signatures                                                 26

                           FORWARD LOOKING STATEMENTS

         This Annual Report on Form 10-KSB contains "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this document regarding the Company's strategies, plans, objectives, expectations, and future operating results are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable at this time, it can give no assurance that such expectations will prove to have been correct. Actual results could differ materially based upon a number of factors including but not limited to, uncertainties associated with the risks of ongoing litigation in Suriname including the risk of the eviction of the Company's joint venture entity from its premises in Suriname, and of the costs of relocating its casino operations if necessary (See "Legal Proceedings"); the Company's working capital deficit and accumulated deficit; risks associated with geographic expansion and new lines of business; risks inherent in international businesses; risks relating to the Sakhalin Project; risks relating to the Company's investment in an entity engaged in the development of the Vietnamese lottery; possible change in control; political and economic factors; risks of foreign legal systems; restrictions and controls on foreign investments and acquisitions of majority interests; government regulation; nature of the gaming industry; dependence on successful gaming operations; collectability of casino and lottery receivables; effects of inflation and currency fluctuations; competition; reliance on advances and dividends from subsidiaries; dependence on key personnel; lack of key man insurance; volatility of prices of shares; potential adverse impact on market price of shares, shares eligible for future sale, and additional registered securities; potential adverse effect of future issuances of authorized preferred stock; limited public market and liquidity, and other risks detailed in the Company's Securities and Exchange Commission filings.

Item 1.  Description of Business

                                COMPANY OVERVIEW

        Lottery & Wagering Solutions Inc. ("LWSI") was incorporated under the laws of the State of Delaware on March 6, 1996 as Conserver Corporation of America, changed its name on December 2, 1997 to CCA Companies Incorporated, and on October 1, 2001 changed its name again. The current active business of LWSI (with its subsidiaries, the "Company") is the operation of a gaming casino in Suriname 50% owned by the Company. The Company is also pursuing the sale of property initially acquired by it for the development of a casino and hotel project in Sakhalin in the Russian Federation on an island north of Japan (the "Sakhalin Project"). In addition, in May 2001, the Company entered into a contract under which, subject to significant pre-acquisition conditions, the Company was to acquire all of the stock of Emerging Market Solutions, Inc., ("EMSI") the sole asset of which is a lottery gaming system contract which grants to EMSI the exclusive right to provide an on-line lottery and sports betting system in Ho Chi Minh City and the Southern Provinces of Vietnam. The proposed acquisition was approved by the stockholders of the Company on September 26, 2001, but was not consummated as various preconditions to a closing were not met. In April 2003, the Company restructured its investment in this project by exchanging its interests therein for shares of Pacific Lottery Corporation ("PLC"), a Canadian company whose shares are traded on the Canadian Venture Exchange, and which has undertaken to pursue the development of the lottery system in Vietnam. See "Lottery and Gaming System Investment" herein.

         Since March 1999, the Suriname casino, owned by Suriname Leisure Company A.V.V. ("SLC"), an Aruba joint venture entity 50% owned by the Company, and 50% owned by Parbhoe Handelmij NV ("Parbhoe") has been operating in permanent quarters in the hotel where previously SLC maintained temporary facilities for its casino operations. The Company's 100% owned Delaware subsidiary, Dorsett Hotel & Resorts, Inc. ("Dorsett") manages the casino.

         On July 30, 2003, the Subdistrict Court of Suriname issued an order evicting SLC from such quarters finding that Parbhoe, the lessor, did not have the legal right to grant the lease under which SLC was occupying such premises. The order of eviction has been appealed and is temporarily suspended until November 8, 2003. As there is no assurance that the order of eviction will ultimately be reversed or nullified, the Company is seeking an alternative location in Paramaribo for the operation of a casino. See "Casino Operations" and "Legal Proceedings".

         Despite numerous discussions and several agreements, the Company was not able to obtain the necessary financing to develop the Sakhalin Project. The Sakhalin Project involved plans to develop a hotel/casino complex on a ten-acre site in the center of the City of Yuzhno-Sakhalinsk. In the fiscal year ended June 30, 2000, the Company wrote down all but approximately $2,100,000 of Sakhalin Project capitalized expenditures on the Company's accounts. In April, 2003, the Company transferred one half of its leasehold rights in the Sakhalin Project to a third party for $1,300,000 (See "Sakhalin Project").

Recent Financial History

        During the years ended June 30, 2002 and June 30, 2003, the Company had revenues of approximately $7,114,000 and $7,236,000 respectively, all from the Suriname casino operations.

         Since August 1999, the Company's primary recurring source of cash, exclusive of certain loans and securities sales, was the cash payments from SLC which is the joint venture entity that owns the Suriname casino.

         On October 1, 2001, all of the shares of the common stock of the Company were consolidated by a twenty-into-one reverse split. Unless otherwise stated, information concerning outstanding shares of common stock and prices thereof for periods prior to October, 2001 has been adjusted to account for this share consolidation.

Casino Operations

         Dorsett (the Company's 100% owned subsidiary) and SLC (the Company's 50% owned joint venture entity) are currently operating a casino in Suriname.

         The Company's Suriname casino, part of a joint venture, occupies two leased floors totaling about 20,000 square feet in the Plaza Hotel, which is a downtown hotel in the capital city of Paramaribo. The Company began operations of its Suriname casino in October 1998 in temporary quarters. The permanent casino was completed and became operational in March 1999. The casino has approximately 15 gaming tables, 181 slot machines and a 50-seat restaurant. There are other casinos in Paramaribo, the capital city, and three compete with the Company for the same local gaming clientele.

         The Suriname casino was constructed by the Company pursuant to an agreement with Parbhoe, the local company that owned the casino license and which became the 50% owner of the joint venture entity, SLC. SLC entered into the Suriname Casino Management Agreement in April 1998 for the Company, through Dorsett, to operate the Casino for fifteen years at a base fee equal to 3% of gross revenues calculated on an annual basis and payable monthly, plus an incentive fee of ten percent of gross operating profits, payable monthly. SLC entered into a lease agreement for the casino premises from Parbhoe, which represented to Dorsett that it was the hotel owner, for fifteen years beginning February 1998 for $200,000 per year, subject to locally based escalation. As set forth above, the Company is subject to an order of eviction from such premises which has been temporarily suspended. Prior to the issuance of the eviction order, the Company had been advised that the rent required by the lease exceeded the lawful rent permitted under the rent control laws of Suriname by approximately $13,500 per month and was seeking a refund of rent paid and a limitation on future rent.

         Because of uncertainties caused by the order of eviction issued by the Suriname Court, the Company is actively seeking to establish its own casino operations at another location in Paramaribo. Through its subsidiaries the Company has acquired a license to operate a casino in Suriname. (See "Legal Proceedings").

         If the Company relocates the Suriname Casino to a different location, it will have to design and set up infrastructure, incur additional relocation costs associated with removal, transportation and installation of equipment, leasehold improvements, advertising and all other costs associated with relocation and statutory costs associated with the set up of operations at a new location. The Company may also need to terminate the employment of some or all of its existing staff and pay them compensation based upon the labor laws in Suriname. In addition, there is the potential for a full or partial impairment, depending on the outcome of the court proceedings, of the leasehold improvements in SLC, which have a net book value of approximately $3,095,000 at June 30, 2003.

         The Company has approximately $3,500,000 in cash and cash equivalents as of June 30, 2003, which includes approximately $1,500,000 held by LWSI in the U.S. and approximately $2,000,000 held by SLC in Suriname. Management believes that, if the Suriname eviction is upheld and SLC is required to relocate to a new facility, the cash presently held by the Company could sufficiently finance improvements required to outfit a new space for a casino.

         Until March 31, 2003, the Company's casino operations were managed by David Hartley under a Consulting Agreement with Star Casinos Limited ("Star") as consultant. Mr. David Hartley is an experienced casino consultant. The Company engaged Star on a month-to-month basis to maintain Mr. Hartley's services, for which the Company paid Star approximately $12,500 per month from July 1, 2002, through March 31, 2003.

         The Company is investigating the desirability of participating in the development and operation of a casino in Vietnam, approximately 80 miles from Ho Chi Minh City, and is actively seeking a casino license to conduct such operations. On September 16, 2003, the Company posted a refundable deposit of $250,000 with an agency of the Vietnamese government as a demonstration of its interest in negotiating an acceptable agreement for the casino license.

Sakhalin Project

         The Company entered into a stock purchase agreement on October 24, 1997, (the "Sakhalin Agreement") with Sakhalin General Trading Investments Limited ("SGTI") and an assignment agreement with Sovereign Gaming and Leisure Limited ("Sovereign") on December 12, 1997, each a limited liability company organized under the laws of Cyprus. Pursuant to the Sakhalin Agreement, the

Company acquired all of the outstanding shares of SGTI and SGTI's rights and interest in a project to develop the Sakhalin Project, and SGTI's ownership interest in 85% of Sakhalin City Center Ltd. ("SCC"). SCC is a closed joint stock company incorporated under the laws of the Russian Federation that holds certain rights, including a 101-year ground lease on the proposed site of the Sakhalin Project, and a guarantee by the city of Yuzhno-Sakhalinsk (the "City") to issue a gaming license to SCC.

         Pursuant to the Sakhalin Agreement, SCC was to develop, subject to obtaining financing, a hotel/casino complex on a ten-acre site in the center of the City of Yuzhno-Sakhalinsk. Because the Company has been unable to obtain financing for this project, it has made efforts to sell its rights in the Sakhalin Project or sub-lease all or a portion of the property, which it has leased from the City for the Sakhalin Project.

         In April 2003, SGTI entered into a series of agreements (dated as of March 20, 2003) under which it transferred one half of the leasehold rights held by SCC to a third party in return for payment of $1,300,000. Under these agreements, SCC transferred to the purchaser the sublease rights to approximately five acres of the property, and one half of the shares of SCC which it held. Consummation of the transactions were conditioned upon the registration by the purchaser of the Sublease of such five acres from the City of Yuzhno-Sakhalinsk which has now occurred. The purchaser has agreed to return to SGTI, for nominal consideration, the shares of SCC if it acquires a direct lease from the City for the portion of the property subject to the sublease. SGTI has paid a fee of $200,000 to a consultant for assistance in connection with matters related to this transaction.

         Approximately $1,000,000 expended in connection with obtaining the original lease agreement and demolition costs remains on the Company's consolidated balance sheet at June 30, 2003.

         The Sakhalin Project (other than its financing) has been managed by SCC in Sakhalin City, primarily by Mr. Valery Mozolevsky, who has had long-term employment with SCC. Mr. Dallas Dempster was, and still is, one of two Executive Directors of SCC and is the General Director. Mr. Valery Mozolevsky was, and still is, the other Executive Director.

         The Company is continuing to explore alternatives for the sale or other disposition of its remaining interests in the Sakhalin Project.

Lottery & Gaming System Investment.

         In May 2001, the Company entered into a contract to acquire an entity ("EMSI") which held the exclusive right and obligation to supply an on-line lottery and sports lottery system, and to operate it, in Ho Chi Minh City and the Southern provinces of Vietnam. Certain conditions to that contract were not fulfilled, and the Company subsequently determined that it was in its best interests to assign its rights in the contract to a Canadian entity, Pacific Lottery Corporation ("PLC"), and to restructure its cash investment in the project into common shares of PLC. In a transaction which was consummated as of April 7, 2003, the Company acquired from PLC 7,962,620 of its common shares in satisfaction of indebtedness owed to the Company by PLC at a deemed purchase price of $.30CDN per share. The transaction was part of a debt and equity reorganization of PLC, and a private placement by PLC of its common shares and warrants to a wholly owned subsidiary of Genting International ("Genting") for $4.50 Million CDN. The funds from the private placement are to be exclusively used in connection with the development of the online lottery program in Ho Chi Minh City and the Southern provinces of Vietnam. Securities of PLC are traded on the Canadian Venture Exchange under the symbol TSX-Venture: "LUK".

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

Employees
         As of June 30, 2003, the Company had 281 employees, including its 2 executive officers.

Item 2.  Description of Property

         The Company maintains its principal executive office at 8201 Peters Road, Suite 1000, Ft. Lauderdale, Florida 33324. This office space encompasses one executive suite, and is subject to a month-to-month lease, at a monthly rental of approximately $1,300.

         The Company's Sakhalin Project is managed from a 450 square foot leased office in Sakhalin City pursuant to a one-year renewable lease. The monthly rental for the office is approximately $1,100.

         See "Casino Operations" above for a description of the Company's leased premises in Suriname, and "Legal Proceedings" for a description of issues involving its lease agreement thereat.

         Subject to a favorable resolution of the eviction proceeding in Suriname, the Company believes its existing facilities will be adequate to meet current needs.

Item 3.  Legal Proceedings

         On July 30, 2003, the Subdistrict Court in Suriname issued an order evicting SLC from the premises it occupies in the Plaza Hotel and from which it conducts all of its casino operations. The Court ruled that Stichting Dim (Dim Foundation), the plaintiff in the eviction proceeding which took title to the Hotel through a mortgage foreclosure, was not bound by the 1998 casino lease between SLC and Parbhoe, as Parbhoe did not hold registered title to the premises. SLC is appealing such order, and in a separate proceeding has been granted an order suspending its execution until at least November 8, 2003. If the appeal has not been decided prior to November 8, 2003, SLC will request that execution be suspended until a decision is reached in the appeal. According to the attorneys for SLC, the chances in the appeal are reasonable. As there is no assurance that an extension of the stay will be granted, or that the appeal will be successful, the Company through its subsidiaries is seeking alternative locations in Paramaribo to relocate its casino operations.

         On July 30, 2001, Parbhoe acting in the name of SLC, put a garnishment on the bank accounts operated by Dorsett, the manager on behalf of SLC (SLC v. Dorsett & Clague, A.R. 01/2894), claiming that Dorsett was transferring SLC's money illegally, and that Clague was not authorized to act as General Manager. Parbhoe claims that Dorsett and Clague owes to SLC US $4,152,254. The garnishment was lifted in Summary proceedings (Clague & Dorsett v. SLC, A.R. 01/3005). The main proceeding is still pending. In this case, the B-directors Dempster, Clague and Dorsett have petitioned to be admitted as parties in the case, with the express purpose of objecting to the fact that Parbhoe started the lawsuit on behalf of SLC, without permission of the Board of Directors. On November 4, 2003, the judge is expected to render a decision in this matter.

         On May 10, 2002, Parbhoe undertook an identical action to block the bank accounts of Dorsett (SLC v. Dorsett & Clague, A.R. no.01/3216). The garnishment was also lifted (Clague & Dorsett v. SLC, A.R. 02/2012), but the main case, with the same contents as the previous one, is also pending.

         SLC and Dorsett are engaged in other legal proceedings in Suriname in which SLC seeks to recover approximately $315,000 in rental payments which were made to Parbhoe, its Landlord. According to a decision of the district commissioner such payments were in excess of the maximum rentals permitted by law. Parbhoe has counterclaimed in the proceeding seeking dissolution of the lease and alleging it is due payment of back rent in the amount of $484,000. After consultation with its Suriname attorneys, management of the Company is of the opinion that such counterclaim will not be sustained.

         On December 9, 2002, Dorsett commenced an action in Suriname, entitled Dorsett v. Parbhoe, A.R. 02/1187, Article 12 of the Joint-Venture Agreement
(JVA) between Parbhoe and Dorsett stipulate that a party obtains an option to buy the shares of the other party, if a change of control occurs within that other party. Since Winod Parbhoe died on September 4, 2001, such change of control occurred within Parbhoe's Handelmij NV. Dorsett seeks to enforce this option to purchase Parbhoe's shares in SLC.

         All of the foregoing legal proceedings predate the finding of the Suriname Court that Parbhoe did not have registered title to the premises at the time it entered into the lease agreement. The Company is currently evaluating the legal remedies available to it in the event this decision is sustained, both to the extent they affect these pending legal proceedings, and to the extent they give rise to other claims which the Company or its affiliates may assert in the future.



Item 4. Submission of Matters to a Vote of Security Holders.

         No matters were submitted during the forth quarter of the fiscal year ended June 30, 2003, to a vote of the security holders of the Company.


                                    PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

         Price Range of Common Stock. The Company's Common Stock is traded on the OTC Bulletin Board or Pink Sheets of the National Quotation Service.

         The following sets forth, for the quarterly periods indicated, high and low per share closing price information for the Common Stock as reported on the OTC Bulletin Board, or pink sheets:

For the Quarterly Periods Beginning July 1, 2001 and ending June 30, 2003

                                         High                     Low
July 1-Sept. 30, 2001                   $4.20                    $2.00
Oct. 1-Dec. 31, 2001                     4.20                     2.05
Jan. 1-March 31, 2002                    2.25                     1.40
April 1-June 30, 2002                    1.50                      .75
July 1-Sept. 30, 2002                     .81                      .35
Oct. 1-Dec. 31, 2002                     1.00                      .15
Jan. 1, 2002-March 31, 2003              1.05                      .22
April 1-June 30, 2003                    1.35                      .61

         (The above prices reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions).

         Approximate Number of Security Holders. As of August 31, 2003 the Company had approximately 480 registered holders of record of its Common Stock.

         Dividend Information. The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds and profits, if any, in the development of the Company's business.

         Sales of Unregistered Securities.  Not Applicable

Equity Compensation Plan Information.

         The following table indicates certain information with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance:



                  Number of            Weighted-            Number of
                  Securties to be      average              securities
                  issued upon          exercise price       remaining
                  exercise of          of outstanding       available for
                  outstanding          options,             future issuance
                  options,             warrants and         under equity
                  warrants and         rights               compensation
                  rights                                    plans (excluding
                                                            securities
                                                            reflected in
                                                            column (a)


--------------------------------------------------------------------------
                      (a)                   (b)                     (c)
--------------------------------------------------------------------------
Equity
compensation
plans approved      198,125                 .73               2,801,875
by security
holders
--------------------------------------------------------------------------
Equity
compensation
plans not           114,583               $3.51                  _____
approved by
security holders
--------------------------------------------------------------------------
 Total              312,708               $1.74               2,801,875
--------------------------------------------------------------------------

Item 6.  Management's Discussion and Analysis or Plan of Operation

RESULTS OF OPERATIONS FOR THE YEAR ENDED JUNE 30, 2003 AS COMPARED WITH THE YEAR ENDED JUNE 30, 2002

         Net Income (Loss). The Company generated net income of $261,710 or $.22 per share for the year ended June 30, 2003 as compared to a loss of $604,511 or $.61 per share during the year ended June 30, 2002. The loss during the prior year was due to the reserve recorded on advances of $840,329 related to the Vietnam lottery project. Excluding such reserve, the Company's net results during the prior year generated net income of $235,818. During the current year period, the $840,329 reserve was recovered resulting in net income of $261,710. Excluding such recovery, current year results generated a net loss of $578,619. The reduction in net income during the current year (excluding the effects of the reserve and recovery of advances) resulted primarily from increased operating expenses and foreign exchange fees as more fully described below.

         Revenues. During the year ended June 30, 2003, the Company generated revenues of $7,235,667 attributable to its casino operations in Suriname. For the year ended June 30, 2002, the Company generated revenues of $7,113,988 from its Suriname casino. Although revenues increased by approximately 1.5%, the costs to generate such revenues increased substantially as more fully described below.

         Marketing and Promotional Expenses. During the year ended June 30, 2003, marketing and promotional expenses were $400,500 as compared, with $322,064 for the year ended June 30, 2002. The current years increase resulted from programs designed to increase activity and wagering at the Suriname casino in an effort to help offset declines in activity caused by Suriname currency devaluations and the weak economy.

         General and Administrative Expenses. General and administrative expenses were $6,016,104 for the year ended June 30, 2003 as compared to $4,781,673 for the year ended June 30, 2002. Included in the current year's expenses were $4,180,712 of operating expenses associated with the Company's

Suriname casino and $1,835,392 for general corporate overhead including salaries, consulting, professional fees and travel. Included in the prior year's expenses were $3,319,167 of operating expenses associated with the Company's Suriname casino and $1,462,506 for general corporate overhead. The current period's Suriname casino operating expenses increased by $861,544 or 26% primarily due to (i) costs associated with various programs initiated by the Company designed to increase activity and wagering at the Suriname casino in an effort to help offset declines in activity caused by Suriname currency devaluations and the weak economy, (ii) increased payroll and staff expenses related to both a new bonus plan and the hiring of additional staff required for the increased hours of operation of the Suriname casino's live gaming tables, and (iii) the new casino tax assessed on gaming equipment which commenced January 1, 2003 and amounted to $270,572 during the current year. General corporate overhead increased during the current period by $372,886 primarily due to (i) non-cash compensation charges of $112,500 related to a bonus paid during the current period to the Company's Chief Executive Officer through the issuance of 150,000 shares of common stock of the Company valued at $.75 per share, (ii) franchise, dividend and other taxes of approximately $110,000, and (iii) increased professional and consulting fees and other expenses incurred related to the sublease of a portion of the Sakhalin property, and the restructuring of the Company's investment in the Vietnamese lottery project.

         Interest Expense. For the year ended June 30, 2003, interest expense amounted to $6,455 compared to $94,520 for the year ended June 30, 2002. The decrease during the current period was attributable to the reduction in the amount outstanding on loans made by the Company's Suriname joint venture partner during 1998 and 1999 for the completion of the construction of the Suriname casino.

         Reserve/Recovery on Advances to EMSI. As required by SFAS No. 114 regarding evaluation of assets for financial impairment, the Company charged to operations during fiscal 2002, $840,329 of the amounts it had advanced in connection with the Vietnam lottery project because of the then uncertainty that
(i) the EMSI Agreement would be consummated, and (ii) the Company would be able to recover the amounts it advanced for the Vietnam project, whether or not the EMSI Agreement was consummated. In April 2003, the Company restructured its investment in EMSI, and exchanged its interests therein into shares of PLC, as described above. As a result of this transaction, during the year ended June 30, 2003, the Company has recorded a recovery of the $840,329 reserve previously charged to operations. The Company has recorded the recovery of this reserve based upon the value of the PLC shares and warrants it received as payment on its advances.

Foreign Exchange Fees. During the year ended June 30,2003, the Central bank in Suriname in September 2002 set the legal exchange rate of 2,800 Suriname Guilders to $1 U.S. dollar. As a result, revenues generated and expenses incurred from Guilders after this date by the Suriname casino were recorded by the Company in U.S. dollars based on this legal exchange rate. However, no Suriname banks or government agencies maintain or supply U.S. dollars for exchange and therefore the Suriname casino continues to exchange its Guilders for U.S. dollars at the local cambios as it has done in the past. As a result of the new legal limit placed on the exchange rate, cambios now charge fees to exchange currency at this rate. These fees in effect, represent the difference between the legal exchange rate and the actual market exchange rate. Such fees amounted to $348,596 during the current year.

         Foreign Exchange Loss. During the year ended June 30,2003, the loss from foreign exchange amounted to $41,174 as compared with $80,595 for the year ended June 30, 2002. These losses resulted from fluctuations in the currency translations experienced prior to the Central Bank in Suriname in September 2002, setting a legal exchange rate of 2,800 Guilders to $1 U.S. dollar.

         Minority Interest. The Company's Suriname casino joint venture began operations during the 1999 fiscal year. The Company controls the management of the joint venture company and has a 50% equity interest. The casino's operations are consolidated with those of the Company and a minority interest has been recorded for the current and prior fiscal year of $700,173 and $880,133 respectively, representing 50% of the net pre-tax income generated by the casino.

         Foreign Income Taxes. During the year ended June 30, 2003, SLC recorded income tax expenses of $310,688 payable to the Suriname Government based on a tax rate of 50% of the estimated net taxable income pursuant to the Suriname Hazard Games Act of 1962. During the year ended June 30, 2002, SLC recorded income tax expenses of $756,306 payable to the Suriname Government. The reduction in the current year's tax expense resulted primarily from a reduction of approximately $800,000 in the Suriname casino's pre-tax income during the current year.


RESULTS OF OPERATIONS FOR THE YEAR ENDED JUNE 30, 2002 AS COMPARED WITH THE YEAR ENDED JUNE 30, 2001

         Net Loss. The Company generated a net loss of $604,511 or $.61 per share for the year ended June 30, 2002 as compared to a loss of $519,665 or $.60 per share during the year ended June 30, 2001. The loss during the June 30, 2002 period was primarily due to the reserve on advances to EMSI of $840,329 related to the Vietnam project as described above.

         Revenues. During the year ended June 30, 2002, the Company generated revenues of $7,113,988 attributable to its casino operations in Suriname. For the year ended June 30, 2001, the Company generated revenues of $5,489,191 from its Suriname casino. The 30% increase in revenues during the June 30, 2002 period resulted from both slightly improved economic conditions in Suriname coupled with new marketing programs initiated by the Company designed to increase activity and wagering at the casino.

         Marketing and Promotional Expenses. During the years ended June 30, 2002 and 2001, marketing and promotional expenses were held in line, and the Company incurred $322,064 and $332,730 in such expenses, respectively, in connection with its casino operations.

         General and Administrative Expenses. General and administrative expenses were $4,781,673 for the year ended June 30, 2002 as compared to $4,843,306 for the year ended June 30, 2001. Included in the June 30, 2002 expenses were $3,319,167 of operating expenses associated with the Company's Suriname casino and $1,462,506 for general corporate overhead including salaries, consulting, professional fees and travel. Included in the June 30, 2001 expenses were $3,324,286 of operating expenses associated with the Company's Suriname casino and $1,519,020 for general corporate overhead. Despite the 30% increase in casino revenues, both general corporate overhead expenses and casino operating expenses during the June 30, 2002 year were held in line with prior year expenses.

         Compensation Charges. For the year ended June 30, 2001, non-cash compensation charges were $13,000 related to the reduction in exercise prices of certain stock options and warrants previously issued to non-employee directors.

         Interest Expense. For the year ended June 30, 2002, interest expense amounted to $94,520 compared to $198,330 for the year ended June 30, 2001. The June 30, 2002 expense is primarily attributable to interest on loans made to the Suriname casino joint venture by the Company's joint venture partner. The June 30, 2001 expense included approximately $164,000 attributable to interest on loans made to the Suriname casino joint venture by the Company's joint venture partner and $34,000 of interest on loans made to the Company for general working capital purposes.

         Reserve for Advances to EMSI. During the year ended June 30, 2001, the Company had no reserves. As required by SFAS No. 114 regarding evaluation of assets for financial impairment, the Company has charged to operations during fiscal 2002, $840,329 of the amounts advanced in connection with the Vietnam project because of the uncertainty of consummation of the Exchange Agreement, and because of the uncertainty of collection on the advances.

         Foreign Exchange Loss. During the year ended June 30,2002, the loss from foreign exchange amounted to $80,595 as compared with $41,308 for the year ended June 30, 2001. These losses resulted from fluctuations in the currency translations experienced during the respective years.

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

         Foreign Income taxes. During the year ended June 30, 2002, SLC recorded income tax expenses of $756,306 payable to the Suriname Government based on a tax rate of 50% of the estimated net taxable income pursuant to the Suriname Hazard Games Act of 1962. During the year ended June 30, 2001, SLC recorded income tax expenses of $269,097 payable to the Suriname Government. The increase in the June 30, 2002 tax expense resulted primarily from the significant increase in revenues.

         Liquidity and Capital Resources. Since August 1999, the Company's almost sole recurring source of cash, exclusive of loans and securities sales, was the cash payments from SLC which is the joint venture entity that owns the Suriname casino. Parbhoe is the Company's 50% joint venturer in SLC and is the lessor of the premises where SLC conducts its operations. Dorsett, the Company's 100% owned Delaware subsidiary, manages SLC and the casino. Cash payments from SLC to LWSI, Parbhoe or their affiliates are made by SLC, under the management control of Dorsett, according to a cash allocation priority established under the Joint Venture Agreement. Such payments were initially allocated to management fees and the repayment of construction and other loans and interest. As of June 2003, all loans have been repaid by SLC in full and all distributions are currently first used to pay management fees to Dorsett and then are to be distributed equally to the two venture partners. Significant disputes and litigation have arisen between Parbhoe and the Company and its affiliates, and a Suriname Court has held the lease agreement to be unenforceable by SLC, a decision which SLC is currently appealing. (See "Litigation Proceedings").

         On January 18, 2000, Mr. James V. Stanton, Vice-Chairman of the Company, provided a $300,000 loan to the Company with interest at the bank prime rate. The loan was due in full on December 31, 2000. As part of the consideration for providing the loan Mr. Stanton was granted warrants to purchase 25,000 shares of the Company's Common Stock at an exercise price which was reduced to $.50 per share in October, 2003. The loan maturity was extended and the balance was paid in full as of January 2002.

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

         In the period May 1, 2001 through July 31, 2001, the Company received advances of approximately $480,000 from certain persons who subscribed to purchase common stock of the Company. Such funds were used to make advances to EMSI. In March 2002, $450,000 of such advances were converted to 225,000 shares at a price of $2.00 per share, and $30,000 of such advances was repaid in September 2002. The Company issued 50,000 shares of its common stock to Australasian Capital Holdings Pty Limited ("ACH") and its nominees, and paid it $50,000 for its services in connection with this private placement. The Company also issued 100,000 shares of common stock to ACH during 2002 to compensate it for consulting services in connection with the EMSI and Vietnamese lottery projects. During the past fiscal year, as part of the restructuring of its interests in the Vietnamese project, the Company repurchased 300,000 of the 375,000 shares previously sold or issued for the aggregate price of $375,000.

         The Sakhalin Project has consistently generated cash losses for the Company. Under an agreement entered into in April 2003, the Company transferred one half of its leasehold rights to a third party, and is seeking to dispose of its remaining interests in the Project (See "Sakhalin Project".)

         As of June 30, 2002, the Company had advanced $1,271,472 to EMSI to develop the Lottery Gaming System Contract and to support its operations and those of PLC in Vietnam in anticipation of the acquisition of EMSI by the Company. As set forth above, the Company has converted its interests in EMSI into common shares and warrants of PLC.

         On June 30, 2003, the Company had approximately $3,521,000 in cash or cash equivalents on hand. The Company believes that it has adequate cash reserves for its operations for the next twelve months.

         Off-Balance Sheet Arrangements. The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

         Recent Accounting Standards and Pronouncements

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143, addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 was effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company's financial reporting and presentation has not been materially affected by the adoption of this standard.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." The statement retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. The Company's adoption of SFAS No. 144 did not have a material effect on the Company's financial statements.

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". Among other provisions, SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt". Accordingly, gains or losses from extinguishment of debt shall not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the criteria of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". Gains or losses from extinguishment of debt that do not meet the criteria of APB No. 30 should be reclassified to income from continuing operations in all prior periods presented. The Company's adoption of SFAS No. 145 did not have a material effect on the Company's financial statements.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" which is effective for exit or disposal activities that are initiated after December 31, 2002. This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. There was no material impact on the Company's financial statements as a result of adopting SFAS No. 146. On November 25, 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34." FIN 45 clarifies the requirements of FASB Statement No. 5, "Accounting for Contingencies", relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods that end after December 15, 2002. The disclosure provisions have been implemented and no disclosures were required at June 30, 2003. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of the guarantor's year-end. FIN 45 requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that guarantee. The Company's adoption of FIN 45 in 2003 has not and is not expected to have a material effect on the Company's financial statements.

         On November 25, 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34." FIN 45 clarifies the requirements of FASB Statement No. 5, "Accounting for Contingencies", relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods that end after December 15, 2002. The disclosure provisions have been implemented and no disclosures were required at June 30, 2003. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of the guarantor's year-end. FIN 45 requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that guarantee. The Company's adoption of FIN 45 in 2003 has not and is not expected to have a material effect on the Company's financial statements.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for the Company's June 30, 2003 financial statements. The Company's adoption of SFAS No. 148 did not have a material effect on its financial statements.

         In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51", which addresses consolidation of variable interest entities. FIN 46 expands the criteria for consideration in determining whether a variable interest entity should be consolidated by a business entity, and requires existing unconsolidated variable interest entities (which include, but are not limited to, Special Purpose

Entities, or SPEs) to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 is not expected to have a material effect on the Company's financial statements.

         Reclassifications - Certain prior year balances have been reclassified to conform to the 2003 presentation.


Item 7.  Financial Statements

         See pages F-1 through F-41 contained herein as part of this Form 10-KSB annual report.

Item 8.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure

         N/A

Item 8A. Controls and Procedures.

The management of the Company with the participation of the principal executive and financial officers of the Company have evaluated the disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)) of the Company as at June 30, 2003, and concluded that they are adequate.


                                    PART III

Item 9. Directors and Executive Officers of Registrant

The Board of Directors is divided into three classes. The terms of each class expire successively over a three-year period. At each annual meeting of stockholders, successors to directors whose terms expire at that meeting are to be elected for three-year terms. The directors and officers of the Company on June 30, 2003 are as follows:

 Name                   Age         Position and Office Held
-----                   ---         ------------------------

Dallas Dempster         61(1)       President, Chief Executive Officer
                                    and Director


James V. Stanton        71(1)(2)    Vice Chairman of the Board of Directors


Miles R. Greenberg      46          Chief Financial Officer, Senior Vice
                                    President, Secretary and Director

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

Class B Directors

JAMES V. STANTON has been a director of the Company since its inception and Vice Chairman of the Company since 1998. Mr. Stanton has his own law and lobbying firm, Stanton & Associates, in Washington, D.C. From 1971 to 1978, Mr. Stanton represented the 20th Congressional District of Ohio in the United States House of Representatives. While in Congress Mr. Stanton served on the Select Committee on Intelligence, the Government Operations Committee, and the Public Works and Transportation Committee. Mr. Stanton has held a wide variety of public service positions, including service as the youngest City Council President in the history of Cleveland, Ohio and membership on the Board of Regents of the Catholic University of America in Washington, D.C. Mr. Stanton is also former Executive Vice President of Delaware North, a privately held international company which, during Mr. Stanton's tenure, had annual sales of over $1 billion and became the leading pari-mutual wagering company in the United States, with worldwide operations including horse racing, harness racing, dog racing, and Jai-Lai. Delaware North also owned the Boston Garden and the Boston Bruins hockey team. From 1985 to 1994 Mr. Stanton was a principal and co-founder of Western Entertainment Corporation, which pioneered one of the first Indian gaming operations in the United States, a 90,000 square foot bingo and casino gaming operation located on the San Manuel Indian Reservation in California, which generated annual revenues in excess of $50 million. Mr. Stanton also serves on the board of Mountaineer Gaming Group, Inc.

MILES R. GREENBERG was appointed Vice President and Chief Financial Officer upon joining the Company in September 1996 and appointed Senior Vice President on January 18, 1997. He was elected a director in September 2001, by the Board of Directors to fill a vacancy on the Board at that time. From 1994 until joining the Company, Mr. Greenberg served as Vice President and Chief Financial Officer of F3 Software Corporation ("F3"), a developer and marketer of electronic forms composition and automation software. From 1992 until assuming his positions at F3, he served as Controller of BLOC Development Corporation (former parent company of F3), a publicly held entity primarily engaged in the development, publishing and direct marketing of computer software and hardware products. From 1985 to 1992, Mr. Greenberg served as Vice President and Chief Financial Officer of The Levenshon Companies, Inc. and its affiliates, a diversified financial services company. Mr. Greenberg is a Certified Public Accountant formerly with KPMG Peat Marwick.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under the provisions of Section 16(a) of the Exchange Act, the Company's officers, directors and 10% beneficial stockholders are required to file reports of their transactions in the Company's securities with the Commission. The Company believes that as of June 30, 2003, all of its directors and executive officers, were in compliance with all filing requirements applicable to them during the fiscal year ending June 30, 2003.

Item 10.  Executive Compensation

The following table sets forth the compensation awarded to, paid to, or earned by Mr. Dempster, the Company's President, and Chief Executive Officer and two others (all, "Named Executive Officers") during the period July 1, 2000 to June 30, 2003. No other executive officer of the Company serving as an executive officer on June 30, 2003, or since that date, received a total salary and bonus of $100,000 for the periods specified.

                                        SUMMARY COMPENSATION TABLE


                                                                               Long Term Compensation
                                                                                     Awards                Payouts
                                                                        Other      Restricted    Securities    LTIP     All other
Name and                               Annual Compensation              Annual        Stock      Underlying    Payouts  Compensation
Principal Position           Year            Salary       Bonus      Compensation  Compensation Options/SAR's
                                              ($)          ($)            ($)          ($)           ($)         ($)        ($)
Dallas Dempster          July 1, 2002 to
President, Chief         June 30, 2003     $300,000     $112,500(1)
Executive Officer and    July 1, 2000 to
Director                 June 30, 2002     $300,000
                         June 30, 2001     $300,000

Miles R. Greenberg       July 1, 2002 to
Chief Financial          June 30, 2003     $150,000                                                 25,000
Officer, Senior Vice     July 1, 2001 to
President, Secretary     June 30, 2002     $140,000                                                 25,000
and Director             June 1, 2000 to
                         This year         $140,000

David Hartley            July 1, 2002 to
President Casino         March 31, 2003    $112,500
Division (2)             July 1, 2001 to
                         June 30, 2002     $200,000
                         July 1, 2000 to
                         June 30, 2001     $250,000

     All figures are adjusted to reflect the twenty-into-one share consolidation in October 2001.

(1) A grant of 150,000 shares of common stock priced at $.75 per share was awarded to Dallas Dempster as a bonus during the year ended June 30, 2003. Held in the name of Tilden Park Limited, for the benefit of Mr. Dempster's family.

(2) Reflects amounts paid to Star Casinos Limited for the personal services of Mr. Hartley provided by such entity. Beginning July 1, 2002, Mr. Hartley resigned his post as President of the Casino Division, but continued to act as a consultant to the Company until March 2003.

         The Company has no defined benefit plan, actuarial plan, pension plan or long-term incentive plan.


Option Grants for the Twelve Months Ended June 30, 2003

On October 16, 2002 the Board of Directors reduced the exercise price of all Plan and non-Plan options (and warrants) previously granted to any then officer or director, to a price of $.50.

Options to purchase 25,000 shares of common stock at an exercise price of $.50 per share were granted to Miles Greenberg during the year ended June 30, 2003. Options to purchase 50,000 shares of common stock at an exercise price of $.50 per share were also granted to James Stanton, a director and consultant to the Company during such year. No options were exercised by any officer during that period.

             AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                          FISCAL YEAR END OPTION VALUES

         The following table sets forth information about the number and value of options held as of June 30, 2003 by each of the Company's executive officers named in the Summary Compensation Table, adjusted to reflect the twenty-into-one share consolidation in fiscal 2002.

                                                               Number of Securities              Value of Unexercised
                                                               Underlying Unexercised                In-the-Money
                                                             Options at Fiscal Year End        Options at Year End($)(1)
                               Shares
                             Acquired on        Value      ------------      -------------     ------------     -------------
                            Exercise (#)    Realized ($)    Exercisable      Unexercisable      Exercisable     Unexercisable

Dallas Dempster                   0               -       $   100,000                             $96,000
Miles R. Greenberg                0               -            53,750                              51,000

(1) Based on the per share closing price of the Company's Common Stock of $1.35 on June 30, 2003, as reported on the OTC Bulletin Board.

The Company's outstanding options at June 30, 2003 totaled 248,125. The Company uses the Black-Scholes option-pricing model to value options issued to non-employee directors and consultants. Other options issued are valued using APB 25 and FASB Interpretation 44. See Note 1 to the Consolidated Financial Statements included in this Form 10-KSB.

Directors Compensation

Since August 1998, non-employee directors have waived all fee compensation. No other compensation was paid to non-employee directors in the twelve months ended June 30, 2002. Directors who are employees of the Company receive no additional compensation for their services rendered as directors. Mr. Stanton acts as a consultant to the Company for which he receives a fee of $5000 per month. In fiscal year 2003, Mr. Stanton also received a grant of options to purchase 50,000 shares of common stock at an exercise price of $.50 per share. All directors are reimbursed for reasonable expenses incurred in connection with their services rendered as directors.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of September 20, 2003, to the best of the Company's knowledge, about (i) each person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) known to the Company to be the beneficial owner of more than 5% of the Company's Common Stock, and (ii) as to each class of equity securities owned by the directors and named executive officers of the Company, and the directors and executive officers of the Company as a group. The percentage of shares outstanding is based on the Company's shares of Common Stock outstanding as of September 30, 2003, as adjusted in each case pursuant to Rule 13-3(d)1 under the Securities and Exchange Act of 1934. As of September 30, 2003, there were 1,073,777 shares of Common Stock outstanding.

                                                   Total Number of Shares     Percentage of
Name and Address of Stockholder                      Beneficially Owned      Voting Shares*

Dallas Dempster (1)  President, Director                     267,418              22.8%

James V. Stanton (2) Vice Chairman, Director                 115,160               9.7%

Miles R. Greenberg-Senior Vice President-Finance,
Treasurer and Chief Financial Officer, Director (3)           53,750               4.8%

Auschina Investment Co. Limited
4002A Central Pty Ltd
18 Harbour Road, Wanchai, Hong Kong                          75,000                7.0%

Danville Investment Pty Ltd
30 Irvine Street
Peppermint Grove, Western Australia                          74,053                6.9%

Richard DeVries Professional Corp.
171, 5005 Dalhousie Drive NW
Calgary, Alberta                                             66,667                6.2%

All executive officers and directors
  as a group (3 persons)                                    436,329               32.7%

----------
(1) Represents currently exercisable non-Plan options granted in September 1998 to purchase 50,000 shares at $.50 and Plan options granted in December 1999 to purchase 50,000 shares at $.50 in the name of Tilden Park Limited for the benefit of Mr. Dempster's family.

(2) Includes 1,000 shares of Common Stock which are held by Mr. Stanton, a Director of the Company, as joint tenant with his wife, Margaret M. Stanton, currently exercisable warrants to purchase 32,500 shares of Common Stock at a price equal to $.50 per share, and currently exercisable options to purchase 75,000 shares of Common Stock at $.50 per share. Does not include shares of Common Stock owned by Michael J. Stanton, Bridget M. Stanton, Richard P. Stanton and Joseph M. Stanton each of whom are adult children of Mr. James Stanton and each of whom own 1,000 shares of Common Stock. Mr. Stanton denies beneficial ownership of such 4,000 shares.

(3) Represents currently exercisable options to purchase 53,750 shares of Common Stock at $.50 per share.


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

Item 12. Certain Relationships and Related Transactions

         The Company believes Mr. David Hartley controls Star and holds a substantial interest in it. Star was a party with the Company to the Star Casino Consulting Agreement, and was granted options in October 1997 to purchase shares of the Company's Common Stock. These options were repriced three times in connection with the general repricings of options and warrants held by officers, directors, employees and consultants of the Company. The Company issued 12,500 shares of Common Stock to Star in December 1999 in lieu of a cash bonus payment which Star was entitled to receive pursuant to The Star Consulting Agreement. On October 24, 2000 the Company issued Star 24,000 shares of Common Stock as payment for $120,000 Star was entitled to receive as of June 30, 2000. In July 2003, the Company repurchased all 36,500 shares from Star at a price of $1.00 per share for a total of $36,500.

         In January 2000, Mr. Stanton provided a loan to the Company of $300,000, which the Company used to repay past due obligations. The loan bears interest at the bank prime rate to be calculated and billed monthly by the National City Bank of Cleveland, Ohio. The loan was to be repaid on December 31, 2000. Mr. Stanton also received warrants to purchase 25,000 shares of Common Stock at an exercise price of $5.00 per share exercisable on or before January 18, 2004. On October 18, 2000 the exercise price was reduced to $2.00 per share and further reduced to $.50 on October 16, 2002 and the option exercise dated was extended to January 18, 2006. After December, the due date of the loan was extended and balance of the loan was paid off in January 2002. (On January 25, 1999 Mr. Stanton converted all $75,000 principal and $1,600 of accrued unpaid interest on a $75,000 loan he had made to the Company in October 1998 into 153,200 shares at a conversion price of $10.00 per share.) Since August, 2002 Mr. Stanto has acted as a consultant to the Company on a month to month basis for which he receives a fee of $5,000 per month.

Item 13. Exhibits, and Reports on Form 8-K

         (a)      See list of Exhibits below.

         (b) During the forth quarter of the fiscal year ended June 30, 2003, the Company filed on April 10, 2003 a Current Report on Form 8-K, concerning events relating to the acquisition of shares by the Company in PLC.

Exhibit No.
----------

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

10.13 Hotel Management Agreement dated as of October
         2, 1997 between the Company and Dorsett Hotels and Resorts International Ltd. (incorporated herein by reference to Exhibit 10.13 to the Company's Form 10-K for the fiscal year ended June 30, 1997)

10.15 Heads of Agreement dated October 3, 1997 betwee the Company and Parbhoe's Handelmij N.V. (incorporated herein by reference to Exhibit 10.15 to the Company's Form 10-K for the fiscal year ended June 30, 1997)

10.16 Agreement of Ownership Structure in the Sakhali
         Palace Resort Project dated as of June 25, 1999 between the Company, Arter Capital Ltd. And Valmet S.A. (filed herewith)

16.1 Letter regarding change in certifying accountant
         (incorporated herein by reference to the Company's Form 8-K dated December 18, 1997 and Form 8-K dated June 16, 1998)

16.2 Letter regarding change in certifying accountant
         (incorporated herein by reference to the Company's Form 8-K dated July 23, 1999 and Form 8-K dated October 13, 1999

31.1 Certification of principal executive officer pursuant to Rule 15d-14.*

31.2 Certification of principal financial officer pursuant to Rule 15d-14.*

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C Section
         1350.*

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section
         1350.*

* Filed herewith

Item 14. Principal Accountant Fees and Services

N/A

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

Date: October 14, 2003

    In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                           Title                  Date
---------                           -------                -----
Dallas R. Dempster      Chief Executive Officer,
                        Chief Operating Officer
                        and President (Principal
                        Executive Officer), Director      October 14, 2003

James V. Stanton        Vice Chairman and Director        October 14, 2003

Miles R. Greenberg      Chief Financial Officer and
                        Director (Principal Financial
                        Officer Chief Accounting
                        Officer)                          October 14, 2003

               LOTTERY & WAGERING SOLUTIONS, INC. AND SUBSIDIARIES

                        F/K/A CCA COMPANIES INCORPORATED

                                    CONTENTS





                                                                           PAGE

Independent Auditors' Report............................................... F-2

Consolidated Balance Sheets as of June 30, 2003 and 2002................... F-3

Consolidated Statements of Operations for the years ended June 30, 2003,
 2002 and 2001............................................................. F-4

Consolidated Statements of Stockholders' Equity for the years ended
 June 30, 2003, 2002 and 2001.............................................. F-5

Consolidated Statements of Cash Flows for the years ended
 June 30, 2003, 2002 and 2001.............................................. F-8

Notes to Consolidated Financial Statements.................................F-10

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To the Board of Directors and Stockholders of Lottery & Wagering Solutions, Inc. and Subsidiaries
F/K/A CCA Companies Incorporated
Fort Lauderdale, Florida

We have audited the accompanying consolidated balance sheets of Lottery & Wagering Solutions, Inc. and Subsidiaries, F/K/A CCA Companies Incorporated (a Delaware corporation) (the "Company") as of June 30, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years ended June 30, 2003, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lottery & Wagering Solutions, Inc. and Subsidiaries, F/K/A CCA Companies Incorporated as of June 30, 2003 and 2002, and the results of their operations and their cash flows for each of the years ended June 30, 2003, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 9, the Company's consolidated subsidiary, Suriname Leisure Company, received an order evicting them from the premises they occupy in Suriname where all casino operations are conducted. This casino provides the Company with the majority of its working capital. The Company is presently appealing the order and seeking an extension of a previously granted stay of the order of eviction. However, there is no assurance that an extension of the stay will be granted or that the appeal will be successful. The Company's plans are discussed in Note 9 should they be unsucessful in the appeal process. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

SPEAR, SAFER, HARMON & CO.

Miami, Florida
October 3, 2003



                             LOTTERY & WAGERING SOLUTIONS, INC. AND SUBSIDIARIES
                                     F/K/A CCA COMPANIES INCORPORATED
                                       Consolidated Balance Sheets
                                          June 30, 2003 and 2002


                                              A S S E T S

                                                                    2003                        2002

                                                             ----------------------------------------------
Current Assets:
   Cash and cash equivalents                                 $       3,521,418           $        1,965,062
   Prepaid and other current assets                                     67,554                      151,322
   Advances to EMSI, net                                                    -                       250,000
                                                             -----------------           ------------------

         Total Current Assets                                        3,588,972                    2,366,384

Property, equipment and leasehold improvements, net                  3,429,045                    3,993,221
Sakhalin development costs                                           1,000,000                    2,100,000
Investment in PLC                                                    1,271,472                           -
Gaming license - Suriname                                              200,000                           -
Other assets                                                            20,300                       20,300
                                                             -----------------           ------------------

                                                             $       9,509,789           $        8,479,905
                                                             =================           ==================


                                                LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                          $          51,475           $           92,832
   Accrued expenses                                                    881,137                      515,998
   Interest payable                                                    291,448                      197,488
   Income tax payable                                                  556,884                      598,996
   Note payable                                                        515,900                      515,900
   Dividend payable                                                    753,173                           -
   Investor deposits and other                                              -                        30,000
                                                             -----------------           ------------------

         Total Current Liabilities                                   3,050,017                    1,951,214
                                                             -----------------           ------------------

Minority interest in consolidated subsidiary                         2,564,734                    1,864,562
                                                             -----------------           ------------------

Stockholders' Equity:
   Preferred stock                                                          -                            -
   Common stock                                                          1,110                        1,273
   Additional paid-in capital                                       47,933,177                   48,210,642
   Accumulated deficit                                             (44,039,249)                 (43,547,786)
                                                             -----------------           ------------------

         Total Stockholders' Equity                                  3,895,038                    4,664,129
                                                             -----------------           ------------------

                                                             $       9,509,789           $        8,479,905
                                                             =================           ==================

The accompanying notes are an integral part of these consolidated financial statements.



                                        LOTTERY & WAGERING SOLUTIONS, INC. AND SUBSIDIARIES
                                                  F/K/A CCA COMPANIES INCORPORATED
                                               Consolidated Statements of Operations
                                              Years Ended June 30, 2003, 2002 and 2001



                                                              2003                    2002                     2001
-------------------------------------------------------------------------------------------------------------------------
Casino Revenues                                         $     7,235,667          $    7,113,988           $    5,489,191
                                                        ---------------          --------------           --------------

Operating Expenses:
   Marketing and promotional                                    400,500                 322,064                  332,730
   General and administrative                                 6,016,104               4,781,673                4,843,306
   Compensation paid by the issuance of
    stock options and warrants                                       -                       -                    13,000
                                                        ---------------          --------------           --------------

         Total Operating Expenses                             6,416,604               5,103,737                5,189,036
                                                        ---------------          --------------           --------------

Income from Operations                                          819,063               2,010,251                  300,155
                                                        ---------------          --------------           --------------

Other Income (Expense):
   Recovery of reserve for Advances to EMSI                     840,329                      -                        -
   Reserve for impairment of Advances to EMSI                        -                 (840,329)                      -
   Interest income                                                9,404                  37,121                    1,862
   Interest expense                                              (6,455)                (94,520)                (198,330)
   Foreign exchange losses                                      (41,174)                (80,595)                 (41,308)
   Foreign exchange fees                                       (348,596)                     -                        -
                                                        ---------------          --------------           -------------

         Total Other Income (Expense)                           453,508                (978,323)                (237,776)
                                                        ---------------          --------------           --------------

Income Tax Provision                                           (310,688)               (756,306)                (269,097)
                                                        ---------------          --------------           --------------

Income (Loss) from Operations Before
  Minority Interest                                             961,883                 275,622                 (206,718)

Minority Interest                                              (700,173)               (880,133)                (312,947)
                                                        ---------------          --------------           --------------

Net Income (Loss)                                       $       261,710          $     (604,511)          $     (519,665)
                                                        ===============          ==============           ==============

Basic Earnings (Loss) Per Share                         $          0.22          $        (0.61)          $        (0.60)
                                                        ===============          ==============           ==============

Diluted Earnings (Loss) Per Share                       $          0.18          $        (0.61)          $        (0.60)
                                                        ===============          ==============           ==============

Weighted Average Number of Common
   Shares Outstanding                                         1,189,872                 985,664                  863,026
                                                        ===============          ==============           ==============

Weighted Average Number of Common
   Shares Outstanding - Assuming Dilution                     1,461,122                 985,664                  863,026
                                                        ===============          ==============           ==============



The accompanying notes are an integral part of these consolidated financial statements.


                                        LOTTERY & WAGERING SOLUTIONS, INC. AND SUBSIDIARIES

                                                  F/K/A CCA COMPANIES INCORPORATED

                                          Consolidated Statements of Stockholders' Equity




                                                       Common Stock
                                               ----------------------------
                                                     Par Value $.001

                                                                                Additional       Accumulated
                                                  Shares          Amount      Paid-In Capital      Deficit             Total
                                               -------------   ------------   ---------------   ---------------  --------------
Balance - June 30, 2000                             816,335    $        816   $   47,513,001    $  (42,423,610)  $    5,090,207

Issuance of shares to consultant
  for services                                       24,000              24           71,976                -            72,000

Sale of common stock at $15  per share               66,667              67           99,933                -           100,000

Repricing of warrants and options                        -               -            13,000                -            13,000

Net loss for 2001                                        -               -                -           (519,665)        (519,665)
                                               -------------   ------------    -------------    --------------   --------------

Balance - June 30, 2001                             907,002    $        907   $   47,697,910    $  (42,943,275)  $    4,755,542
                                               =============   ============   ==============    ==============   ==============




The accompanying notes are an integral part of these consolidated financial statements.


                                        LOTTERY & WAGERING SOLUTIONS, INC. AND SUBSIDIARIES

                                                  F/K/A CCA COMPANIES INCORPORATED

                                    Consolidated Statements of Stockholders' Equity (Continued)




                                                           Common Stock
                                                    ----------------------------
                                                          Par Value $.001

                                                                                      Additional         Accumulated
                                                       Shares          Amount      Paid-In Capital         Deficit         Total
                                                   -----------------------------   ------------------------------------------------
Balance - June 30, 2001                                 907,002    $         907   $    47,697,910   $  (42,943,275)  $   4,755,542

Cancellation of shares due to non-performance
of obligation under the contract with FEC & EA          (18,893)             (19)               19               -               -

Gain on cancellation of shares issued to FEC & EA            -                -            (18,900)              -          (18,900)

Sale of common stock at $2.00 per share                 225,000              225           327,046               -          327,271

Issuance of shares for private placement services        50,000               50            72,677               -           72,727

Issuance of shares for services at $1.20 per share      100,000              100           119,900               -          120,000

Issuance of shares to consultants for services           10,000               10            11,990               -           12,000

Net loss for 2002                                            -                -                 -          (604,511)       (604,511)
                                                   ------------    -------------   ---------------   --------------   -------------

Balance - June 30, 2002                               1,273,109    $       1,273   $    48,210,642   $  (43,547,786)  $   4,664,129
                                                   ============    =============   ===============   ==============   =============


The accompanying notes are an integral part of these consolidated financial statements.


                                        LOTTERY & WAGERING SOLUTIONS, INC. AND SUBSIDIARIES

                                                  F/K/A CCA COMPANIES INCORPORATED

                                    Consolidated Statements of Stockholders' Equity (Continued)



                                                            Common Stock
                                                 -----------------------------
                                                          Par Value $.001
                                                                                   Additional         Accumulated
                                                    Shares           Amount      Paid-In Capital        Deficit            Total
                                                 ------------   --------------   ---------------   -------------------------------
Balance - June 30, 2002                             1,273,109   $        1,273   $    48,210,642   $  (43,547,786)   $   4,664,129

Issuance of common stock to Dempster's nominee
   as bonus at $0.75 per share                        150,000              150           112,350               -           112,500
Repurchase of shares from MSC                          (4,450)              (5)           (9,340)              -            (9,345)
Repurchase of shares from the four
  private investors                                  (300,000)            (300)         (374,700)              -          (375,000)
Repurchase of shares from other investors              (8,382)              (8)           (5,775)              -            (5,783)
Dividends declared                                         -                -                 -          (753,173)        (753,173)

Net income for 2003                                        -                -                 -           261,710          261,710
                                                 ------------   --------------   ---------------   --------------    -------------

Balance - June 30, 2003                             1,110,277   $        1,110   $    47,933,177   $  (44,039,249)   $   3,895,038
                                                 ============   ==============   ===============   ==============    =============

The accompanying notes are an integral part of these consolidated financial statements.


                                        LOTTERY & WAGERING SOLUTIONS, INC. AND SUBSIDIARIES

                                                  F/K/A CCA COMPANIES INCORPORATED

                                               Consolidated Statements of Cash Flows

                                              Years Ended June 30, 2003, 2002 and 2001



                                                                    2003                    2002                     2001

                                                             ------------------------------------------------------------------
Cash Flows from Operating Activities:
   Net income (loss)                                          $       261,710         $       (604,511)         $      (519,665)
                                                              ---------------         ----------------          ---------------
   Adjustments to reconcile net income (loss) to
       net cash provided by operating activities:
     Minority interest                                                700,173                  880,133                  312,947
     Compensation paid by the issuance of
      stock options and warrants                                           -                        -                    13,000
     Gain on cancellation of shares                                        -                   (18,900)                      -
     Recovery of reserve for Advances to EMSI                        (840,329)                      -                        -
     Reserve for impairment of Advances to EMSI                            -                   840,329                       -
     Depreciation and amortization                                    755,476                  755,562                  770,478
     Loss on sale/disposal of assets                                    5,174                   35,461                       -
     Bonus paid to Dempster by the issuance of
       common stock to Dempster's nominee                             112,500                       -                        -
     Consulting services provided for common stock                         -                   132,000                   72,000
     Deferred income taxes                                                 -                  (287,884)                  95,000
     Changes in current assets and liabilities:
       Prepaid expenses and other current assets                       83,768                  (81,607)                 (10,574)
       Accounts payable, accrued expenses and
        interest payable                                              277,742                    4,994                  (45,478)
       Income taxes payable                                           (42,112)                 436,996                   17,349
                                                              ---------------         ----------------          ---------------

         Total Adjustments                                          1,052,392                2,697,084                1,224,722
                                                              ---------------         ----------------          ---------------

Net Cash Provided by Continuing Operations                          1,314,102                2,092,573                  705,057
Net Cash Used in Discontinued Operations                                   -                   (37,000)                 (57,000)
                                                              ---------------         ----------------          ---------------

Net Cash Provided by Operating Activities                           1,314,102                2,055,573                  648,057
                                                              ---------------         ----------------          ---------------

Cash Flows from Investing Activities:
   Additions to property and equipment                               (196,475)                 (40,409)                 (26,396)
   Proceeds from sale of equipment                                         -                     1,360                       -
   Proceeds from sale of rights to one half
     of the Sakhalin Project                                        1,300,000                       -                        -
   Commissions paid on sale of rights to
    one half of the Sakhalin Project                                 (200,000)                      -                        -
   Project development costs and other                                     -                        -                   (19,147)
   Payment for gaming license - Suriname                              (60,000)                      -                        -
   Costs incurred on behalf of and funds advanced to EMSI            (181,143)                (722,535)                (342,000)
                                                              ---------------         ----------------          ---------------

Net Cash Provided by (Used in) Investing Activities                   662,382                 (761,584)                (387,543)
                                                              ---------------         ----------------          ---------------


The accompanying notes are an integral part of these consolidated financial statements.


                                        LOTTERY & WAGERING SOLUTIONS, INC. AND SUBSIDIARIES

                                                  F/K/A CCA COMPANIES INCORPORATED

                                         Consolidated Statements of Cash Flows (Continued)

                                              Years Ended June 30, 2003, 2002 and 2001



                                                                    2003                    2002                     2001
                                                             -------------------------------------------------------------------
Cash Flows from Financing Activities:
   Investor deposits (refunded) received                      $       (30,000)         $            -           $       330,000
   Proceeds from sale of common stock                                      -                   150,000                  100,000
   Repurchase of shares from Four Private Investors                  (375,000)                      -                        -
   Repurchase of shares from other investors                           (5,783)                      -                        -
   Repurchase of MSC shares                                            (9,345)                      -                        -
   Private placement fees                                                  -                   (50,000)                      -
   Borrowings                                                              -                        -                   142,767
   Repayments of notes payable                                             -                  (130,800)                (346,967)
                                                              ---------------          ---------------          ---------------

Net Cash (Used in) Provided by Financing Activities                  (420,128)                 (30,800)                 225,800
                                                              ---------------          ---------------          ---------------

Net Increase in Cash and Cash Equivalents                           1,556,356                1,263,189                  486,314

Cash and Cash Equivalents, Beginning of Year                        1,965,062                  701,873                  215,559
                                                              ---------------          ---------------          ---------------

Cash and Cash Equivalents, End of Year                        $     3,521,418          $     1,965,062          $       701,873
                                                              ===============          ===============          ===============


Supplemental Disclosures of Cash Flow
  Information:
     Cash paid during the years for:
       Interest                                                $            -         $         7,014            $       34,546
       Foreign income taxes                                            352,800                607,194                   156,748
     Non-cash transactions:
       Conversion of the advances to EMSI
        into investment in PLC                                       1,271,472                     -                         -
       Purchase of gaming licence                                      200,000                     -                         -
       Portion of gaming licence deferred                             (140,000)                    -                         -
       Dividend declared, but not paid to
        minority interest partner                                      753,173                     -                         -
       Issuance of common stock to consultants
        for services                                                        -                  12,000                    72,000
       Compensation charges incurred on reducing
        exercise price of options and warrants
        granted to directors and others                                     -                      -                     13,000
       Issuance of common stock for services                                -                 120,000                        -
       Issuance of common stock for private
         placement fees                                                     -                  72,727                        -
       Issuance of common stock against
         investors' deposit                                                 -                 300,000                        -
       Gain on cancellations of shares issued to
         FEC and EA                                                         -                  18,900                        -





The accompanying notes are an integral part of these consolidated financial statements.

               LOTTERY & WAGERING SOLUTIONS, INC. AND SUBSIDIARIES

                        F/K/A CCA COMPANIES INCORPORATED


                   Notes to Consolidated Financial Statements


                    Years Ended June 30, 2003, 2002 and 2001



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


              Lottery & Wagering Solutions, Inc., ("LWSI") was incorporated under the laws of the State of Delaware on March 6, 1996 as Conserver Corporation of America and changed its name on December 2, 1997 to CCA Companies Incorporated. Subsequently, on October 1, 2001, the Company changed its name from "CCA Companies Incorporated" to "Lottery & Wagering Solutions, Inc.". The Company believes that the new name will result in a more distinct and recognizable corporate identity that better reflects the Company's current and future plans.

              Subsidiaries - The consolidated financial statements include the accounts of LWSI and its subsidiaries (collectively, the "Company"). The subsidiaries are Suriname Leisure Company A.V.V. ("SLC"), based and operating in Suriname, and Dorsett Hotel & Resorts Inc. ("Dorsett"), based and operating in the United States. Sakhalin General Trading and Investments Ltd. ("SGTI") is based in Cyprus and Sakhalin City Center Ltd. ("SCC") is based in the Russian Federation.

              Nature of Operations - The Company's principal line of operation is to provide gaming services through the ownership and management of a casino in Suriname. The Company presently relies (except for occasional debt and equity offerings) on the working capital generated in Suriname to finance substantially all of its activities (see Notes 2 and 9).

              In addition, the Company during 2003 transferred one half of its rights in the land lease and is attempting to sell its remaining rights in the land lease it acquired for developing and operating a casino and mountain resort project on Sakhalin Island (see Note
              2). In addition, the Company has entered into various agreements for equity participation in an on-line lottery and sports betting operation in Vietnam (see Note 12).

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

              Cash and Cash Equivalents - The Company considers investments with original maturities of three months or less at the time of purchase to be cash equivalents. At times, cash balances in the Company's bank accounts in the United States may exceed federally insured limits (See Note 3 regarding risks in Suriname). The Company is required contractually to set aside 2% of the annual revenues of SLC in a segregated bank account to fund the cost of future tangible property replacements. At June 30, 2003, cash set aside for replacements net of expenditures amounted to approximately $101,000.

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

              Financial Instruments - The carrying amounts of financial instruments including accounts payable and notes payable approximate fair value.

              Property, Equipment and Leasehold Improvements - Property and equipment are recorded at cost. Depreciation and amortization is computed by the straight-line method based on the estimated useful lives (2 - 5 years) of the related assets. Leasehold improvements are amortized over the shorter of the life of the asset or the lease term.

              Investments - The Company accounts for its investment in the common stock of Pacific Lottery Corporation ("PLC") at cost. PLC is traded on the Canadian Venture Exchange and, therefore, does not meet the criteria for reporting at fair value pursuant to FAS 115, "Accounting for Certain Investments in Debt and Equity Securities."

              Foreign Exchange Fees - During the year ended June 30, 2003, the Central bank in Suriname in September 2002 set the legal exchange rate of 2800 Suriname Guilders to $1 U.S. dollar. As a result, revenues generated and expenses incurred from Guilders after this date by the Suriname Casino were recorded by the Company in U.S. dollars based on this legal exchange rate. However, no Suriname banks or government agencies maintain or supply U.S. dollars for exchange and therefore the Suriname Casino continues to exchange its Guilders for U.S. dollars at the local cambios as it has done in the past. As a result of the legal limit placed on the exchange rate, cambios now charge fees to exchange currency at the new legal exchange rate which in effect, represent the difference between the legal exchange rate and the actual market exchange rate. Such fees have amounted to approximately $349,000 during the current year.

              Advertising Costs - Costs incurred to produce marketing material or advertise are generally expensed when incurred. Advertising costs for the years ended June 30, 2003, 2002 and 2001 were approximately $24,000, $12,800 and $8,600, respectively.

              Income Taxes - For the purpose of these consolidated financial statements, the Company has adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" for all periods presented. Under the asset and liability method of SFAS 109, deferred taxes are recognized for differences between financial statement and income tax bases of assets and liabilities.

               LOTTERY & WAGERING SOLUTIONS, INC. AND SUBSIDIARIES

                        F/K/A CCA COMPANIES INCORPORATED


             Notes to Consolidated Financial Statements (Continued)



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

              Reverse Split - In an attempt to meet certain listing requirements on recognized securities markets, on September 26, 2001, the Company approved a resolution in a special meeting of stockholders of a twenty-into-one reverse split of all the Company's outstanding shares of common stock ("Share Consolidation"). The Company effectuated the reverse split in order to help increase the Company's per share market price of its common stock and to comply with certain other listing requirements. The Share Consolidation was also a condition precedent of the contract to purchase EMSI (see Notes 3 and 12).

              Stockholders' Equity - The stockholders' equity consists of accumulated deficit, additional paid-in capital, preferred stock and common stock. In 2003 and 2002, the Company was authorized to issue 5,000,000 shares of preferred stock with a par value of $.01 per share. Specific powers, preferences, rights, qualifications, limitations and restrictions are to be designated by the Company's Board of Directors at the time of issuance. In 2003 and 2002, there were no shares of preferred stock issued. In 2003 and 2002, the Company was authorized to issue 50,000,000 shares of common stock with a par value of $.001 per share of common stock. As of June 30, 2003, after giving effect to the Share Consolidation, there were 1,110,277 common shares issued and as of June 30, 2002, there were 1,273,109 common shares issued.

              The number of common shares, warrants and options for all periods are presented retroactively and reflects stock splits and reverse splits effected by the Company.

              Stock Based Compensation - The Company accounts for stock options issued to employees in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which permits entities to continue to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and provide pro forma disclosures of the effect on net income (loss) and net earnings
              (loss) per share for employee stock option grants as if the fair value based method, as defined in SFAS No. 123 and 148 in its annual consolidated financial statements, has been applied. The Company has elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures required by SFAS No. 123 and
              148. Under APB Opinion No. 25, the Company recognizes no compensation expense related to employee stock options, as no options are granted at a price below the fair market value on the day of grant (see Note 10).

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

              The Company evaluates the recoverability of long-lived assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate that impairment may exist, the assets are adjusted to their fair values.

              For the year ended June 30, 2000, the Company recorded charges of approximately $13,552,000 relating to SGTI and SCC (see Note 2) as a result of a financial impairment of several of its long-lived assets. The Company expenses costs as incurred on the Sakhalin project for routine operational expenses. The total expenditure recorded for the years ended June 30, 2003 and 2002 was approximately $306,000 and $208,500, respectively.

              Impairment of Loans and Advances - The Company utilizes SFAS No. 114, "Accounting by Creditors for Impairment of a Loan". Under the provisions of this statement, the Company recorded a charge during the year ended June 30, 2002 for approximately $840,000 representing an impairment reserve on certain advances. The advances were not secured and there was no assurance that the advances would be repaid to the Company as of June 30, 2002.

              During April 2003, the Company received shares of common stock of Pacific Lottery Corporation in full payment of the Advances. Accordingly, the Company during the year ended June 30, 2003, reversed the impairment reserve of approximately $840,000 (see Notes 2 and 12).

              Earnings Per Share - Basic net earnings (loss) per share of common stock is based on the weighted average number of common shares outstanding during each period. Diluted earnings (loss) per share of common stock are computed on the basis of the weighted average number of common shares and common shares equivalent securities outstanding. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts were exercised or converted into common stock. During the years ended June 30, 2002 and 2001, all warrants and options had exercise prices greater than the existing market value of the Company's stock and, therefore, are deemed anti-dilutive and are not components of diluted earnings per share.

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

              Options amounting to 9,375 for the year ended June 30, 2003, 192,125 for the year ended June 30, 2002, and 192,625 for the year ended June 30, 2001 and warrants amounting to 32,083 for the year ended June 30, 2003, 185,416 for the year ended June 30, 2002, and 231,201 for the year ended June 30, 2001 have not been included in the computation of diluted earnings (loss) per share because of their anti-dilutive effect.

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

              RECENT PRONOUNCEMENTS

              In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143, addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 was effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company's financial reporting and presentation has not been materially affected by the adoption of this standard.

              In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." The statement retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. The Company's adoption of SFAS No. 144 did not have a material effect on the Company's financial statements.

               LOTTERY & WAGERING SOLUTIONS, INC. AND SUBSIDIARIES

                        F/K/A CCA COMPANIES INCORPORATED


             Notes to Consolidated Financial Statements (Continued)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

              In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". Among other provisions, SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt". Accordingly, gains or losses from extinguishment of debt shall not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the criteria of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". Gains or losses from extinguishment of debt that do not meet the criteria of APB No. 30 should be reclassified to income from continuing operations in all prior periods presented. The Company's adoption of SFAS No. 145 did not have a material effect on the Company's financial statements.

              In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" which is effective for exit or disposal activities that are initiated after December 31, 2002. This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. There was no material impact on the Company's financial statements as a result of adopting SFAS No. 146.

              On November 25, 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34." FIN 45 clarifies the requirements of FASB Statement No. 5, "Accounting for Contingencies", relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods that end after December 15, 2002. The disclosure provisions have been implemented and no disclosures were required at June 30, 2003. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of the guarantor's year-end. FIN 45 requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that guarantee. The Company's adoption of FIN 45 in 2003 has not and is not expected to have a material effect on the Company's financial statements.

              In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for the Company's June 30, 2003 financial statements. The Company's adoption of SFAS No. 148 did not have a material effect on its financial statements.

               LOTTERY & WAGERING SOLUTIONS, INC. AND SUBSIDIARIES

                        F/K/A CCA COMPANIES INCORPORATED


             Notes to Consolidated Financial Statements (Continued)



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

              In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51", which addresses consolidation of variable interest entities. FIN 46 expands the criteria for consideration in determining whether a variable interest entity should be consolidated by a business entity, and requires existing unconsolidated variable interest entities (which include, but are not limited to, Special Purpose Entities, or SPEs) to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 is not expected to have a material effect on the Company's financial statements.

              Reclassifications - Certain prior year balances have been reclassified to conform to the 2003 presentation.


NOTE 2 - LINES OF BUSINESS

              THE SURINAME CASINO AND THE CASINO LEASE

              The Company is a party to an agreement (the "Suriname Casino Agreement") with Parbhoe Handelmij NV ("Parbhoe"), a Suriname limited liability company. Under the agreement, the parties formed and each acquired a 50% interest in SLC, an Aruban limited liability company, to develop a casino project (the "Suriname Casino") in Paramaribo, the capital city of Suriname.

              Pursuant to the Suriname Casino Agreement, the Company's wholly owned subsidiary Dorsett, entered into the "Suriname Casino Management Agreement" with SLC to manage the Suriname Casino. As of June 30, 1999, the Company had advanced approximately 4.6 million dollars to SLC for this project, of which approximately
              4.0 million dollars was spent for property, equipment and leasehold improvements. The Company retained a lien and security interest in the property and equipment until the advance was paid back by SLC. Repayment was subject to certain restrictions based upon an obligation to repay a loan received from Parbhoe (see Note
              6). As of June 30, 2002, the amount due from SLC towards the loan balance and interest costs approximated $1,063,000 all of which is eliminated in consolidation. In 2003, SLC repaid the balance of the loan and interest due to the Company.

              Based upon the terms in the Suriname Casino Agreement, in 1998, Parbhoe and SLC entered into a lease agreement (the "Casino Lease"). Pursuant to the Casino Lease, Parbhoe leased two floors to SLC for 15 years ending February 2013 (see Notes 1 and 8).

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

              The Suriname Casino currently occupies the two leased floors, totaling approximately 20,000 square feet, in the Plaza Hotel, which is in downtown Paramaribo. The Suriname Casino has approximately 15 gaming tables, 181 slot machines and a 50-seat restaurant.

              The Company is currently contesting the sub-district court's order to evict SLC from the Plaza Hotel in Suriname (see Note 9).

              SAKHALIN ISLAND (RUSSIAN FEDERATION) CASINO AND RESORT

              The Company acquired rights and had secured property under a 101-year lease, at no annual cost, on a ten acre site to build and operate a hotel/casino resort. The site is located in the center of the City of Yuzhno-Sakhalinsk ("City") on Sakhalin Island (the "Sakhalin Project"). Sakhalin Island is a Russian territory located just north of Japan.

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

              The Company, based on an independent appraisal dated July 1, 2002, believed that the net remaining costs (after the above mentioned impairment charge) capitalized to secure the lease with the City for the land and an existing ski resort, the costs expended principally for demolition and the relocation of the residents living on the site, had not been financially impaired. Accordingly, approximately $2,100,000 expended in connection with obtaining the lease agreement and demolition costs remained on the Company's consolidated balance sheet.

              The Sakhalin Project requires substantial financing to progress further. The Company is making efforts to market the plans, licenses and rights in order to recover the historic expenditures. In April 2003, SGTI entered into a series of agreements (dated as of March 20, 2003) under which it transferred one half of its leasehold rights in the Sakhalin Project to a third party for $1,300,000 (see Note 1). Under these agreements, SCC has subleased rights to approximately five acres of the property, and one half of the the shares of SCC which it held. The purchaser has agreed to return to SGTI, for nominal consideration, the shares of SCC if it acquires a direct lease from the City for the portion of the property subject to the sublease. SGTI has paid a fee of $200,000 to a consulant in connection with this transaction (See Note 7). The Company is unable, at this time, to quantify what additional recoveries it will eventually attain. However, based upon the above mentioned independent appraisal, the Company believes it can recover the remaining balance of the Sakhalin development costs.

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

              There was a breach of contract and as a result of the failure to comply with the terms of the agreements, the parties reached a settlement in November 1998 to terminate the agreements and exchange mutual releases. According to the terms of the settlement, LWSI received $450,000 in cash, the return of 47,500 shares of previously issued stock (with the obligation to reissue 12,500 shares to FEC) and retained management fees earned. In addition, the Company's indebtedness of one million dollars borrowed from FEC in July 1998 was canceled. In 2002, the 12,500 shares were cancelled due to non-performance of FEC's obligations under the contract (see Notes 3 and 8).

              LOTTERY AND GAMING

              In May 2001, the Company entered into a contract to acquire an entity Emerging Market Solutions International, Inc. ("EMSI") which held the exclusive right and obligation to supply an on-line lottery and sports lottery system, and to operate it, in Ho Chi Minh City and the Southern provinces of Vietnam. Certain conditions to that contract were not fulfilled, and the Company subsequently determined that it was in its best interests to assign its rights in that contract to a Canadian entity, Pacific Lottery Corporation ("PLC"), formerly known as Applied Gaming Solutions of Canada, Inc. ("AGS"), and to restructure its cash investment in the project into common shares of PLC. In a transaction which was consummated as of April 7, 2003, the Company acquired from PLC 7,962,620 of its common shares in satisfaction of indebtedness owed to the Company by PLC at a deemed purchase price of $.30 CDN per share. The transaction was part of a debt and equity reorganization of PLC, and a private placement by PLC of its common shares and warrants to a wholly-owned subsidiary of Genting International PLC ("Genting") for $4.5 Million CDN. The funds from the private placement are to be exclusively used in connection with the development of the online lottery program in Ho Chi Minh City and the Southern provinces of Vietnam. Securities of PLC are traded on the Canadian Venture Exchange under the symbol TSX-Venture: "LUK" (see Notes 1 and 12).

              The Company also received from PLC a "finders option" upon the closing of the private placement to compensate the Company for assisting in bringing about the private placement. The finders option consists of common stock purchase warrants to purchase 1,400,000 additional common shares of PLC at $.30 CDN per share (exercisable over a twenty-four month period).

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

              BUSINESS, POLITICAL AND ECONOMIC CONDITIONS

              The Company's operating activities are taking place principally in Suriname. Suriname experienced, within the last three years, significant devaluation of its currency. The volatility in both the economic and political environment is different than that of the United States. Therefore, the Company's results of operations and financial position could be materially affected by sudden changes in Suriname's business and political environment.

              CURRENCY EXCHANGE CONTROLS

              With regard to the activities taking place in Suriname, it is management's belief that it will be able to repatriate earnings without official impediments.


NOTE 3 - CAPITAL STRUCTURE, PUBLIC OFFERINGS AND PRIVATE PLACEMENTS

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

              In March 2002, the Company agreed to pay MSC $30,000 in agreed installments and to buy back 4,450 shares of the Company's common stock held by MSC for an amount of $9,345 after the last installment was paid. As of June 30, 2002, $5,000 was payable to MSC, which has been paid in 2003. In September 2002, the shares that the Company bought back were cancelled (see Note 8).

               LOTTERY & WAGERING SOLUTIONS, INC. AND SUBSIDIARIES

                        F/K/A CCA COMPANIES INCORPORATED

             Notes to Consolidated Financial Statements (Continued)



NOTE 3 - CAPITAL STRUCTURE, PUBLIC OFFERINGS AND PRIVATE PLACEMENTS
              (CONTINUED)


              In January 2001, the Company issued 66,667 shares of common stock to Richard W. Devries, Professional Corporation, the attorney for EMSI, at a purchase price of $1.50 per share.

              In July 2001, the Company cancelled all 12,500 shares previously issued but not delivered to FEC due to the non-performance of its obligations under its agreement with the Company (see Notes 2 and 8).

              In July 2001, the Company cancelled 6,394 shares previously issued but not delivered to Etablissement Asteiss ("EA") due to the non-performance of its obligations under a contract to perform services.

              As a result of the aforementioned cancelled shares previously issued to FEC and EA, a gain of $18,900 has been included in the consolidated statement of operations and additional paid-in capital and common stock have been reduced by $18,881 and $19, respectively, for the year ended June 30, 2002 (fair value - $1.00 per share).

              In September 2001, the Company, at a special meeting of the stockholders, authorized the board of directors to affect a 1 for 20 reverse split of its common stock. The Company affected the transaction on October 1, 2001. As a result, the common shares outstanding were consolidated from 17,762,130 shares to 888,109 and the paid-in capital was increased by $16,875 with a corresponding reduction in the common stock value (see Note 1).

              During the year ended June 30, 2002, the Company sold 150,000 shares of its common stock to four private investors (the "Four Private Investors") and another 75,000 shares to an unrelated private investor at $2.00 per share. In consideration for acting as a placement agent for the aforementioned sale of 225,000 shares, the Company paid $50,000 and issued 50,000 shares of its common stock in March 2002, to Australasian Capital Holdings Pty Limited ("ACH") and its nominees as private placement fees.

              In March 2002, the Company issued 100,000 shares of its common stock valued at $1.20 per share to ACH as compensation for consulting services provided by it to the Company relating to the EMSI and the Vietnam lottery project. The related $120,000 was treated as part of the Advances to EMSI, which was subsequently charged to operations during the year ended June 30, 2002 (see Notes 1 and 12).

              In April 2002, based upon the written instructions received from Mr. Frank Favretto ("Favretto"), a director of ACH, the Company allotted the 50,000 shares issued to ACH in March 2002 for acting as placement agent, and the 100,000 shares issued to ACH in March 2002 as compensation for consulting services relating to the EMSI and Vietnam Lottery project, to the Four Private Investors.

               LOTTERY & WAGERING SOLUTIONS, INC. AND SUBSIDIARIES

                        F/K/A CCA COMPANIES INCORPORATED

             Notes to Consolidated Financial Statements (Continued)


NOTE 3 - CAPITAL STRUCTURE, PUBLIC OFFERINGS AND PRIVATE PLACEMENTS
              (CONTINUED)

              In December 2002, the Company repurchased the 300,000 shares of its common stock issued and allotted to the Four Private Investors at $1.25 per share (fair market value - $0.36 per share).

              In April 2002, the Company issued 10,000 shares of its common stock valued at $1.20 per share to a consultant, Michael Davis, for consulting services provided during the year.

              In November 2002, the Company issued 150,000 shares of its common stock valued at $0.75 per share to Mr. Dallas Dempster's ("Dempster") nominee, as a bonus for his past services and future commitments as Chief Executive Officer ("CEO"), President and Director of the Company. The related expense of $112,500 has been recorded as salary (see Note 7). (fair market value - $0.75 per share.)

              In December 2002, the Company repurchased 3,408 shares of its common stock valued at $0.69 per share from Oscar fund (fair market value - $0.67 per share).

              In January 2003, the Company repurchased 3,855 shares of its common stock valued at $0.69 per share from TM Services (fair market value - $0.61 per share).

              In January 2003, the Company repurchased 1,119 shares of its common stock valued at $0.69 per share from TM Pension (fair market value - $0.61 per share).

              LISTING OF COMMON STOCK

              The Company's common stock is currently traded on the OTC Bulletin Board.


NOTE 4 - PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

              At June 30, property, equipment and leasehold improvements consist of the following:



                                                          2003                     2002

              Office equipment and other
                fixed assets                        $       337,779          $       322,474
              Casino and restaurant equipment             1,854,345                1,844,565
              Leasehold improvements                      4,472,898                4,458,152
                                                    ---------------          ---------------


                                                          6,665,022                6,625,191

              Less:  Accumulated depreciation
                and amortization                         (3,235,977)              (2,631,970)
                                                    ---------------          ---------------


                                                    $     3,429,045          $     3,993,221
                                                    ===============          ===============


               LOTTERY & WAGERING SOLUTIONS, INC. AND SUBSIDIARIES

                        F/K/A CCA COMPANIES INCORPORATED

             Notes to Consolidated Financial Statements (Continued)


NOTE 4 - PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS (CONTINUED)

              Depreciation expense was $755,476 for the year ended June 30, 2003, $755,562 for the year ended June 30, 2002, and $770,478 for the year ended June 30, 2001.

NOTE 5 - INCOME TAXES

              LWSI AND DORSETT

              At June 30, 2003, LWSI and Dorsett had United States net operating loss carryforwards ("NOL") of approximately $9,086,000 that expire at various dates through 2023. In the event of a change in ownership of the Company, the utilization of the NOL will be subject to limitation under certain provisions of the United States Internal Revenue Code. In addition, at June 30, 2003, LWSI and Dorsett had capital loss carryovers of approximately $5,595,000 which generally can only be used to offset capital gains. Unused capital losses are carried forward indefinitely until they can be used against future capital gains.

              LWSI and Dorsett will be subject to corporate income tax rates as high as 38% if they produce a profit in the United States in excess of the NOL.

              SCC

              At June 30, 2003, SCC had an NOL of approximately $3,372,000 that expire through 2009. NOL's are limited to 20% of the loss per year for five consecutive years after they are incurred.

              SCC will be subject to Russian Corporate tax on taxable profits and a gambling tax once the Sakhalin Project commences operations. Currently, the Federal profit tax is 11% and the regional tax can be as high as 19%. In addition, a gambling tax is levied based on fixed rates per gambling table, betting booking office and slot machines.

              Repatriation of profits generated by SCC in the Russian Federation by LWSI may be highly regulated by the Russian Central Bank and the Taxing Authority. Any transfers of funds to entities outside the Russian Federation require special authorization from the Russian Central Bank and the payment of dividends are subject to heavy double taxation laws. The Company believes that once the Sakhalin Project commences operations, the Russian Central Bank and the Taxing Authority will make profit repatriation concessions available.

               LOTTERY & WAGERING SOLUTIONS, INC. AND SUBSIDIARIES

                        F/K/A CCA COMPANIES INCORPORATED

             Notes to Consolidated Financial Statements (Continued)


NOTE 5 - INCOME TAXES (CONTINUED)

              SGTI

              SGTI, which holds the Company's investment in SCC, is incorporated in Cyprus. Companies that are registered in Cyprus but are managed and controlled outside of Cyprus are not liable for tax on income occurring, derived and received outside of the country.

              SURINAME CASINO

              For calendar year 2001, SLC, based on an agreement with the Suriname Government (the "Government"), settled and paid taxes of approximately $455,000. Of this amount, $250,000 was paid prior to June 30, 2002 and the balance of approximately $205,000 was paid in 2003.

              Corporate income taxes are paid by SLC in accordance with the Suriname Hazard Games Act of 1962 which stipulates that income taxes are payable at a rate of 50% of net taxable income as determined under Suriname tax law. Additionally, efforts by the Suriname legislature to initiate a fixed monthly fee on cash slot machines and gaming tables used in casino operations have resulted in the recent passing of a new tax law requiring the collection of such fees effective January 2003. The monthly fees based on the current exchange rate (2,800 Guilders = US$1.00) are approximately $143 per slot machine and between $1,071 and $1,429 per gaming table. The fees are deductible in computing the net taxable income of the Suriname Casino. The monthly fees will be subject to change as the exchange rate fluctuates and as additions or reductions in the numbers of slot machines and gaming tables being operated by the Suriname Casino occur. In the six months ended June 30, 2003, SLC paid approximately $271,000 towards these fees.

              SLC pays taxes, on an estimated basis in quarterly installments. For 2002, SLC has paid approximately $57,500 towards estimated tax for the first quarter of 2002, and approximately $140,000 for the remaining three quarters of 2002. For 2003, SLC has paid approximately $7,700 towards estimated tax for the first quarter of 2003. SLC has paid approximately $15,500 towards estimated taxes for the second and third quarters of 2003 after June 30, 2003. As of June 30, 2003, SLC has accrued for approximately $557,000 towards the income taxes payable.

              Subsequent to June 2000, the Government imposed import duties on the SLC's operating assets. SLC accrued and capitalized the amount assessed as of June 30, 2000 and is amortizing the balance over five years commencing retroactively as of April 1, 1999.

               LOTTERY & WAGERING SOLUTIONS, INC. AND SUBSIDIARIES

                        F/K/A CCA COMPANIES INCORPORATED

             Notes to Consolidated Financial Statements (Continued)


NOTE 5 - INCOME TAXES (CONTINUED)

              INCOME TAX PROVISION

              The income tax provision as of June 30, 2003 consists of the following:

                                                          Year Ended
                                                    ------------------------
                                                        June 30, 2003

               Current:
                  U.S. Federal                          $            -
                  State and local                                    -
                  International                                 310,688
                                                        ---------------

               Total current tax provision                      310,688
                                                        ---------------

               Deferred:
                  U.S. Federal                                       -
                  State and local                                    -
                  International                                      -
                                                        ---------------

               Total provision for income taxes         $       310,688
                                                        ===============


              Items that give rise to deferred tax accounts as of June 30, 2003 are as follows:

                                                           Year Ended
                                                    -------------------------
                                                         June 30, 2003

               Deferred tax assets:
                  U.S. loss carryforwards               $     4,299,000
                  International (Russian) loss
                      carryforwards                           1,011,700
                                                         --------------

               Net deferred tax asset before valuation
                 allowances                                   5,310,700
               Deferred tax asset valuation allowance         5,310,700
                                                        ---------------

               Net deferred tax                         $            -
                                                        ===============


              Realization of any portion of the Company's deferred tax asset at June 30, 2003 is dependent upon future earnings and capital gains. Due to the uncertainty of future earnings and capital gains, a full valuation allowance has been provided.

               LOTTERY & WAGERING SOLUTIONS, INC. AND SUBSIDIARIES

                        F/K/A CCA COMPANIES INCORPORATED

             Notes to Consolidated Financial Statements (Continued)


NOTE 5 - INCOME TAXES (CONTINUED)

              Cumulative undistributed earnings of foreign subsidiaries at June 30, 2002 and 2001 of $1,844,000 and 964,000, respectively, were considered to be permanently reinvested and were not expected to be remitted to the Company. Accordingly, no United States Federal income or deferred taxes had been provided on such earnings.

              Cumulative undistributed earnings of foreign subsidiaries at June 30, 2003, were approximately $2,544,000. Although approximately $753,000 was repatriated from the foreign subsidiary in 2003, by way of dividends, the Company has sufficient NOL's to offset any potential income tax liability from receipts of dividends.

NOTE 6 - NOTES PAYABLE

              In January 2000, the Company borrowed $300,000 from Stanton & Associates ("Stanton"). The Company recorded the loan for $283,000 that was net of a $17,000 discount, which was recorded as deferred interest expense. The deferred interest expense was amortized and expensed over the life of the loan. Interest on the loan was calculated at the Wall Street Journal prime rate, payable on a monthly basis. The terms of the promissory note required that the Company repay the loan in four monthly installments of $15,000 commencing February 2000, seven monthly installments of $30,000 commencing June 2000, and a final payment of $30,000 on or before December 31, 2000. The Company granted Stanton a security interest, subordinated to interest on a convertible note of $350,000 from Danville Investments Pty. Ltd., Australia ("Danville") obtained by the Company in October 1999, in all principal payments, interest and management fees due to the Company from SLC and issued Stanton warrants to purchase shares of the Company's common stock. The Company was unable to meet the original repayment schedule on the Stanton debt and had made payments based on the availability of funds. The Company paid off the remaining balance of $75,000 plus interest in January 2002 (see Notes 7 and 10).

              In March 2000, the Company borrowed $150,000 from Galileo Capital LLC ("Galileo") utilizing convertible debt. The Company recorded the loan for $146,600 that was net of a $3,400 discount, which was recorded as deferred interest expense. The deferred interest expense was amortized and expensed over the life of the loan. The loan was subject to interest at the rate of 10% per annum, payable in full at the maturity of the loan in October 2000. The Company was required to pay six equal monthly installments of $25,000 commencing May 2000. As additional consideration for the loan, the Company issued 7,500 warrants to Galileo to purchase shares of the Company's common stock. The warrants were exercisable at $5.00 per share and expired in two years from the date the underlying shares were registered. The Company was unable to meet the original repayment schedule and repaid the loan in full in February 2001 (see Note 10).

               LOTTERY & WAGERING SOLUTIONS, INC. AND SUBSIDIARIES

                        F/K/A CCA COMPANIES INCORPORATED

             Notes to Consolidated Financial Statements (Continued)


NOTE 6 - NOTES PAYABLE (CONTINUED)

              In September 1998, LWSI borrowed $600,000 from its 50% co-owner in SLC, Parbhoe, for the construction of its permanent casino facilities. Interest on the loan is calculated using an interest rate of 3% per month. The outstanding balance of loans owing to Parbhoe by LWSI has been paid out of the excess cash flow generated by the operations of SLC. Principal payments of approximately $0.15 of every $1.00 of the excess cash flow have been set aside to pay back the advances owed to Parbhoe (see Notes 2 and 8).

NOTE 7 - RELATED PARTY TRANSACTIONS

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

              After the Casino Consulting Agreement concluded, the Casino Consultant agreed to continue providing the consulting services on a month-to-month basis at an annualized rate of $250,000, until December 2001. Commencing January 2002, David Hartley was no longer the president of the Casino Division of the Company, but continued as a consultant. Also commencing January 2002, the Casino Consultant agreed to provide consultant services on a month to month basis at a reduced annualized rate of $150,000. The Casino consultant provided consulting services up to March 2003.

              The Company paid the Casino Consultant $112,500 during the year ended June 30, 2003, $200,000 during the year ended June 30, 2002 and $225,000 for the year ended June 30, 2001. In addition, the Company accrued additional consulting fees of $25,000 for the year ended June 30, 2001 plus the reimbursement of reasonable expenses. The Casino Consultant was paid in full during the years ended June 30, 2002 and 2003.

               LOTTERY & WAGERING SOLUTIONS, INC. AND SUBSIDIARIES

                        F/K/A CCA COMPANIES INCORPORATED

             Notes to Consolidated Financial Statements (Continued)


NOTE 7 - RELATED PARTY TRANSACTIONS (CONTINUED)

              The Sakhalin Project (other than its financing) has been managed by SCC in Sakhalin City, primarily by Mr. Valery Mozolevsky ("Mozolevsky"), who has had long-term employment with SCC. Dempster was, and still is, one of two Executive Directors of SCC and is the General Director. Mozolevsky was, and still is, the other Executive Director. Consulting fees paid to Mozolevsky for the years 2003, 2002 and 2001 were $75,000, $75,500 and $48,500, respectively.

              SGTI paid a fee of $200,000 to the son of Mozolevsky for assistance in connection with matters relating to the sale of one half of the leasehold rights in the Sakhalin Project (See Note 2).

              DIRECTORS

              The Company borrowed from Stanton $300,000 in January 2000. Mr. James Stanton, the owner of Stanton, is a director of the Company. During 2002, the Company paid off the remaining balance of this note (see Notes 6 and 10).

              Commencing September 2002, the Company paid Stanton consulting fees of $5,000 per month. Options and warrants granted to Stanton were extended and repriced in 2003. Stanton was also granted 50,000 options during 2003 (see Note 10).

              The Company granted 25,000 options during the year ended June
              30, 2001 and another 25,000 option during the year ended June 30, 2003 to Mr. Miles Greenberg ("Greenberg"), the Chief Financial Officer and Director (effective from September 26, 2001) of the Company (See Note 10).

              The Company granted 10,000 options during the year ended June 30, 2003 to Mr. Jeffrey Clague ("Clague") general manager and director of SLC (effective from May 8, 2003)(See Note 10).

              PRESIDENT, CEO, DIRECTOR

              In November 2002, Dempster's nominees were issued 150,000 shares of the Company's common stock as bonus in consideration for his past services and future commitments as chief executive officer, president and director of the Company (see Note 3).

              The total number of unexpired options and warrants granted to directors, including nominees, and chief executive officers of the Company as at June 30, 2003, were 231,250 and 32,500, respectively. All options and warrants, except 10,000 options issued to Clague (exercise price of $0.75 per share), have an exercise price of $0.50 per share.

               LOTTERY & WAGERING SOLUTIONS, INC. AND SUBSIDIARIES

                        F/K/A CCA COMPANIES INCORPORATED

             Notes to Consolidated Financial Statements (Continued)


NOTE 8 - COMMITMENTS AND CONTINGENCIES

              RENTAL COMMITMENTS

              The Company rented office space and facilities in the United States under non-cancelable leases through September 2002. In May 2002, the Company entered into an agreement to rent a new office space in the United States for thirteen months starting July 1, 2002, at an average monthly rate of approximately $1,100. Thereafter, the Company leases the office space on a month to month basis at an average monthly rate of approximately $1,300. The Company also leases office space on a one-year renewable lease in Sakhalin City with monthly rentals of approximately $1,100. The minimum future rental commitment for leases in effect at June 30, 2003 approximates the following:


                           Year Ended
                        -----------------
                            June 30

                             2004                        $       1,100
                                                         =============



              The Suriname Casino currently occupies two leased floors, totaling approximately 20,000 square feet, in the Plaza Hotel, which is in downtown Paramaribo. The Company leased the Suriname Casino premises from Parbhoe, a 50% shareholder in SLC, for fifteen years ending in February 2013, for a yearly base rent of $200,000, subject to future increases based on the Suriname Consumer Price Index as stipulated in the Casino Lease.

              The Company continued to pay rent at the same rate from the beginning of the lease to June 2000 without providing for any increase in rent. Suriname law regulates the maximum amount of rent that a landlord can charge. In July 2000, the Company determined, based on the maximum rent that can be charged under Suriname law, that it had been overcharged. The Company is currently attempting to recover the excess rent charged of approximately $315,000 in the Courts based on a Government validated valuation of the maximum rent permissible under Suriname law. In July 2000, the Company commenced paying, and subsequently, when it was unable to pay rent pursuant to a lien placed on Parbhoe's assets by Surinaamsche Bank, set aside a reduced rental of approximately $3,200 per month based on the valuation and a decision of the District Commissioner. Only once the litigation is settled will the Company be able to predict the future rental expense in Suriname. For the years ended June 30, 2002 and 2003, the Company has provided a reserve of $24,000 and $60,000, respectively, for any contingencies relating to the Suriname Casino rent and is included in accrued expenses in the consolidated balance sheet (see Note 2).

               LOTTERY & WAGERING SOLUTIONS, INC. AND SUBSIDIARIES

                        F/K/A CCA COMPANIES INCORPORATED

             Notes to Consolidated Financial Statements (Continued)



NOTE 8 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

              Parbhoe has made a counterclaim of approximately $484,000 for rent in arrears and has asked for the dissolution of the lease agreement and payment of back rent. Management through consultation with legal counsel is of the opinion that this case would not hold up due to the reasons mentioned in the preceding paragraphs as well as other legal arguments.

              Rent expense was $87,140 for the year ended June 30, 2003, $93,883 for the year ended June 30, 2002, and $82,176 for the year ended June 30, 2001.

              KAI MICHAELSEN ("MICHAELSEN") AND ZAMORA INVESTMENTS PTE LTD. ("ZAMORA")

              As a result of the termination of the Hotel Management Agreements in November 1998 (see Note 2), FEC assumed any and all financial obligations with respect to the employment of the President, Michaelsen, of the Company's hotel management subsidiary, DHRI. After a thorough independent review of Michaelsen's performance including an extensive investigation into allegations made by FEC regarding Michaelsen's operating decisions, Michaelsen's employment was officially terminated in April 1999.

              Michaelsen's Company, Zamora, filed a claim against Dorsett for $80,000 in an arbitration claim. In September 2000, the Company settled the matter with Michaelsen and Zamora and paid $40,000 in exchange for complete releases.

              At June 30, 2001, the Company held 12,500 shares that were issued but never delivered to FEC pursuant to the November 1998 termination agreement. It was the Company's position that the settlement of $40,000 plus legal fees of $47,000 incurred by the Company must be repaid by FEC for the Company to deliver the shares. On July 11, 2001, the Company cancelled the shares due to FEC's failure to fulfill its obligations under the terms of the agreement (see Notes 2 and 3).

               LOTTERY & WAGERING SOLUTIONS, INC. AND SUBSIDIARIES

                        F/K/A CCA COMPANIES INCORPORATED

             Notes to Consolidated Financial Statements (Continued)


NOTE 8 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

              BREACH OF SLC LEASE

              SLC's landlord, Parbhoe, by contract, is required to provide air conditioning for the areas leased. Due to Parbhoe's failure to perform timely, SLC paid approximately $201,000 to have air conditioning equipment installed to ready the leased area for occupancy more quickly. Litigation is pending to recover the expenditure. Parbhoe by contract, is also required to provide water and electricity for the Suriname Casino. SLC had to incur further expenditure of approximately $158,000 towards expansion of water and electricity installations to adequately service the leased area. SLC has filed a claim to recover the amount. SLC has also filed a claim of approximately $87,000 for costs incurred to renovate the Plaza Hotel building owned by Parbhoe.

              MARITIME SERVICES CORPORATION ("MSC")

              In September 2000, MSC brought an action in the United States District Court of Oregon seeking damages in the amount of $200,250 plus interest. MSC claimed that the Company issued its own shares in 1998 as partial payment for construction work performed and that the Company was obligated to buy the shares back for the amount claimed as damages. In March 2002, the Company and MSC entered into a settlement agreement (see Note 3).

               LOTTERY & WAGERING SOLUTIONS, INC. AND SUBSIDIARIES

                        F/K/A CCA COMPANIES INCORPORATED

             Notes to Consolidated Financial Statements (Continued)



NOTE 8 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

              NOTE PAYABLE

              Parbhoe has made a demand on SLC for the repayment in full of the $600,000 loan it made to LWSI on September 3, 1998. At that time, Parbhoe refused to accept any interim payments on the loan. SLC has set aside the payments required to be made based on the terms of the loan (see Note 6).

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

              FREEZING BANK ACCOUNTS

              On July 30, 2001, Parbhoe acting in the name of SLC, put a freeze on the bank accounts operated by Dorsett, the manager on behalf of SLC (SLC vs. Dorsett & Clague, A.R. 01-2894), claiming that Dorsett was transferring SLC's money illegally, and that Clague was not authorized to act as general manager for SLC. Parbhoe claims that Dorsett and Clague owe SLC $4,152,254. The garnishment was lifted in Summary proceedings (Clague & Dorsett vs. SLC, A.R. 01/3005). The main proceeding, is still pending. In this case, the B-directors Dempster and Dorsett have petitioned to be admitted as parties in the case, with the express purpose of objecting to the fact that Parbhoe commenced the lawsuit on behalf of SLC, without permission of the Board of Directors. On November 4, 2003, a judge is expected to render a decision in this matter.

              On May 10, 2002, Parbhoe undertook an identical action to freeze the bank accounts of Dorsett (SLC vs. Dorsett & Clague, A.R. No. 01/3216). This garnishment was also lifted (Clague & Dorsett vs. SLC, A.R. No. 02/2012), however, the decision in this and the previous matter is still pending.

               LOTTERY & WAGERING SOLUTIONS, INC. AND SUBSIDIARIES

                        F/K/A CCA COMPANIES INCORPORATED

             Notes to Consolidated Financial Statements (Continued)


NOTE 8 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

              SLC has also initiated legal proceedings against the attorney who represented himself as SLC's lawyer in the cases of garnishment of bank accounts while actually working on behalf of Parbhoe. The lawsuit is aimed at declaring null and void all actions undertaken by the attorney on behalf of SLC. A decision in this matter is still pending.

              LITIGATION AND ARBITRATION

              The Company anticipates that it will be subjected to various lawsuits, claims and proceedings of a nature considered normal to its business.


NOTE 9 - SIGNIFICANT UNCERTAINTY

              On July 30, 2003, the Sub-district Court in Suriname issued an order evicting SLC from the premises it occupies in the Plaza Hotel and from which it conducts all of its casino operations. The court ruled that Stichting Dim (Dim Foundation), the plaintiff in the eviction proceeding which took title to the Plaza Hotel through a mortgage foreclosure, was not bound by the Casino Lease between SLC and Parbhoe, as Parbhoe did not hold registered title to the premises. On August 5, 2003, SLC filed an appeal challenging the order of eviction. On September 29, 2003, the Sub-district court judge granted a suspension of the order of eviction until November 8, 2003. In addition, on October 3, 2003, SLC filed a request to the acting President of the Court of Justice for a speedy trial. The Company's management believes that its chances in the appeal are reasonable. However, as there is no assurance that an extension of the stay will be granted, or that the appeal will be successful, the Company, through its subsidiaries, is seeking alternative locations in Paramaribo to relocate its casino operations (see Notes 1, 2 and 13).

              If the Company relocates the Suriname Casino to a different location, it will have to design and set up infrastructure, incur additional relocation costs associated with removal, transportation and installation of equipment, leasehold improvements, advertising and all other costs associated with relocation and statutory costs associated with the set up of operations at a new location. The Company may also need to terminate the employment of some or all of its existing staff and pay them compensation based upon the labor laws in Suriname. In addition, there is the potential for a full or partial impairment, depending on the outcome of the court proceedings, of the leasehold improvements in SLC, which have a net book value of approximately $3,095,000 at June 30, 2003.

              The Company has approximately $3,500,000 in cash and cash equivalents as of June 30, 2003, which includes approximately $1,500,000 held by LWSI in the U.S. and approximately $2,000,000 held by SLC in Suriname. Management believes that, if the Suriname eviction is upheld and SLC is required to relocate to a new facility, the cash presently held by the Company could sufficiently finance improvements required to outfit a new space for a casino.

              The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

               LOTTERY & WAGERING SOLUTIONS, INC. AND SUBSIDIARIES

                        F/K/A CCA COMPANIES INCORPORATED

             Notes to Consolidated Financial Statements (Continued)



NOTE 10 - STOCK OPTIONS AND WARRANTS

              The Company applies FASB Interpretation 44, "Accounting For Certain Transactions Involving Stock Compensation" - An interpretation of APB 25. In addition, the Company applies APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for employee stock options. Under FASB Interpretation 44 and APB Opinion 25, because the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation cost is recognized.

              SFAS No. 123, "Accounting for Stock Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," allows the continued application of APB 25 for financial reporting provided that the Company discloses in the notes the pro forma effects of the fair value based method.

              Options that have been granted are exercisable either one-third annually at each anniversary date from the date of grant or they are exercisable immediately. In addition, they have maximum terms of not more than four years and they are not transferable. In October 2002, the Company extended the terms of 186,250 warrants and options previously granted to current directors and executive officers through 2006 with the month and day of their original expiration date remaining unchanged.

              PLAN OPTIONS

              The Company's 1996 Stock Option Plan (the "Plan") was adopted in November 1996, and amended in December 1996, April 1997, December 1997 and September 2001. The Plan provides for adjustments in the number and type of shares covered by the Plan and options granted in the event of any reorganization, merger, re-capitalization or certain other transactions involving the Company. Accordingly, in September 2001, the Plan was amended to increase the number of shares available for grant (after giving effect to the Share Consolidation) from 250,000 shares to 3,000,000 shares. Under the Plan, which authorizes the granting of incentive stock options or non-incentive stock options the maximum number of shares of common stock for which options may be granted is 3,000,000 shares. As of June 30, 2003, 198,125 options to purchase shares of common stock had been granted under the Plan.


              The Company has set aside 2,801,875 shares of common stock for future options that may be granted under the Plan.

               LOTTERY & WAGERING SOLUTIONS, INC. AND SUBSIDIARIES

                        F/K/A CCA COMPANIES INCORPORATED

             Notes to Consolidated Financial Statements (Continued)


NOTE 10 - STOCK OPTIONS AND WARRANTS (CONTINUED)

              In October 2000, the Company granted fully vested four-year options to purchase 25,000 shares to Greenberg, the Chief Financial Officer and a member of the Company's board of directors (effective from September 26, 2001), at an exercise price of $2.00 per share. The options were repriced at $0.50 per share in October 2002.

              In October 2002, the Company granted fully vested four-year options to purchase 25,000 shares of the Company to Greenberg, at an exercise price of $0.50 per share. In October 2002, the Company granted fully vested four-year options to purchase 50,000 shares of the Company to Stanton, at an exercise price of $0.50 per share (see Note 7).

              In April 2003, the Company granted fully vested four year options to purchase 10,000 shares of the Company to Clague at an exercise price of $0.75 per share.

              In 2003 and 2002, 29,000 and 1,750 options were forfeited, respectively.

              NON-PLAN OPTIONS

              In addition to the options granted under the Plan, the Company has issued an additional 94,856 non-plan options. Of the 94,856 options issued, there were 88,106 non-plan options outstanding as of July 1, 2000. In 2001, 38,106 options were forfeited. No options were forfeited in 2002 and 2003. No options were exercised during the years 2001, 2002 and 2003.

              FASB Statement 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," requires the Company to provide pro forma information regarding net income (loss) and net earnings (loss) per share as if compensation cost for the Company's employee stock options had been determined in accordance with the fair value based method prescribed in FASB Statement 123 and 148.

              The fair value of stock options or warrants granted was estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require several inputs, including the expected stock price volatility. The model may not necessarily provide a reliable single measure of the fair value of employee and director stock options or warrants. The Company's employee and director stock options or warrants have characteristics significantly different from those of traded options or warrants and changes in input assumptions can materially affect the fair value estimates.

               LOTTERY & WAGERING SOLUTIONS, INC. AND SUBSIDIARIES

                        F/K/A CCA COMPANIES INCORPORATED

             Notes to Consolidated Financial Statements (Continued)


NOTE 10 - STOCK OPTIONS AND WARRANTS (CONTINUED)

              The fair value of the options and warrants granted was estimated using an option valuation model with the following weighted-average assumptions:

              The Company utilized the following weighted-average assumptions to determine fair value:


                                                                       Year Ended June 30,
                                                --------------------------------------------------------------
                                                       2002                   2001                   2000
                                                --------------------------------------------------------------
              Risk-free interest rate                  4.7%                    6%                     6%
              Expected life                           4 years                4 years                4 years
              Expected volatility factors               0.5                    0.5                    0.5
              Expected dividend yield                   0.0                    0.0                    0.0



              Under the accounting provisions of FASB Statement 123 and 148, the Company's pro forma net income (loss) and earnings (loss) per share would have been as follows:


                                                                        Year Ended June 30,
                                                -------------------------------------------------------------------
                                                       2003                   2002                    2001
                                                -------------------------------------------------------------------
              Net income (loss):

                As reported                       $       261,710         $     (604,511)        $     (519,665)
                                                  ===============         ==============         ==============

                Pro forma                         $       241,086         $     (604,511)        $     (552,665)
                                                  ===============         ==============         ==============


              Net earnings (loss) per common
                share basic and diluted:
                 As reported                      $          0.18         $        (0.61)        $         (.60)
                                                  ===============         ==============         ==============

                Pro forma                         $          0.17         $        (0.61)        $         (.64)
                                                  ===============         ==============         ==============




               LOTTERY & WAGERING SOLUTIONS, INC. AND SUBSIDIARIES

                        F/K/A CCA COMPANIES INCORPORATED

             Notes to Consolidated Financial Statements (Continued)


NOTE 10 - STOCK OPTIONS AND WARRANTS (CONTINUED)


              A summary of the status of the Company's fixed stock option plan and non-plan options as of June 30, 2003, 2002 and 2001 and changes during the years then ended is presented below:

                                               June 30, 2003                June 30, 2002            June 30, 2001
                                        ---------------------------  -------------------------   ---------------------
                                                         Weighted                   Weighted                   Weighted
                                                         Average                    Average                    Average
                                                         Exercise                   Exercise        Shares     Exercise
                                             Shares       Price         Shares       Price                      Price
                                         -----------    ---------    -----------   ---------     -----------  ----------


              Options outstanding
               at beginning of year          192,125       $4.64         192,625        5.40         246,731      $22.00
              Granted                         85,000        0.53           1,250        5.00          25,000        2.00
              Exercised                            -           -               -           -             -           -
              Forfeited                      (29,000)     (18.49)         (1,750)     (93.43)        (79,106)     (52.80)
                                         -----------  ----------          ------      ------     -----------  ----------


              Options outstanding
               at end of year                248,125       $0.68         192,125        4.64         192,625       $5.40
                                         ===========  ==========         =======    ========     ===========  ==========


              Options exercisable
               at end of year                248,125       $0.68         191,125        4.63         191,625       $5.40
                                         ===========  ==========         =======    ========     ===========  ==========


              Weighted-average
               fair value of options
               granted during the year         $0.08                                   $0.13                      $ 0.40
                                               =====                                   =====                      ======



              The following table presents information relating to stock options outstanding at June 30, 2003:

                                             OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                              ---------------------------------------------------   -------------------------------
                                                   Weighted                                             Weighted
                                                    Average            Average                           Average
                 Exercise                            Exercise         Remaining                         Exercise
                  Price           Shares             Price          Life in Years     Shares              Price
                 --------     -------------         --------        -------------   -----------         ---------
              $0.50                 228,750         $   0.50              3.28          228,750         $    0.50
              $0.75                  10,000             0.75              3.79           10,000              0.75
              $5.00                   9,375             5.00              0.41            9,375              5.00
                              -------------         --------          --------      -----------         ---------

                                    248,125         $   0.68              3.19          248,125         $    0.68
                              =============         ========          ========      ===========         =========



         No options have been exercised in 2003, 2002 and 2001.

               LOTTERY & WAGERING SOLUTIONS, INC. AND SUBSIDIARIES

                        F/K/A CCA COMPANIES INCORPORATED

             Notes to Consolidated Financial Statements (Continued)


NOTE 10 - STOCK OPTIONS AND WARRANTS (CONTINUED)

              WARRANTS

              In connection with certain acquisitions, the Company issued 35,000 warrants to Danville in October 1999, 25,000 warrants to Stanton in January 2000 (see Notes 6 and 7) and 7,500 warrants to Galileo Capital, LLC in March 2000 to purchase the Company's common stock at $5.00 per share (see Note 6). The warrants issued to Galileo and Danville expired without being exercised. The warrants issued to Stanton expire six years from the date of grant (after extension - see Note below). The warrants were valued at $155,400.

              At June 30, 2003, the Company had warrants amounting to 64,583 outstanding. No warrants have been exercised. All warrants were exercisable on the day of grant. During 2003, no warrants were granted and 120,833 warrants expired.

              REPRICING OF OPTIONS AND WARRANTS

              In October 2000, the Company repriced 111,500 options issued to officers and employees from $5.00 to $2.00. In addition, 25,000 options and 32,500 warrants issued to Stanton, a related party, were also repriced from $5.00 to $2.00. The Company recorded a charge of approximately $13,000 for the repricing.

              In October 2002, the Company repriced and extended the option and warrants issued to current directors and executive officers, from $2.00 to $0.50. These included 25,000 options and 32,500 warrants issued to Stanton (see Note 7).

              COMMON STOCK SET ASIDE

              Currently, the Company has reserved 312,708 shares of common stock for exercise of options and warrants.

NOTE 11 - NON-BINDING WRITTEN LETTER OF INTENT

              In February 2001, the Company entered into a non-binding written letter of intent with Applied Gaming Solutions of Canada, Inc., a corporation organized under the laws of Alberta, Canada ("AGS"). The terms of the letter of intent contemplate that the Company would purchase certain AGS assets which include its operating contract with the Construction Lottery of the Capital Hanoi ("CCC"), equipment, infrastructure, retail sales outlets and organization and personnel relations and for cash and shares of common stock in the Company. Since approximately August 1999, AGS has marketed and to some extent operated CCC's on-line lottery business in Vietnam in and around Hanoi City. Pursuant to the terms of the letter of intent, the Company was to pay a total of $1,250,000 in cash and to issue 1,000,000 shares of common stock at the closing (the "AGS Closing"). This agreement has since been terminated.

               LOTTERY & WAGERING SOLUTIONS, INC. AND SUBSIDIARIES

                        F/K/A CCA COMPANIES INCORPORATED

             Notes to Consolidated Financial Statements (Continued)



NOTE 11 - NON-BINDING WRITTEN LETTER OF INTENT (CONTINUED)

              During 2002, a new agreement has been entered into between LWSI and AGS (see Note 12 for a further description of the agreement).

NOTE 12 - INVESTMENT IN PLC (SEE NOTES 1, 2, 3, 4 AND 11)

              In May 2001, the Company entered into a formal, written contract (the "Purchase Contract") with six entities (collectively, the "Vendors") to purchase all of the issued and outstanding common stock of EMSI for 5,500,000 shares of the Company's stock. The Purchase Contract was approved by the shareholders in September 2001. The Purchase Contract provided for a closing date on or before September 28, 2001, but was subsequently extended to December 2002.

              EMSI holds an exclusive contract (the "Lottery Gaming System Contract") to supply on-line lottery and sports betting systems in Ho Chi Minh City and the Southern provinces of Vietnam (the "Territory"). The Lottery Gaming System Contract is between EMSI and Detetour, Corporation for Development of New Technology and Tourism ("Detetour"), now known as NEWTATCO, an entity owned by the Sovereign Socialist Republic of Vietnam and extends ten years from the date that the first on-line sales begin on the on-line lottery gaming system. The deadline to implement the Lottery Gaming System Contract had been extended to November 2002. NEWTATCO is controlled by the National Centre of Natural Science and Technology. The laws of the Socialist Republic of Vietnam, for the most part, govern the Lottery Gaming System Contract. No on-line lottery or sports betting operations have previously been conducted under Vietnamese authority within the Territory. EMSI had no other assets, liabilities or obligations and formal operations had not commenced as of June 30, 2002.

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

               LOTTERY & WAGERING SOLUTIONS, INC. AND SUBSIDIARIES

                        F/K/A CCA COMPANIES INCORPORATED


             Notes to Consolidated Financial Statements (Continued)



NOTE 12 - INVESTMENT IN PLC (CONTINUED)

              The Company advanced and incurred expenditures relating to the EMSI project of approximately $1,540,000 by October of 2002 (the "Advances"). As of June 30, 2003, approximately $1,090,000 was advanced to EMSI and approximately $268,000 was charged to operations. The Advances were funded by sale of common stock to certain private investors for $450,000 and the balance was funded from operating funds available to the Company. The Advances were not secured and there was no assurance that the Advances would be repaid to the Company (See impairment reserve provided below).

              The Company had not been able to fulfill all the conditions and, although the period within which to do so had been extended until December 31, 2002, the Company, in October 2002, had entered into an agreement with AGS and the Vendors. AGS holds a contract with NEWTATCO to manage certain aspects of the existing on-line lottery operations in Hanoi City. Under the terms of the agreement (the "Exchange Agreement"), among other conditions, AGS agreed to acquire EMSI, affect a share consolidation with a ten to one reverse split and convert the Advances into shares of common stock of AGS (the stock of which is traded on the Canadian Venture Exchange), after the share consolidation. Under the Exchange Agreement, the Company would release EMSI from its obligations to repay the Advances owed to the Company and AGS would issue shares of its common stock at a rate of one share for each $.30 CDN of the Advances released provided that the then average quoted bid and asked price per AGS share was not less than $.30 CDN. It was anticipated that, upon conversion pursuant to the Exchange Agreement, the stockholders of the Company would indirectly hold approximately the same percentage of equity in the total lottery operation in the Territory as they held in EMSI under the Purchase Contract. In the event that the Exchange Agreement was not consummated, EMSI acknowledged to treat the Advances as unsecured loans due to be paid by EMSI on or before December 31, 2004 and AGS agreed to guarantee repayment by EMSI by that date.

              Consummation of the Exchange Agreement was subject to the fulfillment of various conditions, including the restructuring, prior to December 31, 2002, by AGS of its capital stock and its debt obligations with its creditors, obtaining the necessary regulatory and other approvals, and AGS demonstrating, to the reasonable satisfaction of the Company, its financial ability to continue its operations and developing lottery operations in Ho Chi Minh City.

               LOTTERY & WAGERING SOLUTIONS, INC. AND SUBSIDIARIES

                        F/K/A CCA COMPANIES INCORPORATED


             Notes to Consolidated Financial Statements (Continued)


NOTE 12 - INVESTMENT IN PLC (CONTINUED)

              In anticipation of the Exchange Agreement being fulfilled, on July 25, 2002, the shareholders of AGS, in a special meeting, approved a resolution to restructure AGS, which among other things, included the acquisition of EMSI, effectuating a share consolidation with a ten to one reverse split, restructure of its debt obligations with its creditors, the assumption of the Advances and the issuance shares of AGS's common stock for the Advances assumed. AGS had approved issuance of 6,500,000 common shares at a deemed issue price of $.30 CDN per post consolidated common share in lieu of $1,950,000 CDN (approximately $1,284,000) advanced by LWSI to EMSI as of May 31, 2002. AGS had further agreed to issue additional shares of its common stock for further advances made to EMSI by the Company after May 2002. There was no assurance that the Exchange Agreement would be consummated. Therefore, during the year ended June 30, 2002, approximately $840,000 of the Advances was charged to operations as a reserve for the impairment of amounts advanced (see Note 2) and approximately $268,000 of the advances were expensed as operating costs in the consolidated statement of operations.

              Certain conditions to the Purchase Contract were not fulfilled, and the Company subsequently determined that it was in its best interests to assign its rights in that contract to a Canadian entity, Pacific Lottery Corporation ("PLC"), and to restructure its cash investment in the project into common shares of PLC. In a transaction which was consummated as of April 7, 2003, the Company received from PLC cash of $69,500 and 7,962,620 of PLC's common shares in satisfaction of indebtedness owed (the Advances) to the Company by PLC at a deemed purchase price of $.30 CDN per share. The transaction was part of a debt and equity reorganization of PLC, and a private placement by PLC of its common shares and warrants to a wholly owned subsidiary of Genting International PLC ("Genting") for $4.5 Million CDN. The funds from the private placement are to be exclusively used in connection with the development of the online lottery program in Ho Chi Minh City and the Southern provinces of Vietnam. Securities of PLC are traded on the Canadian Venture Exchange under the symbol TSX-Venture: "LUK".

              The Company received the above-mentioned shares of PLC in full satisfaction of the Advances. Therefore, based upon the adequacy of the consideration received and change in circumstances described above, the Company was able to reverse the valuation reserve of approximately $840,000 in April 2003 pursuant to SFAS No. 114.

              The Company also received from PLC a "finders option" upon the closing of the private placement as compensation for assisting in consummating the private placement. The finders option consists of common stock purchase warrants to purchase 1,400,000 additional common shares of PLC at $.30 CDN per share (exercisable for a twenty-four month period).

              The acquisition of these securities gives the Company current ownership of approximately 19.7% of the common shares of PLC (or 13.6% of such common shares following the conversion to common shares of the outstanding preferred shares), or 11.9% of the common shares on a fully diluted basis.

               LOTTERY & WAGERING SOLUTIONS, INC. AND SUBSIDIARIES

                        F/K/A CCA COMPANIES INCORPORATED


             Notes to Consolidated Financial Statements (Continued)



NOTE 12 - INVESTMENT IN PLC (CONTINUED)

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


NOTE 13 - NEW GAMING LICENSES

              Because of uncertainties caused by the order of eviction issued by the Suriname Court, the Company is actively seeking to establish its own casino operations at another location in Paramaribo, the capital city of Suriname (see Note 9). Through its subsidiaries, the Company has acquired a license (the "Gaming License - Suriname") to operate a casino in Suriname. The Gaming License - Suriname is valid for 15 years from August 1, 2000 (original date on which the license was granted) and is renewable every five, years at the Company's request. Pursuant to the terms of the Gaming License - Suriname, the license holder is required to operate a casino in a hotel to be run by the license holder and to comply with certain other procedures.

              The Company has capitalized the cost of $200,000 to acquire the Gaming License - Suriname and has paid $60,000 during the year ending June 30, 2003. The balance amount of $140,000 has been paid subsequent to June 30, 2003.

              The Company is also investigating the desirability of participating in the development and operation of a casino in Vietnam, approximately 80 miles from Ho Chi Minh City, and is actively seeking a casino license (the "Gaming License - Vietnam") to conduct such operations. The Company has posted a refundable deposit in September 2003 for $250,000 with an agency of the Vietnamese government as a demonstration of its interest in negotiating an acceptable agreement for the casino license. During the year ended June 30, 2003, the Company expensed $50,000 incurred in connection with the costs associated with obtaining the Gaming License - Vietnam.