Form 10QSB
period 2003-09-30
LOTTERY & WAGERING SOLUTIONS INC
filed 2003-11-07
CIK 1026671

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                  _____________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________



                           Commission File No. 0-22191

                        LOTTERY & WAGERING SOLUTIONS INC.
 ------------------------------------------------------------------------------
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

         State the number of shares outstanding of the issuer's common stock, as of the latest practicable date.

               Class                          Outstanding at November 7, 2003
         ------------------                   -------------------------------
    Common Stock, $.001 par value                   1,073,777 shares


         Transitional Small Business Disclosure Format (check one):

                                                Yes [ ] No. [ X ]

         Certain statements in this Quarterly Report on Form 10-QSB are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and involve known and unknown risks, uncertainties and other factors that may cause the Company's actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward looking statement. Factors that impact such forward looking statements include, among others, risk factors included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2003 and other filings with the Securities and Exchange Commission.
         As set forth herein and therein, the Company is currently subject to material risks and uncertainty as a result of a Court decision in Surname, presently on appeal, which has ordered the Company's joint venture subsidiary evicted from the premises from which it conducts its casino operations. Such operations generate substantially all of the revenue of the Company. (See "Note E" to the financial statements contained herein)


                              INDEX TO FORM 10-QSB

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2003
         and September 30, 2003 (unaudited)...................................1

Condensed Consolidated Statements of Operations for the Three
         Months ended September 30, 2003 (unaudited) and
         the Three Months ended September 30, 2002 (unaudited)................2

Condensed Consolidated Statements of Cash Flows for the Three Months ended
         September 30, 2003 (unaudited) and the Three
         Months ended September 30, 2002 (unaudited)..........................3

Notes to Condensed Consolidated Financial Statements..........................4

Item 2.       Management's Discussion and Analysis or
              Plan of Operation..............................................12

Item 3.       Controls and Procedures........................................14

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings..............................................15

Item 6.       Exhibits and Reports on Form 8-K...............................15

SIGNATURES ..................................................................16

                          PART I. FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                        LOTTERY & WAGERING SOLUTIONS INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS





                                                                                 June 30,             September 30,
ASSETS                                                                             2003                   2003
                                                                             -----------------      ------------------
                                                                                                       (Unaudited)
CURRENT ASSETS:
Cash and cash equivalents                                                         $ 3,521,418             $ 2,404,706
Prepaid and other current assets                                                       67,554                 251,072

                                                                             -----------------      ------------------
     Total current assets                                                           3,588,972               2,655,778

Sakhalin development costs                                                          1,000,000               1,000,000
Investment in PLC                                                                   1,271,472               1,271,472
Property, equipment and leasehold improvements, net                                 3,429,045               3,229,078
Deposit on Vietnam gaming license                                                                             250,000
Suriname gaming license and other assets                                              220,300                 220,300
                                                                             -----------------      ------------------

     TOTAL                                                                        $ 9,509,789             $ 8,626,628
                                                                             =================      ==================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses                                             $ 1,224,060               $ 995,411
Income tax payable                                                                    556,884                 549,196
Notes payable                                                                         515,900                 515,900
Dividend payable                                                                      753,173               1,116,417
                                                                             -----------------      ------------------
    Total current liabilities                                                       3,050,017               3,176,924
                                                                             -----------------      ------------------

                                                                             -----------------      ------------------
Minority interest in consolidated subsidiary                                        2,564,734               2,444,058
                                                                             -----------------      ------------------


STOCKHOLDERS' EQUITY:
Preferred stock, par value $.01, 5,000,000 shares
     authorized, no shares issued and outstanding
Common stock, par value $.001; 50,000,000 shares
     authorized; 1,273,106 shares and 1,268,659 shares issued and
     outstanding at June 30, 2002 and September 30, 2002, respectively                  1,110                   1,075
Additional paid-in capital                                                         47,933,177              47,896,712
Accumulated deficit                                                              (44,039,249)            (44,892,141)
                                                                             -----------------      ------------------
     Total stockholders' equity                                                     3,895,038               3,005,646
                                                                             -----------------      ------------------

     TOTAL                                                                         $9,509,789              $8,626,628
                                                                             =================      ==================



See notes to condensed consolidated financial statements.

                        LOTTERY & WAGERING SOLUTIONS INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)





                                                                            For the Three         For the Three
                                                                               Months                Months
                                                                                Ended                Ended
                                                                            September 30,         September 30,
                                                                                2002                  2003
                                                                          ------------------    ------------------

REVENUES                                                                       $ 1,626,424           $  1,032,367

OPERATING EXPENSES:
Marketing, general and administrative                                            1,419,644              1,643,735
                                                                          ------------------    ------------------

INCOME (LOSS) FROM OPERATIONS                                                      206,780              (611,368)

OTHER EXPENSES:
Interest income (expense) (net)                                                    (4,043)                  1,201

                                                                          ------------------    ------------------
    Total other expenses                                                           (4,043)                  1,201
                                                                          ------------------    ------------------

Foreign income taxes                                                              (141,730)
                                                                          ------------------    ------------------

INCOME (LOSS) BEFORE MINORITY INTEREST                                               61,007             (610,167)

Minority Interest                                                                 (165,351)               120,678
                                                                          ------------------    ------------------

NET LOSS                                                                         $(104,344)           $ (489,489)
                                                                          ==================    ==================

NET LOSS PER SHARE OF COMMON STOCK:
    Basic and Diluted                                                     $          (0.08)            $   (0.45)
                                                                          ==================    ==================

WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES AND COMMON SHARE EQUIVALENTS OUTSTANDING                       1,273,109              1,076,951
                                                                          ==================    ==================



See notes to condensed consolidated financial statements.

                        LOTTERY & WAGERING SOLUTIONS INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)




                                                                             For the Three          For the Three
                                                                                 Months                 Months
                                                                                 Ended                   Ended
                                                                             September 30,            September  30,
                                                                                  2002                   2003
                                                                           -------------------    -------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                                     $  (104,344)         $    (489,489)
Adjustments:
  Depreciation and amortization                                                  187,894                221,145
   Minority interest                                                             165,351               (120,678)
   Deferred income taxes
   Gain on common stock redemption
    Changes in current assets and current liabilities:
     Prepaid and other current assets                                           (105,429)              (183,518)
     Accounts payable, accrued expenses and income tax payable                    64,806               (236,337)
                                                                           -------------------    -------------------

Net cash provided (used) by operating activities                                 208,278               (808,877)
                                                                           -------------------    -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, equipment and leasehold improvements                                   (33,075)               (21,335)
Deposit on Vietnam gaming license                                                                      (250,000)
Project development costs and other                                              (50,000)
Funds used for notes receivable and advances                                     (95,000)
                                                                           -------------------    -------------------

Net cash used in investing activities                                           (178,075)              (271,335)
                                                                           -------------------    -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Investor deposits                                                                (30,000)
Repurchase of common stock                                                        (9,345)               (36,500)
Repayments of notes payable
                                                                           -------------------    -------------------

Net cash used by financing activities                                            (39,345)               (36,500)
                                                                           -------------------    -------------------
NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                                                          (9,142)            (1,116,712)



CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD                                                        1,965,062              3,521,418
                                                                           -------------------    -------------------
CASH AND CASH EQUIVALENTS,
    END OF PERIOD                                                           $  1,955,920           $  2,404,706
                                                                           ===================    ===================


See notes to condensed consolidated financial statements.

                        LOTTERY & WAGERING SOLUTIONS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(NOTE A) BASIS OF PRESENTATION AND THE COMPANY:

         Lottery & Wagering Solutions Inc. ("LWSI") was incorporated on March 6, 1996 and has adopted a fiscal year ending June 30. The accompanying unaudited condensed consolidated financial statements include the accounts of LWSI, its subsidiaries and joint venture (collectively, the "Company"). Intercompany transactions and balances have been eliminated in consolidation. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for any future interim periods or the year ending June 30, 2004.

         The balance sheet at June 30, 2003 has been derived from the audited consolidated financial statements at that date, but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Form 10-KSB for the year ended June 30, 2003 filed by the Company.

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

          Since March 1999 the Suriname casino, owned by Suriname Leisure Company A.V.V. ("SLC"), an Aruba joint venture entity 50% owned by the Company, has been operating in permanent quarters in the hotel where previously SLC maintained temporary facilities for its casino operation. The Company's 100% owned Delaware subsidiary, Dorsett Hotel & Resorts, Inc. ("Dorsett") manages the casino. The Company's Suriname casino occupies two leased floors totaling approximately 20,000 square feet in the Plaza Hotel, which is a downtown hotel in the capital city of Paramaribo. The casino has approximately 15 gaming tables, 181 slot machines and a 50-seat restaurant. There are other casinos in Paramaribo, the capital city, and currently three compete with the Company for the same local gaming clientele.

         The Suriname casino was constructed by the Company pursuant to an agreement with Parbhoe Handelmij NV ("Parbhoe"), the local company that owned the casino license and which became the 50% owner of the joint venture entity, SLC. SLC entered into the Suriname Casino Management Agreement in April 1998 for the Company, through Dorsett, to operate the Casino for fifteen years at a base fee equal to 3% of gross revenues calculated on an annual basis and payable monthly, plus an incentive fee of ten percent of gross operating profits, payable monthly. SLC entered into a lease agreement for the casino premises from Parbhoe, which represented to Dorsett that it was the hotel owner, for fifteen years beginning February 1998.

         On July 30, 2003, the Subdistrict Court of Suriname issued an order evicting SLC from such quarters finding that Parbhoe, the lessor, did not have the legal right to grant the lease under which SLC was occupying such premises. The order of eviction has been appealed and is suspended until the conclusion of the appeals process. As there is no assurance that the order of eviction will ultimately be reversed or nullified, the Company is seeking an alternative location in Paramaribo for the operation of a casino. In this regard, the Company through its subsidiaries has acquired its own license to operate a casino in Suriname.

         If the Company relocates the Suriname Casino to a different location, it will have to design and set up infrastructure, incur additional relocation costs associated with removal, transportation and installation of equipment, leasehold improvements, advertising and all other costs associated with relocation and statutory costs associated with the set up of operations at a new location. In addition, there is the potential for a full or partial impairment, depending on the outcome of the court proceedings, of the leasehold improvements in SLC, which have a net book value of approximately $3,014,000 at September 30, 2003.

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

         In April 2003, SGTI entered into a series of agreements (dated as of March 20, 2003) under which it transferred one half of the leasehold rights held by SCC to a third party in return for net proceeds of $1,100,000. Under these agreements, SCC transferred to the purchaser the sublease rights to approximately five acres of the property, and one half of the shares of SCC which it held. The purchaser has agreed to return to SGTI, for nominal consideration, the shares of SCC if it acquires a direct lease from the City for the portion of the property subject to the sublease.

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


 (NOTE C) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

         Use of Estimates in the Preparation of Financial Statements - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenditures during the reporting period. Actual results could differ from those estimates.

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

         Investments - The Company accounts for its investment in the common stock of PLC at cost. PLC is traded on the Canadian Venture Exchange and, therefore, does not meet the criteria for reporting at fair value pursuant to FAS 115, "Accounting for Certain Investments in Debt and Equity Securities."

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

         Stock Based Compensation - The Company accounts for stock options issued to employees in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which permits entities to continue to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and provide pro forma disclosures of the effect on net income (loss) and net earnings (loss) per share for employee stock option grants as if the fair value based method, as defined in SFAS No. 123 and 148 in its annual consolidated financial statements, has been applied. The Company has elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures required by SFAS No. 123 and 148. Under APB Opinion No. 25, the Company recognizes no compensation expense related to employee stock options, as no options are granted at a price below the fair market value on the day of grant.

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


(NOTE D)  SLC TAXES:

         Corporate income taxes are paid by SLC in accordance with the Suriname Hazard Games Act of 1962 which stipulates that income taxes are payable at a rate of 50% of net taxable income as determined under Suriname tax law. Additionally, in January 2003, the Suriname government began assessing a new monthly property tax on slot machines and gaming tables used in casino operations. The monthly taxes (based on the current legal exchange rate of 2,800 Guilders = US$1.00) are approximately $143 per slot machine and between $1,070 and $1,420 per gaming table. The monthly casino taxes are deductible in computing the net taxable income of the Suriname casino. The monthly fees will be subject to change as the exchange rate fluctuates and as additions or reductions in the numbers of slot machines and gaming tables being operated by the Suriname casino occur.

(NOTE E)  COMMITMENTS AND CONTINGENCIES:

         On July 30, 2003, the Subdistrict Court in Suriname issued an order evicting SLC from the premises it occupies in the Plaza Hotel and from which it conducts all of its casino operations. The Court ruled that Stichting Dim (Dim Foundation), the plaintiff in the eviction proceeding which took title to the Hotel through a mortgage foreclosure, was not bound by the 1998 casino lease between SLC and Parbhoe, as Parbhoe did not hold registered title to the premises. SLC is appealing such order, and in a separate proceeding has been granted an order suspending its execution until the conclusion of the appeals process. According to the attorneys for SLC, the chances in the appeal are reasonable. As there is no assurance that the appeal will be successful, the Company through its subsidiaries is seeking alternative locations in Paramaribo to relocate its casino operations.

         If the Company relocates the Suriname Casino to a different location, it will have to design and set up infrastructure, incur additional relocation costs associated with removal, transportation and installation of equipment, leasehold improvements, advertising and all other costs associated with relocation and statutory costs associated with the set up of operations at a new location. In addition, there is the potential for a full or partial impairment, depending on the outcome of the court proceedings, of the leasehold improvements in SLC, which have a net book value of approximately $3,014,000 at September 30, 2003.

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


RESULTS OF OPERATIONS

               Comparison of Three Months Ended September 30, 2003
                    to Three Months Ended September 30, 2002

         Net Loss. The Company incurred a net loss of $104,344, or $0.08 per share, for the three months ended September 30, 2002, as compared to a loss of $489,489, or $0.45 per share, for the three months ended September 30, 2003. The greater loss during the current year's period resulted primarily from significantly reduced revenues and operating income at the Suriname casino as described below.

         Revenues. During the three months ended September 30, 2002, the Company had revenues of $1,626,424 generated by the Suriname Palace casino as compared to $1,032,367 for the three months ended September 30, 2003. As set forth above, SLC is engaged in litigation with the new owner of the Suriname Plaza Hotel where the casino is located. Management believes that the 36% decrease in revenues has resulted primarily from increased competition, a weak economy, and from the harassment of casino customers and other disruptions apparently caused by guests of the Plaza hotel which have occurred since the acquisition of the hotel by its new owners. These disruptions have contributed to the lower attendance experienced by the Suriname casino during the last quarter.

         Marketing, General and Administrative Expenses. Marketing, general and administrative expenses were $1,323,439 for the three months ended September 30, 2002 consisting primarily of $921,194 related to operating expenses of the Suriname casino and $402,245 for general corporate overhead. For the three months ended September 30, 2003, marketing, general and administrative expenses were $1,643,735 of which $413,407 related to general corporate overhead and $1,230,328 related to casino operations. The increase of approximately $309,000 or 33% during the current period in the Suriname casino operating expenses is primarily attributable to (i) costs associated with programs initiated by the Company designed to increase activity and wagering at the Suriname casino in an effort to help offset declines in activity caused by increased competition and the weak economy, (ii) increased payroll and staff expenses, (iii) the new casino tax assessed on gaming equipment which commenced January 1, 2003 and amounted to $134,000 during the current year's period, and (iv) increased legal fees and security services. General corporate overhead was kept in line with the prior year's expense.

         Minority Interest. The Company has management control of SLC in which it owns a 50% equity interest. As such, the Suriname casino's operations are consolidated with those of the Company and a minority interest is recorded for the 50% interest held by the Company's joint venture partner. During the three months ended September 30, 2002, SLC generated net after tax income of $330,702 after deduction for management fees earned by the Company. As a result, the Company recorded a minority interest equal to 50% of such amount, or $165,351. For the three months ended September 30, 2003, SLC generated a net loss of $241,356 after deduction for management fees earned by the Company and the Company recorded a reduction to minority interest equal to 50% of such amount, or $120,678.

         Foreign Income Taxes. During the three months ended September 30, 2002, SLC accrued for income taxes in the amount of $141,730 payable to the Suriname Government based on a tax rate of 50% of the estimated net taxable income pursuant to the Suriname Hazard Games Act of 1962. During the three months ended September 30, 2003, SLC incurred a net loss and has not accrued for income taxes.


LIQUIDITY AND CAPITAL RESOURCES

         Since August 1999, the Company's almost sole recurring source of cash, exclusive of loans and securities sales, was the cash payments from SLC which is the joint venture entity that owns the Suriname casino. Cash payments from SLC to LWSI, Parbhoe or their affiliates are made by SLC, under the management control of Dorsett, the Company's subsidiary, according to a cash allocation priority established under the parties' Joint Venture Agreement. Such payments were initially allocated to management fees and the repayment of construction and other loans and interest. As of September 2003, all loans have been repaid by SLC in full and all distributions are currently first used to pay management fees to Dorsett and then are to be distributed equally to the two venture partners. Significant disputes and litigation have arisen between Parbhoe and the Company and its affiliates, and a Suriname Court has held the lease agreement to be unenforceable by SLC, a decision which SLC is currently appealing. Such disputes and litigation, and the manner in which they are resolved, may materially adversely effect the cash flow of the Company.

         The Sakhalin Project has consistently generated cash losses for the Company. Under an agreement entered into in April 2003, the Company transferred one half of its leasehold rights to a third party, and is seeking to dispose of its remaining interests in the Project.

         As of June 30, 2002, the Company had advanced $1,271,472 to EMSI to develop the Lottery Gaming System Contract and to support its operations and those of PLC in Vietnam in anticipation of the acquisition of EMSI by the Company. As set forth above, the Company has converted its interests in EMSI into common shares and warrants of PLC.

         On September 30, 2003, the Company had approximately $2,404,000 in cash or cash equivalents on hand. The Company believes that it has adequate cash reserves for its operations for the next twelve months.

         Off-Balance Sheet Arrangements. The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.



ITEM 3.      CONTROLS AND PROCEDURES

         An evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13(a) - 15(e) and 15(d) - 15(e) ) as at the end of the fiscal quarter on September 30, 2003, show such controls and procedures to be adequate. No significant changes in such controls or other factors has occurred since the date of such evaluation.

                           PART II. OTHER INFORMATION



ITEM 1.       LEGAL PROCEEDINGS

         See (Note E) "Commitments and Contingencies" to the financial statements included herein.


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

     31.1 Certification of principal executive officer pursuant to Rule 15d-14(a).*

     31.2 Certification of principal financial officer pursuant to Rule 15d-14(a).*

     32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350.*

     32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.*

     *    Filed herewith

     (b)  Reports on Form 8-K:

          On August 14, 2003, the Company filed a Current Report on Form 8-K, concerning events relating to the rendering of a decision by a court in Suriname ordering the Company's joint venture subsidiary, SLC, evicted from the premises from which it operates the Suriname casino. See ("Note E" to Financial Statements)

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        LOTTERY & WAGERING SOLUTIONS INC.



Dated:  November 7, 2003         By:  /s/ Dallas R. Dempster
                                      -----------------------------------------
                                          Dallas R. Dempster
                                          Chief Executive Officer and President


                                 By:  /s/ Miles R. Greenberg
                                      -----------------------------------------
                                          Miles R. Greenberg
                                          Chief Financial Officer