Form 10-Q
period 2003-12-31
LOTTERY & WAGERING SOLUTIONS INC
filed 2004-02-11
CIK 1026671

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                  _____________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________



                           Commission File No. 0-22191

                        LOTTERY & WAGERING SOLUTIONS INC.
                 ---------------------------------------------
             (Exact Name of Registrant as specified in its Charter)

            DELAWARE                                          65-0675901
  (State or Other Jurisdiction of                         (I.R.S. Employer
  Incorporation or Organization)                        Identification Number)

                                8201 PETERS ROAD
                                   SUITE 1000
                            FT. LAUDERDALE, FL 33324
                            -------------------------
                    (Address of Principal Executive Offices)

                                       N/A
                            -------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if changed Since Last Report)

         State the number of shares outstanding of the issuer's common stock, as of the latest practicable date.

          Class                           Outstanding at February 11, 2004
        --------                          --------------------------------
Common Stock, $.001 par value                      905,996 shares


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

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2003
         and December 31, 2003 (unaudited).....................................1

Condensed Consolidated Statements of Operations for the Three and Six Months
         ended December 31, 2003 (unaudited) and the Three and
         Six Months ended December 31, 2002 (unaudited)........................2

Condensed Consolidated Statements of Cash Flows for the Three and Six Months
         ended December 31, 2003 (unaudited) and the Three and
         Six Months ended December 31, 2002 (unaudited)........................3

Notes to Condensed Consolidated Financial Statements...........................4

Item 2.       Management's Discussion and Analysis or
              Plan of Operation...............................................12

Item 3.       Controls and Procedures.........................................15

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings...............................................16

Item 5.       Other Information ..............................................16

Item 6.       Exhibits and Reports on Form 8-K................................16

SIGNATURES ...................................................................17

                          PART I. FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                        LOTTERY & WAGERING SOLUTIONS INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS




                                                                                 June 30,             December 31,
ASSETS                                                                             2003                   2003
                                                                             -----------------      ------------------
                                                                                                       (Unaudited)
CURRENT ASSETS:
Cash and cash equivalents                                                         $ 3,521,418             $ 2,232,963
Prepaid and other current assets                                                       67,554                 255,983

                                                                             -----------------      ------------------
     Total current assets                                                           3,588,972               2,488,946

Sakhalin development costs                                                          1,000,000               1,000,000
Investment in PLC                                                                   1,271,472               1,271,472
Property, equipment and leasehold improvements, net                                 3,429,045               3,057,164
Deposit on Vietnam gaming license                                                                             250,000
Suriname gaming license and other assets                                              220,300                 245,300
                                                                             -----------------      ------------------

     TOTAL                                                                   $    9,509,789               $ 8,312,882
                                                                             =================      ==================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses                                             $ 1,224,060               $ 982,533
Income tax payable                                                                    556,884                 539,312
Notes payable                                                                         515,900                 515,900
Dividend payable                                                                      753,173               1,407,385
                                                                             -----------------      ------------------
    Total current liabilities                                                       3,050,017               3,445,130
                                                                             -----------------      ------------------

                                                                             -----------------      ------------------
Minority interest in consolidated subsidiary                                        2,564,734               2,470,430
                                                                             -----------------      ------------------


STOCKHOLDERS' EQUITY:
Preferred stock, par value $.01, 5,000,000 shares
     authorized, no shares issued and outstanding
Common stock, par value $.001; 50,000,000 shares authorized;
     1,110,277 shares and 1,007,110 shares issued and
     outstanding at June 30, 2003 and December, 2003, respectively                      1,110                   1,007
Additional paid-in capital                                                         47,933,177              47,816,779
Accumulated deficit                                                              (44,039,249)            (45,420,465)
                                                                             -----------------      ------------------
     Total stockholders' equity                                                     3,895,038               2,397,323
                                                                             -----------------      ------------------

     TOTAL                                                                         $9,509,789              $8,312,882
                                                                             =================      ==================



See notes to condensed consolidated financial statements.

                        LOTTERY & WAGERING SOLUTIONS INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                   For the Three       For the Three          For the               For
                                                      Months              Months            Six Months              the
                                                       Ended               Ended               Ended            Six Months
                                                   December 31,        December 31,        December 31,       Ended December
                                                       2002                2003                2002              31, 2003
                                                  ----------------    ----------------    ----------------    ----------------

REVENUES                                          $   2,071,758        $  1,208,498       $   3,698,182          $2,240,865

OPERATING EXPENSES:
Marketing, general and administrative                 1,552,738           1,419,972           2,972,382           3,063,707
                                                  ----------------    ----------------    ----------------    ----------------

INCOME (LOSS)FROM OPERATIONS                            519,020            (211,474)            725,800            (822,842)

OTHER INCOME (EXPENSE):
Interest income (expense) (net)                             826                 490              (3,217)              1,691
                                                  ----------------    ----------------    ----------------    ----------------
    Total other income (expense)                            826                 490              (3,217)              1,691
                                                  ----------------    ----------------    ----------------    ----------------

Foreign income taxes                                   (350,411)                               (492,141)
                                                  ----------------    ----------------    ----------------    ----------------

INCOME (LOSS) BEFORE                                    169,435            (210,984)            230,442            (821,151)
    MINORITY INTEREST

Minority interest                                      (236,133)            (26,371)           (401,484)             94,307
                                                  ----------------    ----------------    ----------------    ----------------

NET LOSS                                              $ (66,698)         $ (237,355)          $(171,042)       $   (726,845)
                                                  ================    ================    ================    ================

NET LOSS PER SHARE OF COMMON STOCK:
          Basic and diluted                         $     (0.05)         $    (0.23)           $  (0.13)      $       (0.68)
                                                  ================    ================    ================    ================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND
    COMMON SHARE EQUIVALENTS OUTSTANDING
          Basic and diluted                           1,264,954           1,046,965           1,269,031           1,061,958
                                                  ================    ================    ================    ================





See notes to condensed consolidated financial statements.

                        LOTTERY & WAGERING SOLUTIONS INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)




                                                                                                                         For
                                                               For the        For the Three         For the              the
                                                             Three Months         Months          Six Months          Six Months
                                                                Ended             Ended              Ended              Ended
                                                               December        December 31,      December 31,        December 31,
                                                               31, 2002            2003              2002                2003
                                                             -------------    ---------------    --------------    ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                        ($66,698)      $  (237,355)         ($171,042)     $  (726,845)
 Adjustments:
  Depreciation and amortization                                  195,276           172,650            383,170          393,795
   Minority interest                                             236,133            26,371            401,484          (94,307)
   Deferred income taxes
   Compensation paid with common stock                           112,500                              112,500
  Changes in current assets and current liabilities:
     Prepaid and other current assets                            (35,028)           (4,911)          (140,457)        (188,429)
     Accounts payable, accrued expenses and
          income tax payable                                     145,845           (22,783)           210,651         (259,099)
                                                             -------------    --------------      -------------    -------------

Net cash provided (used) by operating activities                 588,028           (66,028)            796,306         (874,885)
                                                             -------------    --------------      -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, equipment and leasehold improvements                   (80,494)             (715)          (113,569)         (22,070)
Project development costs and other assets                                         (25,000)           (50,000)         (25,000)
Deposit on Vietnam gaming license                                                                                     (250,000)
Funds used for notes receivable and advances                     (45,000)                            (140,000)
                                                             -------------    ---------------     -------------    -------------

Net cash used in investing activities                           (125,494)          (25,715)          (303,569)        (297,070)
                                                             -------------    ---------------     -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Investor deposits                                                                                     (30,000)
Repurchase of common stock                                      (377,352)          (80,000)          (386,697)        (116,500)
                                                             -------------    ---------------     -------------    -------------

Net cash used in financing activities                           (377,352)          (80,000)          (416,697)        (116,500)
                                                             -------------    ---------------     -------------    -------------
                                                                  85,182          (171,743)            76,040        1,288,455)
NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS

CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD                                        1,955,920         2,404,706          1,965,062        3,521,418
                                                             -------------    ---------------    --------------    ---------------

CASH AND CASH EQUIVALENTS,
    END OF PERIOD                                             $2,041,102       $ 2,232,963         $2,041,102      $ 2,232,963
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

                        LOTTERY & WAGERING SOLUTIONS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(NOTE A) BASIS OF PRESENTATION AND THE COMPANY:

         Lottery & Wagering Solutions Inc. ("LWSI") was incorporated on March 6, 1996 and has adopted a fiscal year ending June 30. The accompanying unaudited condensed consolidated financial statements include the accounts of LWSI, its subsidiaries and joint venture (collectively, the "Company"). Intercompany transactions and balances have been eliminated in consolidation. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and six month periods ended December 31, 2003 are not necessarily indicative of the results that may be expected for any future interim periods or the year ending June 30, 2004.

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

         On July 30, 2003, the Subdistrict Court of Suriname issued an order evicting SLC from such quarters finding that Parbhoe, the lessor, did not have the legal right to grant the lease under which SLC was occupying such premises. The order of eviction has been appealed and is suspended until the conclusion of the appeals process. As there is no assurance that the order of eviction will ultimately be reversed or nullified, the Company is seeking an alternative location in Paramaribo for the operation of a casino. In this regard, the Company through its subsidiary has acquired its own license to operate a casino in Suriname.

         If the Company relocates the Suriname Casino to a different location, it will have to design and set up infrastructure, incur additional relocation costs associated with removal, transportation and installation of equipment, leasehold improvements, advertising and all other costs associated with relocation and statutory costs associated with the set up of operations at a new location. In addition, there is the potential for a full or partial impairment, depending on the outcome of the court proceedings, of the leasehold improvements in SLC, which have a net book value of approximately $2,933,000 at December 31, 2003.

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

         Approximately $1,000,000 expended in connection with obtaining the original lease agreement and demolition costs remains on the Company's consolidated balance sheet at December 31, 2003. The Company is continuing to explore alternatives for the sale or other disposition of its remaining interests in the Sakhalin Project.

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

         On November 28, 2003, the Board of Directors of the Company authorized the grant as an incentive to each of its directors and officers (Messrs. Dallas Dempster, James Stanton and Miles Greenberg), options to acquire from the Company up to 10% or 796,260 of the PLC shares which the Company acquired from PLC. Such options may be exercised by the grantees at any time, at an exercise price equal to the Company's cost of such shares, CDN$.30 per share. The options will expire November 28, 2006. Mr. Dempster received options for 398,130 of such shares and Messrs. Stanton and Greenberg each received 199,065.

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

         If the Company relocates the Suriname Casino to a different location, it will have to design and set up infrastructure, incur additional relocation costs associated with removal, transportation and installation of equipment, leasehold improvements, advertising and all other costs associated with relocation and statutory costs associated with the set up of operations at a new location. In addition, there is the potential for a full or partial impairment, depending on the outcome of the court proceedings, of the leasehold improvements in SLC, which have a net book value of approximately $2,933,000 at December 31, 2003.

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


RESULTS OF OPERATIONS

               Comparison of Three Months Ended December 31, 2003
                     to Three Months Ended December 31, 2002

         Net Loss. The Company generated a net loss of $237,355, or $0.23 per share, for the three months ended December 31, 2003, as compared to a net loss of $66,698, or $0.05 per share, for the three months ended December 31, 2002. The greater loss during the current year's period resulted primarily from significantly reduced revenues and operating income at the Suriname casino as described below.

         Revenues. During the three months ended December 31, 2003, the Company had revenues of $1,208,498 generated from the Suriname casino operations. For the three months ended December 31, 2002, the Company recorded revenues of $2,071,758 from the Suriname casino. As set forth above, SLC is engaged in litigation with the new owner of the Suriname Plaza Hotel where the casino is located. Management believes that the 42% decrease in revenues has resulted primarily from increased competition from new casino openings, a weak economy, and from the harassment of casino customers and other disruptions apparently caused by guests of the Plaza hotel which have occurred since the acquisition of the hotel by its new owners. These disruptions together with the increased competition and the uncertainty of the eviction litigation have contributed to the lower attendance experienced by the Suriname casino during the December 31, 2003 quarter.

         Marketing, General and Administrative Expenses. For the three months ended December 31, 2003, marketing, general and administrative expenses were $1,419,972 of which $1,078,213 related to operating expenses of the Suriname casino and $341,759 for general corporate overhead. Marketing, general and administrative expenses were $1,552,738 for the three months ended December 31, 2002 consisting primarily of $1,058,513 related to operating expenses of the Suriname casino and $494,225 for general corporate overhead. The Suriname casino's current period operating expenses increased by approximately $20,000 as a result of the new casino tax assessed on gaming equipment which commenced January 1, 2003 and amounted to $134,000 during the current year's period. This increase was partially offset by reductions in marketing and general expenses of the casino in reaction to the lower revenues currently being generated by the casino. General corporate overhead decreased during the current period by $152,466. Corporate overhead during the prior year's period included a bonus paid to the Company's Chief Executive Officer. The bonus was paid by issuing common stock of the Company valued at $112,500. No such bonuses were paid during the current year's period.

         Minority Interest. The Company has management control of the Suriname casino joint venture company in which it owns a 50% equity interest. As such, the Suriname casino's operations are consolidated with those of the Company and a minority interest is recorded for the 50% interest held by the Company's joint venture partner. During the three months ended December 31, 2002, the joint venture company generated net after tax income of $472,266 after deduction for management fees earned by the Company and eliminated in consolidation. As a result, the Company recorded a minority interest equal to 50% of such amount or $236,133. For the three months ended December 31, 2003, the joint venture company generated net after tax income of $52,742 after deduction for management fees earned by the Company and the Company recorded a minority interest equal to 50% of such amount, or $26,371.

         Foreign Income Taxes. During the three months ended December 31, 2002, SLC accrued for income taxes of $350,411, payable to the Government based on a tax rate of 50% of the estimated net taxable income pursuant to the Suriname Hazard Games Act 1962. During the three months ended December 31, 2003, SLC did not accrue for any additional income taxes.


                Comparison of Six Months Ended December 31, 2003
                      to Six Months Ended December 31, 2002

         Net Loss. The Company incurred a loss of $726,845, or $0.68 per share, for the six months ended December 31, 2003, as compared to a loss of $171,042, or $0.13 per share, for the six months ended December 31, 2002. The greater loss during the current year's period resulted primarily from significantly reduced revenues and operating income at the Suriname casino as described below.

         Revenues. For the six months ended December 31, 2003, the Company had revenues of $2,240,865 from the operations of the Suriname casino compared with $3,698,182 for the six months ended December 31, 2002. As describe hereinabove, SLC is engaged in litigation with the new owner of the Suriname Plaza Hotel where the casino is located. Management believes that the 39% decrease in revenues during the current year's period resulted primarily from increased competition from new casino openings, a weak economy, and from the harassment of casino customers and other disruptions apparently caused by guests of the Plaza hotel which have occurred since the acquisition of the hotel by its new owners. These disruptions together with the increased competition and the uncertainty of the eviction litigation have contributed to the lower attendance experienced by the Suriname casino during the six months ended December 31, 2003.


         Marketing, General and Administrative Expenses. Marketing, general and administrative expenses were $3,063,707 for the six months ended December 31, 2003 consisting of $2,308,541 related to operating expenses of the Suriname casino and $755,166 for general corporate overhead. For the six months ended December 31, 2002, marketing, general and administrative expenses were $2,972,382 of which $2,075,912 related to operating expenses of the Suriname casino and $896,470 for general corporate overhead. The current period's Suriname casino operating expenses increased by approximately $233,000 or 11% primarily as a result of the new casino tax assessed on gaming equipment which commenced January 1, 2003 and amounted to $274,000 during the current year's period. General corporate overhead decreased during the current period by $141,304. Corporate overhead during the prior year's period included a bonus paid to the Company's Chief Executive Officer. The bonus was paid by issuing common stock of the Company valued at $112,500. No such bonuses were paid during the current year's period.

          Minority Interest. The Company has management control of the Suriname casino joint venture company in which it owns a 50% equity interest. As such, the Suriname casino's operations are consolidated with those of the Company and a minority interest is recorded for the 50% interest held by the Company's joint venture partner. During the six months ended December 31, 2003, the joint venture company generated a net loss of $188,613 after deduction for management fees earned by the Company and eliminated in consolidation. As a result, the Company recorded a reduction to minority interest equal to 50% of such amount or $94,307. For the six months ended December 31, 2002, the joint venture company generated net after tax income of $802,968 after deduction for management fees earned by the Company and the Company recorded a minority interest equal to 50% of such amount, or $401,484.

         Foreign Income Taxes. During the six months ended December 31, 2002, SLC accrued for income taxes of $492,141 payable to the Suriname Government based on a tax rate of 50% of the estimated net taxable income pursuant to the Suriname Hazard Games Act 1962. During the six months ended December 31, 2003, SLC did not accrue for any additional income taxes.

LIQUIDITY AND CAPITAL RESOURCES

         Since August 1999, the Company's almost sole recurring source of cash, exclusive of loans and securities sales, was the cash payments from SLC which is the joint venture entity that owns the Suriname casino. Cash payments from SLC to LWSI, Parbhoe or their affiliates are made by SLC, under the management control of Dorsett, the Company's subsidiary, according to a cash allocation priority established under the parties' Joint Venture Agreement. Such payments were initially allocated to management fees and the repayment of construction and other loans and interest. As of December 2003, all loans have been repaid by SLC in full and all distributions are currently first used to pay management fees to Dorsett and then are to be distributed equally to the two venture partners. Significant disputes and litigation have arisen between Parbhoe and the Company and its affiliates, and a Suriname Court has held the lease agreement to be unenforceable by SLC, a decision which SLC is currently appealing. Such disputes and litigation, and the manner in which they are resolved, may materially adversely effect the cash flow of the Company.

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

         On December 31, 2003, the Company had approximately $2,232,000 in cash or cash equivalents on hand. The Company believes that it has adequate cash reserves for its operations for the next twelve months.

         Off-Balance Sheet Arrangements. The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.



ITEM 3.      CONTROLS AND PROCEDURES

         An evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13(a) - 15(e) and 15(d) - 15(e) ) as at the end of the fiscal quarter on December 31, 2003, show such controls and procedures to be adequate. No significant changes in such controls or other factors has occurred since the date of such evaluation.

                           PART II. OTHER INFORMATION



ITEM 1.       LEGAL PROCEEDINGS

         See (Note E) "Commitments and Contingencies" to the financial statements included herein.

ITEM 5.       OTHER INFORMATION

                  On November 24, 2003, the Company repurchased and cancelled 66,667 shares of its common stock previously issued to Richard
                  W. DeVries Professional Corporation. The common stock was repurchased for $1.20 per share.

                  On January 7, 2004, the Company repurchased and cancelled 75,000 shares of its common stock previously issued to Auschina Investment Company. The common stock was repurchased for $1.25 per share.

                  On January 22, 2004, the Company repurchased and cancelled 26,114 shares of its common stock previously issued to Peter Janssen. The common stock was repurchased for $1.25 per share.


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


                                LOTTERY & WAGERING SOLUTIONS INC.



Dated:  February 11, 2004       By:  /s/ Dallas R. Dempster
                                     -----------------------------------------
                                         Dallas R. Dempster
                                         Chief Executive Officer and President


                                By:  /s/ Miles R. Greenberg
                                     -----------------------------------------
                                         Miles R. Greenberg
                                         Chief Financial Officer