Form 10QSB
period 2004-03-31
LOTTERY & WAGERING SOLUTIONS INC
filed 2004-05-14
CIK 1026671

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                  -------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

                           Commission File No. 0-22191

                        LOTTERY & WAGERING SOLUTIONS INC.
    -----------------------------------------------------------------------
             (Exact Name of Registrant as specified in its Charter)

              DELAWARE                                       65-0675901
    ------------------------------                     ----------------------
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

         State the number of shares outstanding of the issuer's common stock, as of the latest practicable date.

                   Class                             Outstanding at May12, 2004
                ----------                           --------------------------
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

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2003
         and March 31, 2004 (unaudited).......................................1

CondensedConsolidated Statements of Operations for the Three and Nine
         Months ended March 31, 2004 (unaudited) and the Three and
         Nine Months ended March 31, 2003 (unaudited).........................2

Condensed Consolidated Statements of Cash Flows for the Three and Nine
         Months ended March 31, 2004 (unaudited) and the Three and
         Nine Months ended March 31, 2003 (unaudited).........................3

Notes to Condensed Consolidated Financial Statements..........................4

Item 2.       Management's Discussion and Analysis or
              Plan of Operation..............................................12

Item 3.       Controls and Procedures........................................15

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings..............................................16

Item 5.       Other Information .............................................16

Item 6.       Exhibits and Reports on Form 8-K...............................16

SIGNATURES ..................................................................17

                          PART I. FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                        LOTTERY & WAGERING SOLUTIONS INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS




                                                                 June 30,               March 31,
ASSETS                                                             2003                   2004
------                                                       -----------------      ------------------
                                                                                       (Unaudited)
CURRENT ASSETS:
Cash and cash equivalents                                    $      3,521,418       $       2,632,036
Prepaid and other current assets                                       67,554                 150,066
                                                             -----------------      ------------------
     Total current assets                                           3,588,972               2,782,102

Sakhalin development costs                                          1,000,000               1,000,000
Investment in PLC                                                   1,271,472               1,271,472
Property, equipment and leasehold improvements, net                 3,429,045               2,923,326
Suriname gaming license and other assets                              220,300                 245,300
                                                             -----------------      ------------------

     TOTAL                                                   $    9,509,789         $       8,222,200
                                                             =================      ==================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses                        $      1,224,060       $         929,704
Income tax payable                                                    556,884                 539,296
Notes payable                                                         515,900                 515,900
Dividend payable                                                      753,173               1,515,036
                                                             -----------------      ------------------
    Total current liabilities                                       3,050,017               3,499,936
                                                             -----------------      ------------------

                                                             -----------------      ------------------
Minority interest in consolidated subsidiary                        2,564,734               2,644,280
                                                             -----------------      ------------------


STOCKHOLDERS' EQUITY:
Preferred stock, par value $.01, 5,000,000 shares
     authorized, no shares issued and outstanding
Common stock, par value $.001; 50,000,000 shares
     authorized; 1,110,277 shares
     and 905,996 shares issued and
     outstanding at June 30, 2003 and March 31, 2004,
     respectively                                                       1,110                     906
Additional paid-in capital                                         47,933,177              47,690,489
Accumulated deficit                                              (44,039,249)            (45,613,410)
                                                             -----------------      ------------------
     Total stockholders' equity                                     3,895,038               2,077,985
                                                             -----------------      ------------------

     TOTAL                                                         $9,509,789              $8,222,200
                                                             =================      ==================



See notes to condensed consolidated financial statements.

                        LOTTERY & WAGERING SOLUTIONS INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                       For the           For the             For the               For the
                                                        Three             Three               Nine                  Nine
                                                        Months            Months             Months                Months
                                                        Ended             Ended               Ended                 Ended
                                                       March 31,         March 31,           March 31,            March  31,
                                                         2003              2004                2003                  2004
                                                  ----------------    ----------------    ----------------    ----------------

REVENUES                                           $  1,682,285        $  1,459,034        $   5,293,933          $3,699,899

OPERATING EXPENSES:
Marketing, general and administrative                 1,619,445           1,370,938            4,505,343           4,434,645
                                                  ----------------    ----------------    ----------------    ----------------

INCOME (LOSS) FROM OPERATIONS                            62,840              88,096              788,590            (734,746)

OTHER INCOME (EXPENSE):
Interest (net)                                            2,442                 300                 (775)              1,991
                                                  ----------------    ----------------    ----------------    ----------------
    Total other income (expense)                          2,442                 300                 (775)              1,991
                                                  ----------------    ----------------    ----------------    ----------------

Foreign income taxes                                   (111,118)                                (603,259)
                                                  ----------------    ----------------    ----------------    ----------------

NET INCOME (LOSS) BEFORE                                (45,836)             88,396              184,556            (732,755)
    MINORITY INTEREST

Minority interest                                       (90,648)           (173,851)            (492,132)            (79,544)
                                                  ----------------    ----------------    ----------------    ----------------

NET LOSS                                            $  (136,484)          $ (85,455)           $(307,576)         $ (812,299)
                                                  ================    ================    ================    ================

NET LOSS PER SHARE OF
    COMMON STOCK:
      Basic and diluted                            $     (0.12)        $     (0.09)            $  (0.25)      $       (0.80)
                                                  ================    ================    ================    ================


WEIGHTED AVERAGE NUMBER
    OF COMMON SHARES AND
    COMMON SHARE
    EQUIVALENTS OUTSTANDING
      Basic and diluted                               1,112,985             918,079            1,217,775           1,014,347
                                                  ================    ================    ================    ================



See notes to condensed consolidated financial statements.

                        LOTTERY & WAGERING SOLUTIONS INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                  For the           For the            For the          For the
                                                                   Three             Three               Nine             Nine
                                                                   Months            Months             Months           Months
                                                                   Ended             Ended               Ended            Ended
                                                                  March 31,         March 31,           March 31,       March  31,
                                                                    2003             2004                2003             2004
                                                               -------------     --------------     --------------    --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                        ($136,484)        $  (85,455)         ($307,576)     $   (812,299)
Adjustments:
  Depreciation and amortization                                   200,830            134,938            584,000           528,733
   Minority interest                                               90,648            173,851            492,132            79,544
   Compensation paid with common stock                                                                  112,500
  Changes in current assets and current liabilities:
     Prepaid and other current assets                             135,811            105,917             (4,646)          (82,512)
     Accounts payable, accrued expenses and                        52,209            (52,843)           262,857          (311,942)
          income tax payable
                                                             -------------     --------------     --------------    --------------

Net cash provided by (used in) operating activities               343,014            276,408          1,139,267          (598,476)
                                                             -------------     --------------     --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, equipment and leasehold improvements                    (78,253)              (943)          (191,772)          (23,013)
Project development costs and other assets                                                              (50,000)          (25,000)
Deposit on Vietnam gaming license                                                                                        (250,000)
Refund of Vietnam gaming license deposit                                             250,000                              250,000
Funds used for notes receivable and advances                     (110,143)                             (250,143)
                                                             -------------     --------------     --------------    --------------

Net cash provided by (used in) investing activities              (188,396)           249,057           (491,915)          (48,013)
                                                             -------------     --------------     --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Investor deposits                                                                                       (30,000)
Repurchase of common stock                                         (3,432)          (126,393)          (390,126)         (242,893)
                                                             -------------     --------------     --------------    --------------

Net cash used in financing activities                              (3,432)          (126,393)          (420,126)         (242,893)
                                                             -------------     --------------     --------------    --------------
                                                                  151,186            399,073            227,226          (889,382)
NET INCREASE IN CASH
    AND CASH EQUIVALENTS

CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD                                         2,041,102          2,232,963          1,965,062         3,521,418
                                                             -------------     --------------     --------------    --------------

CASH AND CASH EQUIVALENTS,
    END OF PERIOD                                               $2,192,288     $   2,632,036         $2,192,288      $  2,632,036
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

                        LOTTERY & WAGERING SOLUTIONS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(NOTE A) BASIS OF PRESENTATION AND THE COMPANY:

         Lottery & Wagering Solutions Inc. ("LWSI") was incorporated on March 6, 1996 and has adopted a fiscal year ending June 30. The accompanying unaudited condensed consolidated financial statements include the accounts of LWSI, its subsidiaries and joint venture (collectively, the "Company"). Intercompany transactions and balances have been eliminated in consolidation. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and nine month periods ended March 31, 2004 are not necessarily indicative of the results that may be expected for any future interim periods or the year ending June 30, 2004.

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

          Since March 1999 the Suriname casino, owned by Suriname Leisure Company A.V.V. ("SLC"), an Aruba joint venture entity 50% owned by the Company, has been operating in permanent quarters in the hotel where previously SLC maintained temporary facilities for its casino operation. The Company's 100% owned Delaware subsidiary, Dorsett Hotel & Resorts, Inc. ("Dorsett") manages the casino. The Company's Suriname casino occupies two leased floors totaling approximately 20,000 square feet in the Plaza Hotel, which is a downtown hotel in the capital city of Paramaribo. The casino has approximately 15 gaming tables, 181 slot machines and a 50-seat restaurant. There are other casinos in Paramaribo, the capital city, a number of which currently compete with the Company for the same local gaming clientele.

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

         If the Company relocates the Suriname Casino to a different location, it will have to design and set up infrastructure, incur additional relocation costs associated with removal, transportation and installation of equipment, leasehold improvements, advertising and all other costs associated with relocation and statutory costs associated with the set up of operations at a new location. In addition, there is the potential for a full or partial impairment, depending on the outcome of the court proceedings, of the leasehold improvements in SLC, which have a net book value of approximately $2,852,000 at March 31, 2004.

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

         Approximately $1,000,000 expended in connection with obtaining the original lease agreement and demolition costs remains on the Company's consolidated balance sheet at March 31, 2004. The Company is continuing to explore alternatives for the sale or other disposition of its remaining interests in the Sakhalin Project.

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

         On November 28, 2003, the Board of Directors of the Company authorized the grant of options to acquire from the Company up to 10% or 796,260 of the PLC shares which the Company acquired from PLC, as an incentive to each of its directors and officers (Messrs. Dallas Dempster, James Stanton and Miles Greenberg). Such options may be exercised by the grantees at any time, at an exercise price equal to the Company's cost of such shares, CDN$.30 per share. The options will expire November 28, 2006. Mr. Dempster received options for 398,130 of such shares and Messrs. Stanton and Greenberg each received 199,065.

         The Company has been investigating the desirability of participating in the development and operation of a casino in Vietnam, and actively seeking a casino license to conduct such operations. On September 16, 2003, the Company posted a refundable deposit of $250,000 with an agency of the Vietnamese government as a demonstration of its interest in negotiating an acceptable agreement for the casino license. In March 2004, the deposit was returned to the Company less $32,000 of professional and other costs incurred by the Vietnamese government in pursuing the transaction. Although the Company requested the return of its original deposit, it intends to continue investigating opportunities for the development and operation of a casino in Vietnam.


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

         Cash and Cash Equivalents - The Company considers investments with original maturities of three months or less at the time of purchase to be cash equivalents. At times, cash balances in the Company's bank accounts in the United States may exceed federally insured limits. Uninsured amounts in cash at March 31, 2004 include (i) $1,057,000 deposited in a U.S. bank investment account under a repurchase agreement fully collateralized by highly rated securities held by the bank and (ii) $146,000 deposited in a national government owned bank in Suriname.

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

         If the Company relocates the Suriname Casino to a different location, it will have to design and set up infrastructure, incur additional relocation costs associated with removal, transportation and installation of equipment, leasehold improvements, advertising and all other costs associated with relocation and statutory costs associated with the set up of operations at a new location. In addition, there is the potential for a full or partial impairment, depending on the outcome of the court proceedings, of the leasehold improvements in SLC, which have a net book value of approximately $2,852,000 at March 31, 2004.

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

RESULTS OF OPERATIONS

                 Comparison of Three Months Ended March 31, 2004
                      to Three Months Ended March 31, 2003

         Net Loss. The Company incurred a net loss of $85,455, or $0.09 per share, for the three months ended March 31, 2004, as compared to a net loss of $136,484, or $0.12 per share, for the three months ended March 31, 2003. The decrease in net loss during the current year's period resulted from various factors as described below.

         Revenues. During the three months ended March 31, 2004, the Company had revenues of $1,459,034 generated from its Suriname casino operations. For the three months ended March 31, 2003, the Company recorded revenues of $1,682,285 generated by the Suriname casino. The 13% decrease in revenues during the current period resulted primarily from increased competition from new casino openings in Paramaribo during the Company's current fiscal year.

         Marketing, General and Administrative Expenses. Marketing, general and administrative expenses were $1,370,938 for the three months ended March 31, 2004 consisting primarily of $999,125 related to operating expenses of the Suriname casino and $371,813 for general corporate overhead. Marketing, general and administrative expenses were $1,619,445 for the three months ended March 31, 2003 consisting primarily of $1,258,328 related to operating expenses of the Suriname casino and $361,117 for general corporate overhead. The Suriname casino's current period operating expenses decreased by $259,203 or 21% as a result of reductions in marketing, payroll and other general expenses of the casino in reaction to the lower revenues currently being generated by the casino. General corporate overhead, including the cost of maintaining the Sakhalin office and property, remained in line with prior year expenses.

         Minority Interest. The Company has management control of the Suriname casino joint venture company in which it owns a 50% equity interest. As such, the Suriname casino's operations are consolidated with those of the Company and a minority interest is recorded for the 50% interest held by the Company's joint venture partner. During the three months ended March 31, 2004, the joint venture company generated net after tax income of $347,702 after deduction for management fees earned by the Company and eliminated in consolidation. As a result, the Company recorded a minority interest equal to 50% of such amount or $173,851. For the three months ended March 31, 2003, SLC generated net after tax income of $181,296 after deduction for management fees earned by the Company and eliminated in consolidation. As a result, a minority interest equal to 50% of such amount or $90,648 was recorded by the Company.

         Foreign Income Taxes. During the three months ended March 31, 2003, SLC accrued for income taxes of $111,118, payable to the Government based on a tax rate of 50% of the estimated net taxable income pursuant to the Suriname Hazard Games Act 1962. During the three months ended March 31, 2004, SLC did not accrue for any additional income taxes as the Company believes that the current income tax accrual recorded on its books is sufficient to cover the Company's tax liability to the Suriname government.

                 Comparison of Nine Months Ended March 31, 2004
                       to Nine Months Ended March 31, 2003

         Net Loss. The Company incurred a net loss of $812,299, or $0.80 per share, for the nine months ended March 31, 2004, as compared to a net loss of $307,576, or $0.25 per share, for the nine months ended March 31, 2003. The greater loss during the current year's period resulted primarily from significantly reduced revenues and operating income at the Suriname casino as described below.

         Revenues. For the nine months ended March 31, 2004, the Company had revenues of $3,699,899 from the operations of the Suriname casino compared to $5,293,933 for the nine months ended March 31, 2003. As described hereinabove, SLC is engaged in litigation with the new owner of the Suriname Plaza Hotel where the casino is located. Management believes that the 30% decrease in revenues during the current year's period resulted primarily from increased competition from new casino openings, a weak economy, and from the harassment of casino customers and other disruptions apparently caused by guests of the Plaza hotel which have occurred since the acquisition of the hotel by its new owners. These disruptions together with the increased competition and the uncertainty of the eviction litigation have contributed to the lower attendance experienced by the Suriname casino during the nine months ended March 31, 2004.

         Marketing, General and Administrative Expenses. Marketing, general and administrative expenses were $4,434,645 for the nine months ended March 31, 2004 consisting primarily of $3,307,666 related to operating expenses of the Suriname casino and $1,126,979 for general corporate overhead. For the nine months ended March 31, 2003, marketing, general and administrative expenses were $4,505,343 consisting primarily of $3,247,756 related to operating expenses of the Suriname casino and $1,257,587 for general corporate overhead. The current period's Suriname casino operating expenses increased by approximately $60,000 or 2% primarily as a result of the new casino tax assessed on gaming equipment which commenced January 1, 2003. This tax amounted to $397,000 during the current year's period as compared to $137,000 in the prior year's period which included an expense for only the quarter ended March 31, 2003. The $260,000 increase in casino tax during the current year's period was significantly offset by reductions in marketing, payroll and other general expenses of the casino in reaction to the lower revenues currently being generated by the casino. General corporate overhead decreased during the current period by $130,608. Corporate overhead during the prior year's period included a bonus paid to the Company's Chief Executive Officer through the issuance of common stock of the Company valued at $112,500. No such bonus was paid during the current year's period.

         Minority Interest. The Company has management control of SLC in which it owns a 50% equity interest. As such, the casino's operations are consolidated with those of the Company and a minority interest is recorded for the 50% interest held by the Company's joint venture partner. During the nine months ended March 31, 2004, SLC generated net after tax income of $159,088 after deduction for management fees earned by the Company and eliminated in consolidation. As a result, a minority interest equal to 50% of such amount or $79,544 was recorded by the Company. For the nine months ended March 31, 2003, SLC generated net income of $984,264 after deduction for management fees earned by the Company and the Company recorded a minority interest equal to 50% of such amount, or $492,132.

         Foreign Income Taxes. During the nine months ended March 31, 2003, SLC accrued for income taxes of $603,259 payable to the Suriname Government based on a tax rate of 50% of the estimated net taxable income pursuant to the Suriname Hazard Games Act of 1962. During the nine months ended March 31, 2004, SLC did not accrue for any additional income taxes since the estimated taxable income of the Suriname casino during this period is insignificant and the Company believes that the current income tax accrual recorded on its books is sufficient to cover the Company's total tax liability to the Suriname government.

LIQUIDITY AND CAPITAL RESOURCES
         Since August 1999, the Company's almost sole recurring source of cash, exclusive of loans and securities sales, was the cash payments from SLC which is the joint venture entity that owns the Suriname casino. Cash payments from SLC to LWSI, Parbhoe or their affiliates are made by SLC, under the management control of Dorsett, the Company's subsidiary, according to a cash allocation priority established under the parties' Joint Venture Agreement. Such payments were initially allocated to management fees and the repayment of construction and other loans and interest. As of March 31, 2004, all loans have been repaid by SLC in full and all distributions are currently first used to pay management fees to Dorsett and then are to be distributed equally to the two venture partners. Significant disputes and litigation have arisen between Parbhoe and the Company and its affiliates, and a Suriname Court has held the lease agreement to be unenforceable by SLC, a decision which SLC is currently appealing. Such disputes and litigation, and the manner in which they are resolved, may materially adversely effect the cash flow of the Company.

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

         On March 31, 2004, the Company had approximately $2,632,000 in cash or cash equivalents on hand. The Company believes that it has adequate cash reserves for its operations for the next twelve months.

         Off-Balance Sheet Arrangements. The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.



ITEM 3.      CONTROLS AND PROCEDURES

         An evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13(a) - 15(e) and 15(d) - 15(e) ) as at the end of the fiscal quarter on March 31, 2004, show such controls and procedures to be adequate. No significant changes in such controls or other factors has occurred since the date of such evaluation.

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

         31.1 Certification of principal executive officer pursuant to Rule 15d-14(a).*

         31.2 Certification of principal financial officer pursuant to Rule 15d-14(a).*

         32.1     Certification of Chief Executive Officer pursuant to 18 U.S.C
                  Section 1350.*

         32.2     Certification of Chief Financial Officer pursuant to 18 U.S.C.
                  Section 1350.*

         *  Filed herewith


         (b)      Reports on Form 8-K:

         On March 2, 2004 the Registrant filed a current report on Form 8-K with respect to Item 4 thereof, "Changes in Registrant's Certifying Accountant".

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        LOTTERY & WAGERING SOLUTIONS INC.



Dated:  May 12, 2004            By:  /s/ Dallas R. Dempster
                                    ------------------------------------------
                                         Dallas R. Dempster
                                         Chief Executive Officer and President


                                By:  /s/ Miles R. Greenberg
                                    ------------------------------------------
                                         Miles R. Greenberg
                                         Chief Financial Officer