Form 10KSB
period 2004-06-30
LOTTERY & WAGERING SOLUTIONS INC
filed 2004-10-13
CIK 1026671

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------
                                   FORM 10-KSB

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                     For the Fiscal Year Ended June 30, 2004

                           COMMISSION FILE NO. 0-22191

                        LOTTERY & WAGERING SOLUTIONS INC.
                 (Name of Small Business Issuer in its Charter)

                 Delaware                                65-0675901
     (State or other Jurisdiction of          (IRS Employer Identification No.)
     Incorporation  or Organization)


         2250 N.W. 136 Avenue, Suite 103, Pembroke Pines, Florida 33028
               (Address of Principal Executive Offices) (Zip Code)


                                 (954) 885-0560
                (Issuer's Telephone Number, Including Area Code)


Securities registered under Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g)
of the Exchange Act:                             Common Stock, $0.001 par value
                                                               (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

The small business issuer's revenues for its most recent fiscal year are $5,134,888.

The aggregate market value of the issuer's common stock held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices, as of September 30, 2004 was $690,820.

The number of shares of the issuer's common stock outstanding at September 30, 2004 was 879,996.

Transitional Small Business Disclosure Format.   Yes __     No X

                                TABLE OF CONTENTS

                                     PART I
                                                                          PAGE
Item 1.    Description of Business ....................................    3
           Company Overview............................................    3
           Recent Financial History....................................    4
           Casino Operations...........................................    4
              Plaza Hotel..............................................    4
              Golden Tulip Casino Hotel Conference and Leisure Center..    5
           Sakhalin Project............................................    5
           Lottery & Gaming System Investment..........................    6
           Employees...................................................    6
Item 2.    Description of Property.....................................    7
Item 3.    Legal Proceedings...........................................    7
Item 4.    Submission of Matters to a Vote of Security Holders.........    8

                                     PART II

Item 5.    Market for Common Equity and Related Stockholder Matters....    8
           Equity Compensation Plan Information........................    9
Item 6.    Management's Discussion and Analysis or Plan of Operations..    9
           Results of Operations.......................................    9
           Liquidity and Capital Resources.............................    13
           Recent Accounting Statements and Pronouncements.............    14
           Risk Factors................................................    16
Item 7.    Financial Statements........................................    17
Item 8.    Changes in and Disagreements with Accountants On Accounting
             and Financial Disclosure..................................    17
Item 8A    Controls and Procedures.....................................    17

                                    PART III

Item 9.    Directors and Executive Officers of the Registrant..........    18
           Section 16(a) Beneficial Ownership Reporting Compliance.....    19
           Code of Ethics..............................................    19
           Audit Committee.............................................    19
Item 10.   Executive Compensation......................................    20
           Summary Compensation Table..................................    20
           Option SAR/Grants for the Twelve Months Ended
               June 30, 2003...........................................    21
           Aggregated Option/SAR ......................................    21
           Directors Compensation......................................    21
           Identification of Directors.................................    22
Item 11.   Security Ownership of Certain Beneficial Owners and
               Management and Related Stockholder Matters..............    22





Item 12.   Certain Relationships and Related Transactions..............    23
Item 13.   Exhibits and Reports on Form 8-K............................    24
Item 14.   Principal Accountant Fees and Services......................    26
       .   Signatures..................................................    27

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

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS
                                COMPANY OVERVIEW

         Lottery & Wagering Solutions Inc. ("LWSI") was incorporated under the laws of the State of Delaware on March 6, 1996 as Conserver Corporation of America, changed its name on December 2, 1997 to CCA Companies Incorporated, and on October 1, 2001 changed its name to its present name. The current active business of LWSI (with its subsidiaries, the "Company") is the operation of a gaming casino in Suriname 50% owned by the Company, and the organization, implementation and operation of an additional casino in Suriname recently leased to a wholly owned subsidiary of the Company. The Company is also pursuing the sale of property initially acquired by it for the development of a casino and hotel project in Sakhalin in the Russian Federation on an island north of Japan (the "Sakhalin Project"). In addition, in May 2001, the Company entered into a contract under which, subject to significant pre-acquisition conditions, the Company was to acquire an entity which held a lottery gaming system contract which granted to it the exclusive right to provide an on-line lottery and sports betting system in Ho Chi Minh City and the Southern Provinces of Vietnam. In April 2003, the Company restructured its investment in this project by exchanging its interests therein for shares and securities of Pacific Lottery Corporation ("PLC"), a Canadian company whose shares are traded on the Canadian Venture Exchange, and which has undertaken to pursue the development of the lottery system in Vietnam. See "Lottery and Gaming System Investment" herein.

         Since 1998, the Suriname casino, owned by Suriname Leisure Company A.V.V. ("SLC"), an Aruba joint venture entity 50% owned by the Company, and 50% owned by Parbhoe Handelmij NV ("Parbhoe") has been operating in the Plaza Hotel in Paramaribo, the Capital of Suriname. The Company's 100% owned Delaware subsidiary, Dorsett Hotel & Resorts, Inc. ("Dorsett") manages the casino. Substantially all of the Company's revenues are derived from these operations.

         On July 30, 2003, the Subdistrict Court of Suriname issued an order evicting SLC from such quarters finding that Parbhoe, the lessor, did not have the legal right to grant the lease under which SLC was occupying such premises. The order of eviction was appealed and was temporarily stayed pending such appeal. On July 16, 2004, the Court of Justice, the Suriname appellate court, annulled the order of eviction holding that such an order could not be granted without a full hearing. In August 2004, a new summary eviction proceeding was commenced against SLC in which the plaintiff alleged that a new Suriname regulation requiring the holder of a gaming license to commence operating in six months required it to take possession of the Plaza Hotel and therefore justified consideration of an eviction order in a summary proceeding. A decision on that proceeding is expected to be rendered imminently. See "Casino Operations" and "Legal Proceedings".

         Despite numerous discussions and several agreements, the Company was not able to obtain the necessary financing to develop the Sakhalin Project. The Sakhalin Project involved plans to develop a hotel/casino complex on a ten-acre site in the center of the City of Yuzhno-Sakhalinsk. In April, 2003, the Company transferred one half of its leasehold rights in the Sakhalin Project to a third party for $1,300,000 (See "Sakhalin Project"). The Company continues to seek a purchaser for the remainder of its interests in the Sakhalin Project.

RECENT FINANCIAL HISTORY

         During the years ended June 30, 2004 and June 30, 2003, the Company had revenues of approximately $5,135,000 and $7,236,000, respectively, all from the Suriname casino operations.

         Since August 1999, the Company's primary recurring source of cash, exclusive of certain loans and securities sales, was the cash payments from SLC which is the joint venture entity that owns the Suriname casino.

         On October 1, 2001, all of the shares of the common stock of the Company were consolidated by a twenty-into-one reverse split. Unless otherwise stated, information concerning outstanding shares of common stock and prices thereof for periods prior to October 2001 has been adjusted to account for this share consolidation.

CASINO OPERATIONS

PLAZA HOTEL

         Dorsett and SLC are currently operating a casino in Paramaribo, Suriname. The Company's Suriname casino, part of a joint venture, occupies two leased floors totaling about 20,000 square feet in the Plaza Hotel, which is a downtown hotel in the capital city of Paramaribo. The Company began operations of its Suriname casino in October 1998 in temporary quarters. The permanent casino was completed and became operational in March 1999. The casino has approximately 15 gaming tables, 174 slot machines and a 50-seat restaurant. There are other casinos in Paramaribo, the capital city, many of which compete with SLC for the same local gaming clientele.

         The Suriname casino was constructed by the Company pursuant to an agreement with Parbhoe, the local company that owned the casino license and which became the 50% owner of the joint venture entity, SLC. SLC entered into the Suriname Casino Management Agreement in April 1998 for the Company, through Dorsett, to operate the Casino for fifteen years at a base fee equal to 3% of gross revenues calculated on an annual basis and payable monthly, plus an incentive fee of ten percent of gross operating profits, payable monthly. SLC entered into a lease agreement for the casino premises from Parbhoe, which represented to Dorsett that it was the hotel owner, for fifteen years beginning February 1998 for $200,000 per year, subject to locally based escalation. As set forth above, the Company was subject to an order of eviction from such premises which has been annulled on appeal. Prior to the issuance of the eviction order, the Company had been advised that the rent required by the lease exceeded the lawful rent permitted under the rent control laws of Suriname by approximately $13,500 per month and was seeking a refund of rent paid and a limitation on future rent.
                                       4

         Because of uncertainties caused by the order of eviction issued by the Suriname Court, the Company actively sought to establish its own casino operations at another location in Paramaribo. Through its subsidiaries the Company acquired a license to operate a casino in Suriname. Although the appellate decision ended the initial summary eviction proceeding, the plaintiff in August 2004, commenced a new summary eviction proceeding and, if it is unsuccessful in this new proceeding may commence a plenary proceeding seeking eviction if it chooses to do so. (See "Legal Proceedings").

GOLDEN TULIP CASINO, HOTEL CONFERENCE AND LEISURE CENTER

         On September 7, 2004, through a wholly owned Aruban entity created by the Company for such transaction, The Golden Tulip Leisure A.V.V., ("GTL") the Company entered into a five year agreement under which it leased additional premises in Paramaribo, Suriname, and obtained the use of certain gaming and other equipment on such premises. GTL also acquired the exclusive use, on behalf of the owner of the hotel, of the Full Gaming License and Food and Beverage License.

         The leased premises consist of the ground floor and first floor compromising approximately 15,000 square feet of the Golden Tulip Casino, Hotel Conference and Leisure Center, a six floor hotel. The premises are suitable for and are to be used by GTL for a slot casino area, a gaming area, and restaurant, bar and administrative and personnel areas. GTL is entitled to use the 173 slot machines and 7 gaming tables , kitchen equipment, and related paraphernalia located on the premises during the term.

         Under the contract and lease, GTL is obligated to pay US $40,000 per month, and has an option to extend the agreement for an additional five year term. LWSI has not guaranteed the obligations or performance of GTL under the contract and lease.

         The Company is in the process of undertaking a comprehensive review of the operations to be conducted at these premises and is currently undertaking maintenance and upgrading of mechanical equipment, software and hardware.

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

         In April 2003, SGTI entered into a series of agreements (dated as of March 20, 2003) under which it transferred one half of the leasehold rights held by SCC to a third party in return for payment of $1,300,000. Under these agreements, SCC transferred to the purchaser the sublease rights to approximately five acres of the property, and one half of the shares of SCC which it held. Consummation of the transactions were conditioned upon the registration by the purchaser of the Sublease of such five acres from the City of Yuzhno-Sakhalinsk which has now occurred. The purchaser has agreed to return to SGTI, for nominal consideration, the shares of SCC if it acquires a direct lease from the City for the portion of the property subject to the sublease. SGTI paid a fee of $200,000 to a consultant for assistance in connection with matters related to this transaction.

         Approximately $700,000 expended in connection with obtaining the original lease agreement and demolition costs remains on the Company's consolidated balance sheet at June 30, 2004.

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

         The acquisition of these securities gave the Company ownership of approximately 19.7% of the common shares of PLC (or 13.6% of such common shares following the conversion to common shares of the outstanding preferred shares), or 11.9% of the common shares on a fully diluted basis.

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

         EMPLOYEES

         As of June 30, 2004, the Company had 266 employees, including its 2 executive officers.

         ITEM 2.  DESCRIPTION OF PROPERTY

         The Company maintained its principal executive office at 8201 Peters Road, Suite 1000, Ft. Lauderdale, Florida 33324 through September 30, 2004. Effective October 1, 2004 the Company moved its executive offices to 2250 NW 136 Avenue, Suite 103, Pembroke Pines, Florida 33028 under a one year lease at the monthly rental of $850.

         The Company's Sakhalin Project is managed from a 450 square foot leased office in Sakhalin City pursuant to a one-year renewable lease. The monthly rental for the office is approximately $1,100.

         Mr. Dempster operates an office of the Company in London out of his residence for which the Company pays him $3500 per month.

         See "Casino Operations" above for a description of the Company's leased premises in Suriname, and "Legal Proceedings" for a description of issues involving its lease agreement at the Plaza Hotel.

         The Company believes its existing facilities will be adequate to meet current needs.

         ITEM 3.  LEGAL PROCEEDINGS

         On July 30, 2003, the Cantonal Court in Suriname issued an order evicting SLC from the premises it occupies in the Plaza Hotel and from which it conducted all of its casino operations. The Court ruled that Stichting Dim (Dim Foundation) ("Dim") the plaintiff in the eviction proceeding which took title to the Plaza Hotel through a mortgage foreclosure, was not bound by the 1998 casino lease between SLC and Parbhoe, as Parbhoe did not hold registered title to the premises. SLC appealed the decision, and on July 16, 2004, the Court of Justice in Suriname denied Dim's request and "annulled" the order of eviction. The Court of Justice determined that the Cantonal Court could not properly issue such an eviction order in a summary or "Kort Geding" proceeding because the consequences thereof could not be adequately considered by such Court, and that a full proceeding was necessary to properly determine the rights and interests of the parties. Neither party has commenced such a full proceeding, but either one may do so in the future. If a full proceeding is commenced, it is likely to take several years to be resolved by the Suriname Courts. The written decision of the Court of Justice has not yet been issued.

         In August 2004, Dim commenced a new summary proceeding again seeking eviction of SLC from the Plaza Hotel. Dim claims that a regulation requiring all holders of gaming licenses to start operations in six months, which became effective on August 20, 2004, justifies such a summary proceeding because Dim claims it may lose its license if it does not urgently obtain the whole building. In the opinion of Suriname counsel for SLC, based upon the considerations in the judgment rendered on July 16, 2004 by the Court of Justice, the chances of Dim winning this case are slim. A decision in this action may be rendered in October 2004.

         As there was no assurance that the appeal in the first summary proceeding case would be successful, the Company through its subsidiaries sought alternative locations in Paramaribo to relocate its casino operations. SLC has recently filed an action against Parbhoe seeking damages of US $694,000, incurred as a result of the eviction proceeding and related matters.

         In a series of cases in Suriname commencing in July 2001, Parbhoe initiated garnishment and other proceedings in the name of SLC against Dorsett and Mr. Clague, the General Manager, claiming that Dorsett was transferring SLC's money illegally, that Clague was not authorized to act as General Manager, and that Dorsett and Clague owe to SLC US $4,152,254. The garnishments were lifted in summary proceedings which are currently on appeal. The Company believes there is no substance to the claims. The Suriname attorneys for the Company are of the opinion that because Parbhoe was not authorized and had no right to initiate legal action in the name of SLC, SLC was not legally authorized to commence these proceedings, and that the cases are likely to be dismissed.

         SLC is engaged in other legal proceedings in Suriname in which SLC seeks to recover approximately $315,000 in rental payments which were made to Parbhoe. According to a decision of the district commissioner, rendered July 28, 2000, such payments were in excess of the maximum rentals permitted by law. In conformity with this decision, SLC thereafter paid Parbhoe a monthly rental of $3,200 rather than $16,700, the rent stipulated in the lease. SLC is also a party to a lawsuit against Parbhoe seeking from Parbhoe approximately $360,000 which SLC advanced for facilities and improvements to the hotel where the casino operates which were contractually the responsibility of Parbhoe. Parbhoe has counterclaimed in each of these proceedings seeking dissolution of the lease and alleging it is due payment of back rent in the amount of $484,000. Management of the Company is vigorously contesting these counterclaims.

         SLC is also involved in other routine litigation currently pending in Surname.

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted during the fourth quarter of the fiscal year ended June 30, 2004, to a vote of the security holders of the Company.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Price Range of Common Stock. The Company's Common Stock is traded on the OTC Bulletin Board or Pink Sheets of the National Quotation Service.

         The following sets forth, for the quarterly periods indicated, high and low per share closing price information for the Common Stock as reported on the OTC Bulletin Board, or pink sheets:

         For the Quarterly Periods Beginning July 1, 2002 and ending
June 30, 2004

                                            HIGH                LOW
July 1-Sept. 30, 2002                       $.81                $.35
Oct. 1-Dec. 31, 2002                        1.00                 .15
Jan. 1, 2002-March 31, 2003                 1.05                 .22
April 1-June 30, 2003                       1.35                 .61
July 1-Sept. 30, 2003                       1.30                 .80
Oct. 1-Dec. 31, 2003                        1.35                1.01
Jan. 1-March 31, 2004                       1.30                1.00
April 1-June 30, 2004                       1.10                 .70

         (The above prices reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions).

         Approximate Number of Security Holders. As of September 30, 2004 the Company had approximately 400 registered holders of record of its Common Stock.

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

         Sales of Unregistered Securities.  Not Applicable

         EQUITY COMPENSATION PLAN INFORMATION.

         The following table indicates certain information with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance:

                                                              Number of
                                                              securities
                                                              remaining
                   Number of                                  available for
                   Securities to be  Weighted-                future issuance
                   issued upon       average                  under equity
                   exercise of       exercise price           compensation
                   outstanding       of outstanding           plans (excluding
                   options,          options,                 securities
                   warrants and      warrants and             reflected in
                   rights            rights                   column (a))
-------------------------------------------------------------------------------
                     (a)                 (b)                       (c)
-------------------------------------------------------------------------------
Equity
compensation
plans approved      188,750              $ .50                   2,811,250
by security
holders
-------------------------------------------------------------------------------
Equity
compensation
plans not           103,333              $3.34                         __
approved by
security holders
-------------------------------------------------------------------------------
 Total              292,083              $1.51                   2,811,250
-------------------------------------------------------------------------------


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


             RESULTS OF OPERATIONS FOR THE YEAR ENDED JUNE 30, 2004 AS COMPARED WITH THE YEAR ENDED JUNE 30, 2003

         Net (Loss) Income. The Company generated a net loss of $1,039,607 or $1.05 per share for the year ended June 30, 2004 as compared to net income of $261,710 or $.22 per share during the year ended June 30, 2003. During the year ended June 30, 2003, net income included the recovery of a $840,329 reserve recorded during the 2002 fiscal year on advances related to the Vietnam lottery project. Excluding the recovery of this reserve, the results of the prior year generated a net loss of $578,619. The current period's net loss included a $300,000 reserve recorded on the Sakhalin property without which, the net loss would have been $739,607. Excluding the effects of the Sakhalin reserve and the recovery of advances, the net loss increased during the current year by $160,988 primarily due to the significantly reduced revenues and operating income at the Suriname casino as described below.

         Revenues. During the year ended June 30, 2004, the Company generated revenues of $5,134,888 attributable to its casino operations in Suriname. For the year ended June 30, 2003, the Company generated revenues of $7,235,667 from its Suriname casino. As described hereinabove, SLC has been engaged in litigation with the new owner of the Suriname Plaza Hotel where the casino is located. Management believes that the 29% decrease in revenues during the current year's period resulted primarily from increased competition from new casino openings and from the harassment of casino customers and other disruptions during the first half of the current fiscal year apparently caused by guests of the Plaza Hotel after the acquisition of the hotel by its new owners. These disruptions together with the increased competition and the uncertainty of the eviction litigation contributed to the lower attendance experienced by the Suriname casino during the current year.

         Marketing and Promotional Expenses. During the year ended June 30, 2004, marketing and promotional expenses were $411,886 as compared with $400,500 for the year ended June 30, 2003. The Company continued its many programs designed to increase activity and wagering at the Suriname casino in an effort to help offset declines in activity caused by increased competition from new casino openings and from the harassment of casino customers and other disruptions as described above.

         Salaries and Bonuses. Salaries and bonuses were $2,099,310 for the year ended June 30, 2004 as compared to $2,595,075 for the year ended June 30, 2003. The decrease of $495,765 or 19% in the current year is primarily due to (i) reductions in casino personnel and salaries in reaction to the lower revenues currently being generated by the casino, and (ii) non-cash compensation charges of $112,500 incurred during the prior year's period related to a bonus paid to the Company's Chief Executive Officer through the issuance of 150,000 shares of common stock of the Company valued at $.75 per share. No such charges were incurred during the current year.

         General and Administrative Expenses. General and administrative expenses were $3,104,943 for the year ended June 30, 2004 as compared to $3,421,029 for the year ended June 30, 2003. Included in the current year's expenses were $2,219,532 of operating expenses associated with the Company's Suriname casino and $885,411 for general corporate overhead including consulting, professional fees and travel. Included in the prior year's expenses were $2,259,131 of operating expenses associated with the Company's Suriname casino and $1,161,898 for general corporate overhead. Excluding the $238,713 increase in casino tax assessed on gaming equipment during the current year, the Suriname casino expenses decreased by $278,312 primarily due to reductions in general operating expenses of the casino in reaction to the lower revenues currently being generated by the casino. The casino tax assessed on gaming equipment commenced January 1, 2003 and amounted to $509,285 during the current year and $270,572 during the prior year which included only six-months of such tax. General corporate overhead decreased during the current period by $276,487 or 24% primarily due to (i) franchise, dividend and other taxes of approximately $110,000 accrued for during the prior year's period as compared to $17,000 during the current year, and (ii) decreased consulting fees, legal fees and other expenses.

         Reserve for Sakhalin Development Costs. As required by SFAS No. 144 regarding evaluation of assets for financial impairment, the Company charged to operations during the year ended June 30, 2004, $300,000 of the costs it had capitalized in connection with the Sakhalin project due to the uncertainty that a sale of its lease rights will be consummated and that the Company will be able to recover the $1,000,000 remaining capitalized costs on its balance sheet. The Company, based on recent negotiations with third parties and other factors, has reserved for $300,000 leaving a capitalized balance of $700,000 on its balance sheet which it believes will be recovered.

         Recovery on Advances to EMSI. As required by SFAS No. 114 regarding evaluation of advances for financial impairment, the Company charged to operations during fiscal 2002, $840,329 of the amounts it had advanced in connection with the Vietnam lottery project because of the then uncertainty that
(i) the EMSI Agreement would be consummated, and (ii) the Company would be able to recover the amounts it advanced for the Vietnam project, whether or not the EMSI Agreement was consummated. In April 2003, the Company restructured its investment in EMSI, and exchanged its interests therein into shares of PLC, as described above. As a result of this transaction, during the year ended June 30, 2003, the Company has recorded a recovery of the $840,329 reserve previously charged to operations. The Company has recorded the recovery of this reserve based upon the value of the PLC shares and warrants it received as payment on its advances.

         Foreign Exchange Fees. During the year ended June 30, 2003, the Central Bank in Suriname in September 2002 set the legal exchange rate of 2,800 Suriname Guilders to $1 U.S. dollar. As a result, revenues generated and expenses incurred from Guilders after this date by the Suriname casino were recorded by the Company in U.S. dollars based on this legal exchange rate. However, no Suriname banks or government agencies maintain or supply U.S. dollars for exchange and therefore the Suriname casino continued to exchange its Guilders for U.S. dollars at the local cambios as it had done in the past. As a result of the new legal limit placed on the exchange rate, cambios began charging fees to exchange currency at this rate. These fees in effect, represented the difference between the legal exchange rate and the actual market exchange rate and amounted to $384,596 during the prior year. No such fees were recorded during the current year as there were no significant fluctuations during such year between the market and legal exchange rates.

         Foreign Exchange Gain/Loss. During the year ended June 30,2004, a gain from foreign exchange amounted to $23,689 as compared with a loss of $41,174 for the year ended June 30, 2003. These gains and losses resulted from fluctuations in the currency translations experienced as a result of the Central Bank in Suriname in September 2002, setting a legal exchange rate of 2,800 Suriname Guilders to $1 U.S. dollar, and in January, 2004, setting a legal exchange rate of 2.8 Suriname Dollars to $1 U.S. Dollar.

         Minority Interest. The Company's Suriname casino joint venture began operations during the 1999 fiscal year. The Company controls the management of the joint venture company and has a 50% equity interest. The casino's operations are consolidated with those of the Company and a minority interest has been recorded for the current and prior fiscal year of $373,871 and $700,173 respectively, representing 50% of the net income generated by the casino.

         Foreign Income Taxes. Taxes due to the Suriname Government are based on a tax rate of 50% of the estimated net taxable income pursuant to the Suriname Hazard Games Act of 1962. During the year ended June 30, 2004, SLC recorded an income tax benefit of $89,544 related to its Suriname operations. During the year ended June 30, 2003, SLC recorded income tax expenses of $310,688 payable to the Suriname Government. The reduction in the current year's tax expense resulted primarily from the substantial decrease in the Suriname casino's pre-tax income during the current year and a $104,000 reversal in the current year of a prior years over accrual of income tax.

RESULTS OF OPERATIONS FOR THE YEAR ENDED JUNE 30, 2003
AS COMPARED WITH THE YEAR ENDED JUNE 30, 2002

         Net Income (Loss). The Company generated net income of $261,710 or $.22 per share for the year ended June 30, 2003 as compared to a loss of $604,511 or $.61 per share during the year ended June 30, 2002. The loss during the prior year was due to the reserve recorded on advances of $840,329 related to the Vietnam lottery project. Excluding such reserve, the Company's net results during the prior year generated net income of $235,818. During the current year period, the $840,329 reserve was recovered resulting in net income of $261,710. Excluding such recovery, current year results generated a net loss of $578,619. This reduction in net income during the current year (excluding the effects of the reserve and recovery of advances) resulted primarily from increased operating expenses and foreign exchange fees as more fully described below.

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

         Salaries and Bonuses. Salaries and bonuses were $2,595,075 for the year ended June 30, 2003 as compared to $2,183,546 for the year ended June 30, 2002. The increase of $411,529 or 19%, in the current year is primarily due to higher personnel costs at the Suriname casino together with non-cash compensation charges of $112,500 related to a bonus paid during the current year to the Company's Chief Executive Officer through the issuance of 150,000 shares of common stock of the Company valued at $.75 per share. No such charges were incurred during the prior year.

         General and Administrative Expenses. General and administrative expenses were $3,421,029 for the year ended June 30, 2003 as compared to $2,598,127 for the year ended June 30, 2002. Included in the current year's expenses were $2,259,131 of operating expenses associated with the Company's Suriname casino and $1,161,898 for general corporate overhead including consulting, professional fees and travel. Included in the prior year's expenses were $1,674,526 of operating expenses associated with the Company's Suriname casino and $923,601 for general corporate overhead. The current period's Suriname casino operating expenses increased by $584,605 or 35% primarily due to costs associated with various programs initiated by the Company designed to increase activity and wagering at the Suriname casino in an effort to help offset declines in activity caused by Suriname currency devaluations and the weak economy, and the new casino tax assessed on gaming equipment which commenced January 1, 2003 and amounted to $270,572 during the current year. General corporate overhead increased during the current period by $238,297 or 26%, primarily due to franchise, dividend and other taxes of approximately $110,000, and increased professional and consulting fees and other expenses incurred related to the sublease of a portion of the Sakhalin property, and the restructuring of the Company's investment in the Vietnamese lottery project.

         Interest Expense. For the year ended June 30, 2003, interest expense amounted to $6,455 compared to $94,520 for the year ended June 30, 2002. The decrease during the current period was attributable to the reduction in the amount outstanding on loans made by the Company's Suriname joint venture partner during 1998 and 1999 for the completion of the construction of the Suriname casino.

         Reserve/Recovery on Advances to EMSI. As required by SFAS No. 114 regarding evaluation of advances for financial impairment, the Company charged to operations during fiscal 2002, $840,329 of the amounts it had advanced in connection with the Vietnam lottery project because of the then uncertainty that
(i) the EMSI Agreement would be consummated, and (ii) the Company would be able to recover the amounts it advanced for the Vietnam project, whether or not the EMSI Agreement was consummated. In April 2003, the Company restructured its investment in EMSI, and exchanged its interests therein into shares of PLC, as described above. As a result of this transaction, during the year ended June 30, 2003, the Company has recorded a recovery of the $840,329 reserve previously charged to operations. The Company has recorded the recovery of this reserve based upon the value of the PLC shares and warrants it received as payment on its advances.

         Foreign Exchange Fees. During the year ended June 30,2003, the Central bank in Suriname in September 2002 set the legal exchange rate of 2,800 Suriname Guilders to $1 U.S. dollar. As a result, revenues generated and expenses incurred from Guilders after this date by the Suriname casino were recorded by the Company in U.S. dollars based on this legal exchange rate. However, no Suriname banks or government agencies maintain or supply U.S. dollars for exchange and therefore the Suriname casino continued to exchange its Guilders for U.S. dollars at the local cambios as it had done in the past. As a result of the new legal limit placed on the exchange rate, cambios began charging fees to exchange currency at this rate. These fees in effect, represent the difference between the legal exchange rate and the actual market exchange rate. Such fees amounted to $348,596 during the current year.

         Foreign Exchange Loss. During the year ended June 30, 2003, the loss from foreign exchange amounted to $41,174 as compared with $80,595 for the year ended June 30, 2002. These losses resulted from fluctuations in the currency translations experienced prior to the Central Bank in Suriname in September 2002, setting a legal exchange rate of 2,800 Guilders to $1 U.S. dollar.

         Minority Interest. The Company's Suriname casino joint venture began operations during the 1999 fiscal year. The Company controls the management of the joint venture company and has a 50% equity interest. The casino's operations are consolidated with those of the Company and a minority interest has been recorded for the current and prior fiscal year of $700,173 and $880,133 respectively, representing 50% of the net income generated by the casino.

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

         LIQUIDITY AND CAPITAL RESOURCES.

         Since August 1999, the Company's almost sole recurring source of cash, exclusive of loans and securities sales, was the cash payments from SLC which is the joint venture entity that owns the Suriname casino. Cash payments from SLC to LWSI, Parbhoe or their affiliates are made by SLC, under the management control of Dorsett, the Company's subsidiary, according to a cash allocation priority established under the parties' Joint Venture Agreement. Such payments were initially allocated to management fees and the repayment of construction and other loans and interest. As of June 30, 2004, all loans have been repaid by SLC in full and all distributions are currently first used to pay management fees to Dorsett and then are to be distributed equally to the two venture partners. Significant disputes and litigation have arisen between Parbhoe and the Company and its affiliates, and a Suriname Court has held the lease agreement to be unenforceable by SLC, a decision which was annulled on appeal, but remains at issue in a new legal proceeding commenced in August 2004. Such disputes and litigation, and the manner in which they are resolved, may materially adversely effect the cash flow of the Company.

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

         On June 30, 2004, the Company had approximately $2,800,000 in cash or cash equivalents on hand. The current liabilities reflected on the balance sheet of the Company as of June 30, 2004 are approximately $3,500,000. Approximately $2,500,000 of such liabilities relates to amounts the Company has recorded as payable to Parbhoe. The Company believes it has significant offsets against these liabilities (see "Legal Proceedings, and Note 9 to the Financial Statements"), and that therefore it has adequate cash reserves for its operations for the next twelve months.

         Off-Balance Sheet Arrangements. The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

         RECENT ACCOUNTING STATEMENTS AND PRONOUNCEMENTS

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

         In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51", which addresses consolidation of variable interest entities. FIN 46 expands the criteria for consideration in determining whether a variable interest entity should be consolidated by a business entity, and requires existing unconsolidated variable interest entities (which include, but are not limited to, Special Purpose Entities, or (SPEs)) to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 is not expected to have a material effect on the Company's financial statements.

RISK FACTORS

         An investor should carefully consider the following risk factors and all other information contained herein before purchasing shares of common stock. Investing in our Company involves a high degree of risk and may result in the complete loss of your investment

The SLC Litigation May Have a Material Adverse Effect on Our Business

         Although as set forth under "Legal Proceedings" , the order evicting SLC from the Plaza Hotel issued by the lower Court in Suriname has been "annulled" by the Court of Justice, the plaintiff in that action has initiated a new action for eviction which may be decided imminently. While Suriname counsel is of the opinion that Dim's chances of success in this proceeding are "slim", if SLC is evicted in the new summary proceeding, the disruption to SLC's continued operations and to the Company's cash flow, as well as the costs to relocate and outfit a new casino, will create significant uncertainties. Furthermore, there is the potential for a full or partial impairment of the leasehold improvements in SLC which as of June 30, 2004, had a net book value of approximately $2,780,000. Even if this summary proceeding is dismissed, Dim may bring a plenary proceeding seeking eviction. The Company has been advised that the resolution of any such new action is likely to take several years before it is resolved. The uncertainty created by the pendency of such a proceeding may adversely impact the attendance at the casino and employee morale, and may provide incentives for increased competition, all of which may result in decreased revenues and cash flow, and the possibility of continued losses.

All of The Company's Operations are Now Conducted in Suriname and Are Subject to Extensive Regulations

         The Company now conducts virtually all of its operations in Suriname, and is therefore subject to increased risks and uncertainties which may result from political and economic conditions in Suriname and changes in gaming regulations and taxes affecting the casino business, as well as changes in regulations affecting exchange rates, and controls, judicial proceedings and other matters.

The Company is Engaged in Developing a New Casino Operation in Suriname

         The Company's wholly owned entity entered into an agreement on September 7, 2004, under which we anticipate operating an additional casino and restaurant in Paramaribo. Such operations are subject to all of the risks of a new business. The Company has no historical basis for projecting revenues, earnings, or the amount of investment required for the new operations. In addition, other casinos which recently opened in Paramaribo are likely to pose increased challenges and costs to the Company in attracting customers and trained personnel for the new casino.

Capital Resources

      The Company has suffered losses from its operations and has a working capital deficit (see "Liquidity and Capital Resources). If unanticipated losses or demands for capital are encountered, the Company may not have sufficient cash available, and additional funding through debt or equity financing may not be available, or if available, may not be available on economically reasonable terms.

ITEM 7.  FINANCIAL STATEMENTS

See pages F-1 through F-32 contained herein as part of this Form 10-KSB annual report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The accounting firm which was previously engaged as the principal accountant to audit the financial statements of the Company, Spear, Safer, Harmon & Co., has determined to withdraw from practicing before the Securities and Exchange Commission, and has accordingly resigned as the Company's accountant.

         No report on the financial statements of the Company for either of the last two years contained an adverse opinion or a disclaimer of opinion or was qualified or modified as to uncertainty, audit scope, or accounting principles.

         During the two most recent fiscal years of the Company, and the subsequent interim period, there were no disagreements with Spear, Safer, Harmon & Co. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Spear, Safer, Harmon & Co., would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

         Effective February 26, 2004, the Company engaged the firm of Berkovits, Lago & Company LLP as its new principal accountant to audit its financial statements. Prior to engaging Berkovits, Lago & Company LLP, neither the Company nor anyone on its behalf consulted such firm regarding (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements, or (ii) any matter that was the subject of a "disagreement" or a "reportable event" as those terms are described in Item 304 of Regulation S-K. The decision to retain new accountants was approved by the Board of Directors of the Company.

ITEM 8A. CONTROLS AND PROCEDURES.

         The management of the Company with the participation of the principal executive and financial officers of the Company have evaluated the disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)) of the Company as at June 30, 2004, and concluded that they are adequate.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

         The Board of Directors is divided into three classes. The terms of each class expire successively over a three-year period. At each annual meeting of stockholders, successors to directors whose terms expire at that meeting are to be elected for three-year terms. The directors and officers of the Company on June 30, 2004 are as follows:


Name                       Age          Position and Office Held
--------                   -----        ------------------------------

Dallas Dempster            62           President, Chief Executive Officer
                                        and Director

James V. Stanton           72           Vice Chairman of the Board of Directors

Miles R. Greenberg         47           Chief Financial Officer, Senior Vice
                                        President, Secretary and Director

CLASS A DIRECTOR

DALLAS DEMPSTER was elected to the Board and also elected President and Chief Executive Officer on July 20, 1998. Since its inception he has been one of the two executive directors of the entity developing the Sakhalin Project, and is a founder of that project. From 1985 to 1991 Mr. Dempster was the Chairman and Managing Director of Burswood Resort Complex, of which he was the founder. Burswood is the largest tourist destination resort development in Western Australia, costing $320 million, employing over 2,700 employees, and with revenues in excess of $400 million. Between 1983 and 1990 he was Chairman of the Rottenest Island Authority on behalf of the Western Australia government. Mr. Dempster was principal project director and/or owner of substantial other property development projects in Sydney and Perth, a member of the Airline Deregulation Committee, and a member of the Board of the Aboriginal Enterprise Company Limited. Mr. Dempster worked as an independent consultant since 1991 until joining the Company in July 1998.

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

         SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Under the provisions of Section 16(a) of the Exchange Act, the Company's officers, directors and 10% beneficial stockholders are required to file reports of their transactions in the Company's securities with the Commission. The Company believes that as of June 30, 2004, all of its directors and executive officers, were in compliance with all filing requirements applicable to them during the fiscal year ending June 30, 2004.

         CODE OF ETHICS

         The Board of Directors of the Company has adopted a Code of Ethics applicable to the directors and executive officers of the Company, a copy of which has been filed as an Exhibit to this Annual Report on Form 10-KSB.

         AUDIT COMMITTEE

         The Company does not have an audit committee financial expert. The Board of Directors acts as the audit committee of the Company.

ITEM 10.  EXECUTIVE COMPENSATION

         The following table sets forth the compensation awarded to, paid to, or earned by Mr. Dempster, the Company's President, and Chief Executive Officer and two others (all, "Named Executive Officers") during the period July 1, 2001 to June 30, 2004. No other executive officer of the Company serving as an executive officer on June 30, 2003, or since that date, received a total salary and bonus of $100,000 for the periods specified.


                                        SUMMARY COMPENSATION TABLE


                                                                                    Long Term Compensation
                                                                                     Awards                   Payouts
                                                                        Other      Restricted    Securities    LTIP     All other
Name and                                     Annual Compensation        Annual        Stock      Underlying    Payouts  Compensation
Principal Position           Year            Salary       Bonus      Compensation  Compensation Options/SAR's
                                              ($)          ($)            ($)          ($)           ($)         ($)        ($)
Dallas Dempster            July 1, 2003 to
President, Chief           June 30, 2004      $300,000
Executive Officer and      July 1, 2002 to
Director                   June 30, 2003      $300,000    $112,500(1)  (2)(3)
                           July 1, 2001
                           to June 30, 2002   $300,000

Miles R. Greenberg         July 1, 2003 to
Chief Financial            June 30, 2004      $150,000                    (3)
Officer, Senior Vice       July 1, 2002 to
President, Secretary       June 30, 2003      $150,000                                              25,000
and Director               July 1, 2001 to
                           June 30,2002       $140,000                                              25,000

David Hartley              July 1, 2002 to
President Casino           March 31, 2003     $112,500
Division (4)               July 1, 2001 to
                           June 30, 2002      $200,000

All figures are adjusted to reflect the twenty-into-one share consolidation in October 2001.

(1) A grant of 150,000 shares of common stock priced at $.75 per share was awarded to Dallas Dempster as a bonus during the year ended June 30, 2003 which shares are held in the name of Tilden Park Limited, for the benefit of Mr. Dempster's family.

(2) Does not include $31,500 paid to Mr. Dempster during fiscal 2004 for allocated rental payments for the London office located in his residence.

(3) Does not include the value of rights granted to Messrs. Dempster and Greenberg to acquire 398,130, and 199,065 shares of PLC common stock owned by the Company, respectively, for a purchase price of $.30 CDN per share, the cost to the Company of such shares. Such rights were granted to these individuals on November 28, 2003 at a time when the closing market price of the shares was $.22 CDN per share, and may be exercised at any time until November 28, 2006.

(4) Reflects amounts paid to Star Casinos Limited ("Star") for the personal services of Mr. Hartley provided by such entity. Beginning July 1, 2002, Mr. Hartley resigned his post as President of the Casino Division, but continued to act as a consultant to the Company until March 2003. Does not include $36,500 paid to Star by the Company in July 2003, for the repurchase by the Company of 36,500 shares of common stock previously issued to Star in payment of fees and a bonus for services rendered.

         The Company has no defined benefit plan, actuarial plan, pension plan or long-term incentive plan.

         OPTION/SAR GRANTS FOR THE TWELVE MONTHS ENDED JUNE 30, 2004


         The Company did not grant any options to purchase any stock of the Company to any of the executive officers of the Company during the last fiscal year.

             AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                            FY-END OPTION/SAR VALUES

         The following table sets forth information about the number and value of options held as of June 30, 2004 by each of the Company's executive officers named in the Summary Compensation Table, adjusted to reflect the twenty-into-one share consolidation in fiscal 2002.

                                                      Number of Securities       Value of Unexercised
                                                     Underlying Unexercised          In-the-Money
                           Shares                  Options at Fiscal Year End  Options at Year End($)(1)
                        Acquired on    Value       -----------------------------------------------------
                       Exercise (#)  Realized ($)  Exercisable  Unexercisable Exercisable  Unexercisable

Dallas Dempster            0               -       $   100,000                              $20,000
Miles R. Greenberg         0               -            53,750                               10,750

(1) Based on the per share closing price of the Company's Common Stock of $.70 on June 30, 2004, as reported on the OTC Bulletin Board.

         The Company's outstanding options at June 30, 2004 totaled 238,750. The Company uses the Black-Scholes option-pricing model to value options issued to non-employee directors and consultants. Other options issued are valued using APB 25 and FASB Interpretation 44. See Note 1 to the Consolidated Financial Statements included in this Form 10-KSB.

         DIRECTORS COMPENSATION

         Directors who are employees of the Company receive no additional compensation for their services rendered as directors. Mr. Stanton, a director, acts as a consultant to the Company for which he receives a fee of $5000 per month. In fiscal year 2004, Mr. Stanton also received a grant of options to purchase until November 28, 2006, 199,065 shares of PLC common stock owned by the Company at a price of $.30 CDN per share, which is the cost to the Company of such shares. All directors are reimbursed for reasonable expenses incurred in connection with their services rendered as directors.

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

         ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth information as of September 20, 2004, to the best of the Company's knowledge, about (i) each person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) known to the Company to be the beneficial owner of more than 5% of the Company's Common Stock, and (ii) as to each class of equity securities owned by the directors and named executive officers of the Company, and the directors and executive officers of the Company as a group. The percentage of shares outstanding is based on the Company's shares of Common Stock outstanding as of September 30, 2004, as adjusted in each case pursuant to Rule 13-3(d)1 under the Securities and Exchange Act of 1934. As of September 30, 2004, there were 879,996 shares of Common Stock outstanding.

                                                   TOTAL NUMBER OF SHARES    PERCENTAGE OF
NAME AND ADDRESS OF STOCKHOLDER                      BENEFICIALLY OWNED     VOTING SHARES*

Dallas Dempster (1) President, Director                    267,418             27.3%

James V. Stanton (2) Vice Chairman, Director               115,160             11.7%

Miles R. Greenberg-Senior Vice President-Finance,
Treasurer and Chief Financial Officer, Director (3)         53,750              5.8%

Danville Investment Pty Ltd
30 Irvine Street
Peppermint Grove, Western Australia                         74,053              8.4%

All executive officers and directors
      as a group (3 persons)                               436,329             38.2%

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

         ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In January 2000, Mr. Stanton provided a loan to the Company of $300,000, which the Company used to repay past due obligations. The loan bears interest at the bank prime rate to be calculated and billed monthly by the National City Bank of Cleveland, Ohio. The loan was to be repaid on December 31, 2000. Mr. Stanton also received warrants to purchase 25,000 shares of Common Stock at an exercise price of $5.00 per share exercisable on or before January 18, 2004. On October 18, 2000 the exercise price was reduced to $2.00 per share and further reduced to $.50 on October 16, 2002 and the option exercise dated was extended to January 18, 2006. After December 2000, the due date of the loan was extended and the balance of the loan was paid off in January 2002. (On January 25, 1999 Mr. Stanton converted all $75,000 principal and $1,600 of accrued unpaid interest on a $75,000 loan he had made to the Company in October 1998 into 153,200 shares at a conversion price of $10.00 per share.) Since August, 2002 Mr. Stanton has acted as a consultant to the Company on a month to month basis for which he receives a fee of $5,000 per month.

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

10.4 Employment Agreement between Charles H. Stein and the Company, effective as of June 13, 1997

10.5 Form of $5.00 Warrant Agreement dated August 1996 (incorporated herein by reference to the Company's Registration Statement on Form S-1 (File No. 333-16571))

10.6 Loan Agreement dated October 9, 1996 between the Company and Conserver Purchasing Corporation ("CPC"), as amended by Letter Agreement dated December 31, 1996 between the Company and CPC (incorporated herein by reference to the Company's Registration Statement on Form S-1 (File No. 333-16571), Amendment No. 2)

10.7 Form of Financial Consulting Agreement between Company and Underwriter (incorporated herein by reference to the Company's Registration Statement on Form S-1 (File No. 333-16571), Amendment No. 5)

10.8 Agreement dated as of August 12, 1997 by and among the Company, Sakhalin Trading and Investments Limited ("SGTI") and Sovereign Gaming and Leisure Limited ("Sovereign") (incorporated herein by reference to Exhibit 10.8 to the Company's Form 10-K for the fiscal year ended June 30, 1997)

10.9 Amendment dated as of August 12, 1997 by and among the Company, SGTI and Sovereign (incorporated herein by reference to Exhibit 10.9 to the Company's Form 10-K for the fiscal year ended June 30, 1997)

10.10 Development Services Agreement dated as of October 2, 1997 between the Company and Dato David Chiu (incorporated herein by reference to Exhibit 10.10 to the Company's Form 10-K for the fiscal year ended June 30, 1997)

10.11 Consulting Agreement effective as of August 14, 1997 between the Company and Star Casino Limited (incorporated herein by reference to Exhibit 10.11 to the Company's Form 10-K for the fiscal year ended June 30, 1997)

10.12 Proposed form Pledge Agreement by and among the Company, Brian J. Bryce, Jasmine Trustees, Ltd., Jay M. Haft and James V. Stanton (incorporated herein by reference to Exhibit 10.12 to the Company's Form 10-K for the fiscal year ended June 30, 1997)

10.13 Hotel Management Agreement dated as of October 2, 1997 between the Company and Dorsett Hotels and Resorts International Ltd. (incorporated herein by reference to Exhibit 10.13 to the Company's Form 10-K for the fiscal year ended June 30, 1997)

10.15 Heads of Agreement dated October 3, 1997 between the Company and Parbhoe's Handelmij N.V. (incorporated herein by reference to Exhibit
          10.15 to the Company's Form 10-K for the fiscal year ended June 30,
          1997)

10.16 Agreement of Ownership Structure in the Sakhalin Palace Resort Project dated as of June 25, 1999 between the Company, Arter Capital Ltd. And Valmet S.A. (filed herewith)

14.       Code of Ethics*

16.1 Letter regarding change in certifying accountant (incorporated herein by reference to the Company's Form 8-K dated December 18, 1997 and Form 8-K dated June 16, 1998)

16.2 Letter regarding change in certifying accountant (incorporated herein by reference to the Company's Form 8-K dated July 23, 1999 and Form 8-K dated October 13, 1999)

16.2 Letter regarding change of Accountants (incorporated herein by reference to the Company's Form 10-QSB dated February 26, 2004)

31.1      Certification of principal executive officer pursuant to Rule 15d-14.*

31.2      Certification of principal financial officer pursuant to Rule 15d-14.*

32.1      Certification of Chief Executive Officer pursuant to 18 U.S.C Section
          1350.*

32.2      Certification of Chief Financial Officer pursuant to 18 U.S.C. Section
          1350.*

*         Filed herewith.

         (b) No reports on Form 8-K were filed by the registrant during the last quarter of the fiscal year ended June 30, 2004. The registrant filed a report on Form 8-K in September, 2004 relating to a press release concerning an agreement under which the Company's wholly owned entity leased additional premises in Suriname for casino operations.

         ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

                  The following sets forth the aggregate fees billed for each of the last two fiscal years for various professional services rendered by the principal accountants of the Company:

Principal              Year          Audit     Audit Related   Tax     All Other
Accountants            Ended         Fees          Fees        Fees      Fees
-----------            -----        --------  --------------   ----    ---------
Berkovits, Lago
and Company, LLP  June 30, 2004     $76,500*        __          __         __

Spear, Safer,
Harmon & Co.      June 30, 2003     $98,000         __       $7,000        __

*Amounts billed through September 30, 2004.

         The Company has no audit committee. Such functions are undertaken by the Board of Directors.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         LOTTERY & WAGERING SOLUTIONS INC.

                                             /s/  Miles R. Greenberg
                                             -----------------------------
                                             Miles R. Greenberg
                                             Senior Vice President

Date: October 12, 2004

         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                      Title                                  Date
-----------                    ------                                 ------
s/ Dallas R. Dempster    Chief Executive Officer,
----------------------   Chief Operating Officer
Dallas R. Dempster       and President (Principal
                         Executive Officer), Director          October 12, 2004

s/James V. Stanton       Vice Chairman and Director            October 12, 2004
----------------------
James V. Stanton

s/Miles R. Greenberg     Chief Financial Officer and
----------------------   Director (Principal Financial
Miles R. Greenberg       Officer and Chief Accounting
                         Officer)                              October 12, 2004

               LOTTERY & WAGERING SOLUTIONS, INC. AND SUBSIDIARIES

                        F/K/A CCA COMPANIES INCORPORATED

                                    CONTENTS

                                                                                                   PAGE
Report of Independent Registered Public Accounting Firm............................................ F-2

Independent Auditors' Report....................................................................... F-3

Consolidated Balance Sheets as of June 30, 2004 and 2003............................................F-4

Consolidated Statements of Operations for the years ended June 30, 2004, 2003 and 2002............. F-5

Consolidated Statements of Stockholders' Equity for the years ended June 30, 2004, 2003 and 2002....F-6

Consolidated Statements of Cash Flows for the years ended June 30, 2004, 2003 and 2002............. F-9

Notes to Consolidated Financial Statements.........................................................F-11

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Lottery and Wagering Solutions, Inc and Subsidiaries
F/K/A CCA Companies, Incorporated
Pembroke Pines, Florida

We have audited the accompanying consolidated balance sheet of Lottery and Wagering Solutions, Inc and Subsidiaries, f/k/a CCA Companies Incorporated (the "Company") as of June 30, 2004, and the related consolidated statement of operations, stockholders' equity, and cash flows for the year ended June 30, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above presents fairly, in all material respects, the consolidated financial position of Lottery and Wagering Solutions, Inc and Subsidiaries f/k/a CCA Companies Incorporated (the "Company"), as of June 30, 2004, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

As discussed in note 10, the Company's subsidiary, Suriname Leisure Company, is facing a lawsuit for eviction, which if successful will require the company to vacate the premises they occupy in Suriname where a substantial portion of casino operations are conducted. The casino provides the company with the majority of its working capital. The company is presently seeking a favorable judgment in this case. There is no assurance that a favorable outcome will occur. The company's plans, should they be unsuccessful at defending this case, are discussed in Note 10. The consolidated financial statements do not included any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


/s/ Berkovits, Lago and Company, LLP

Fort Lauderdale, Florida
October 5, 2004

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To the Board of Directors and Stockholders of Lottery & Wagering Solutions, Inc. and Subsidiaries
F/K/A CCA Companies Incorporated
Fort Lauderdale, Florida

We have audited the accompanying consolidated balance sheets of Lottery & Wagering Solutions, Inc. and Subsidiaries, F/K/A CCA Companies Incorporated (a Delaware corporation) (the "Company") as of June 30, 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years ended June 30, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lottery & Wagering Solutions, Inc. and Subsidiaries, F/K/A CCA Companies Incorporated as of June 30, 2003, and the results of their operations and their cash flows for each of the years ended June 30, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 9 to the consolidated financial statements as of June 30, 2003 and 2002 and for each of the years ended June 30, 2003, 2002 and 2001, the Company's consolidated subsidiary, Suriname Leisure Company, received an order evicting them from the premises they occupy in Suriname where all casino operations are conducted. This casino provides the Company with the majority of its working capital. The Company is presently appealing the order and seeking an extension of a previously granted stay of the order of eviction. However, there is no assurance that an extension of the stay will be granted or that the appeal will be successful. The Company's plans are discussed in Note 9 to the consolidated financial statements as of June 30, 2003 and 2002 and for each of the years ended June 30, 2003, 2002 and 2001, should they be unsuccessful in the appeal process. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

SPEAR, SAFER, HARMON & CO.

Miami, Florida
October 3, 2003

               LOTTERY & WAGERING SOLUTIONS, INC. AND SUBSIDIARIES
                        F/K/A CCA COMPANIES INCORPORATED
                           Consolidated Balance Sheets
                             June 30, 2004 and 2003

                                   A S S E T S

                                                                   2004                      2003
                                                      -------------------------------------------
Current Assets:
   Cash and cash equivalents                          $       2,769,918        $        3,521,418
   Prepaid and other current assets                             166,616                    67,554
                                                      -----------------        ------------------

           Total Current Assets                               2,936,534                 3,588,972

Property, equipment and leasehold improvements, net           3,016,049                 3,429,045
Sakhalin development costs, net                                 700,000                 1,000,000
Investment in PLC                                             1,271,472                 1,271,472
Gaming license - Suriname                                       200,000                   200,000
Other assets                                                     20,300                    20,300
                                                      -----------------        ------------------

                                                      $       8,144,355        $        9,509,789
                                                      =================        ==================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued expenses              $         704,225        $          932,612
   Interest payable                                             291,448                   291,448
   Income tax payable                                           328,464                   556,884
   Note payable                                                 515,900                   515,900
   Dividend payable, minority interest                        1,690,492                   753,173
                                                      -----------------        ------------------

         Total Current Liabilities                            3,530,529                 3,050,017
                                                      -----------------        ------------------

Minority interest in consolidated subsidiary                  1,248,115                 1,811,561
                                                      -----------------        ------------------
Stockholders' equity:
   Preferred stock                                                   -                         -
   Common stock                                                     906                     1,110
   Additional paid-in capital                                47,690,488                47,933,177
   Accumulated deficit                                      (44,325,683)              (43,286,076)
                                                      -----------------        ------------------

         Total Stockholders' equity                           3,365,711                 4,648,211
                                                      -----------------        ------------------

                                                      $       8,144,355        $        9,509,789
                                                      =================        ==================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

               LOTTERY & WAGERING SOLUTIONS, INC. AND SUBSIDIARIES
                        F/K/A CCA COMPANIES INCORPORATED
                      Consolidated Statements of Operations
                    Years Ended June 30, 2004, 2003 and 2002

                                                       2004                    2003                    2002
                                            ------------------      ------------------       -----------------
Casino revenues                             $        5,134,888      $        7,235,667       $       7,113,988
                                            ------------------      ------------------       -----------------
Operating expenses:
   Marketing and promotional                           411,886                 400,500                 322,064
   Salaries and bonuses                              2,099,310               2,595,075               2,183,546
   General and administrative                        3,104,943               3,421,029               2,598,127
                                            ------------------      ------------------       -----------------
         Total operating expenses                    5,616,139               6,416,604               5,103,737
                                            ------------------      ------------------       -----------------
(Loss) Income from operations                         (481,251)                819,063               2,010,251
                                            ------------------      ------------------       -----------------

Other (expense) income:
   Recovery of reserve for advances to EMSI                  -                 840,329                       -
   Reserve for impairment of advances to EMSI                -                       -                (840,329)
   Reserve for impairment of Sakhalin
     development costs                                (300,000)                      -                       -
   Interest income                                       2,282                   9,404                  37,121
   Interest expense                                          -                  (6,455)                (94,520)
   Foreign exchange gains (losses)                      23,689                 (41,174)                (80,595)
   Foreign exchange fees                                     -                (348,596)                      -
                                            ------------------      ------------------       -----------------
         Total other (expense) income                 (274,029)                453,508                (978,323)
                                            ------------------      ------------------       -----------------
Foreign income tax benefit (expense)                    89,544                (310,688)               (756,306)
                                            ------------------      ------------------       -----------------
(Loss) Income from operations before
     Minority interest                                (665,736)                961,883                 275,622

Minority interest                                     (373,871)               (700,173)               (880,133)
                                            ------------------      ------------------       -----------------
Net (Loss) Income                           $       (1,039,607)     $          261,710       $        (604,511)
                                            ==================      ==================       ==================
Basic (loss) earnings  per share            $            (1.05)     $             0.22       $           (0.61)
                                            ==================      ==================       ==================
Diluted (loss) earnings  per share          $            (1.05)     $             0.18       $           (0.61)
                                            ==================      ==================       ==================
Weighted average number of common
  shares outstanding                                   987,407               1,189,872                 985,664
                                            ==================      ==================       ==================
Weighted average number of common
   shares outstanding - assuming dilution              987,407               1,461,122                 985,664
                                            ==================      ==================       ==================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

               LOTTERY & WAGERING SOLUTIONS, INC. AND SUBSIDIARIES
                        F/K/A CCA COMPANIES INCORPORATED
                 Consolidated Statements of Stockholders' Equity
                            Year Ended June 30, 2004

                                            Common Stock
                                            Par Value $.001
                                      ----------------------------
                                                                        Additional       Accumulated
                                         Shares         Amount        Paid-In Capital      Deficit           Total
                                      ------------------------------------------------------------------------------
Balance - June 30, 2003                 1,110,277      $1,110           $47,933,177     $(43,286,076)     $4,648,211

Repurchase of shares from Star
    Casinos Ltd.                         (36,500)         (36)              (36,464)               -         (36,500)
Repurchase of shares from Richard
    DeVries Professional Corporation     (66,667)         (67)              (79,933)               -         (80,000)
Repurchase of shares from Auschina
    Investment Co.                       (75,000)         (75)              (93,675)               -         (93,750)
Repurchase of shares from
    other investors                      (26,114)         (26)              (32,617)               -         (32,643)

Net loss for 2004                              -           -                     -        (1,039,607)     (1,039,607)
                               -------------------------------------------------------------------------------------

Balance - June 30, 2004                   905,996      $  906           $47,690,488     $(44,325,683)     $3,365,711
                                      ===========      ======           ===========     ============      ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

               LOTTERY & WAGERING SOLUTIONS, INC. AND SUBSIDIARIES
                        F/K/A CCA COMPANIES INCORPORATED
           Consolidated Statements of Stockholders' Equity (Continued)
                            Year Ended June 30, 2003

                                            Common Stock
                                            Par Value $.001
                                      ----------------------------
                                                                        Additional       Accumulated
                                         Shares         Amount        Paid-In Capital      Deficit           Total
                                      ------------------------------------------------------------------------------
Balance - June 30, 2002                 1,273,109      $1,273           $48,210,642    $(43,547,786)     $4,664,129

Issuance of common stock to
   Dempster's nominee as bonus
   at $0.75 per share                     150,000         150               112,350               -         112,500
Repurchase of shares from MSC              (4,450)         (5)               (9,340)              -          (9,345)
Repurchase of shares from the
    Four Private Investors               (300,000)       (300)             (374,700)              -        (375,000)
Repurchase of shares from
    other investors                        (8,382)         (8)               (5,775)              -          (5,783)

Net income for 2003                             -           -                     -         261,710         261,710
                               ------------------------------------------------------------------------------------

Balance - June 30, 2003                 1,110,277      $1,110           $47,933,177    $(43,286,076)     $4,648,211
                                      ===========      ======           ===========    ============      ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

               LOTTERY & WAGERING SOLUTIONS, INC. AND SUBSIDIARIES
                        F/K/A CCA COMPANIES INCORPORATED
           Consolidated Statements of Stockholders' Equity (Continued)
                            Year Ended June 30, 2002

                                            Common Stock
                                            Par Value $.001
                                      ----------------------------
                                                                        Additional       Accumulated
                                         Shares         Amount        Paid-In Capital      Deficit           Total
                                      ------------------------------------------------------------------------------
Balance - June 30, 2001                   907,002      $       907      $47,697,910      $(42,943,275)    $4,755,542
Cancellation of shares due to non-
 performance of obligation under
 the contract with FEC & EA               (18,893)             (19)              19                 -              -
Gain on cancellation of shares issued
    to FEC & EA                                 -                -          (18,900)                -        (18,900)
Sale of common stock at
    $2.00 per share                       225,000              225           327,046                -        327,271
Issuance of shares for private
    placement services                     50,000               50            72,677                -         72,727
Issuance of shares for services at
    $1.20 per share                       100,000              100           119,900                -        120,000
Issuance of shares to consultants
    for services                           10,000               10            11,990                -         12,000
Net loss for 2002                               -                -                 -         (604,511)      (604,511)
                               -------------------------------------------------------------------------------------
Balance - June 30, 2002                 1,273,109      $     1,273       $48,210,642     $(43,547,786)    $4,664,129
                                      ===========      ===========       ===========     ============     ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

               LOTTERY & WAGERING SOLUTIONS, INC. AND SUBSIDIARIES
                        F/K/A CCA COMPANIES INCORPORATED
                      Consolidated Statements of Cash Flows
                    Years Ended June 30, 2004, 2003 and 2002

                                                       2004          2003            2002
                                                   -----------     ----------    -----------
Cash flows from operating activities:
 Net (loss) income                                 $(1,039,607)    $  261,710    $  (604,511)
                                                   -----------     ----------    -----------
Adjustments to reconcile net (loss)
income to net cash (used in) provided
by operating activities:
     Minority interest                                 373,871        700,173        880,133
     Gain on cancellation of shares                          -              -        (18,900)
     Recovery of reserve for advances to EMSI                -       (840,329)             -
     Reserve for impairment of advances to EMSI              -              -        840,329
     Reserve for impairment of Sakhalin
        development costs                              300,000              -              -
     Depreciation and amortization                     479,120        755,476        755,562
     Loss on sale/disposal of assets                         -          5,174         35,461
     Bonus paid to Dempster by the issuance of
       common stock to Dempster's nominee                    -        112,500              -
     Consulting services provided for common stock           -              -        132,000
     Deferred income taxes                                   -              -       (287,884)
     Changes in current assets and liabilities:
       Prepaid expenses and other current assets       (99,062)        83,768        (81,607)
       Accounts payable, accrued expenses and
        interest payable                              (228,387)       277,742          4,994
       Income taxes payable                           (228,420)       (42,112)       436,996
                                                   -----------     ----------    -----------
         Total Adjustments                             597,122      1,052,392      2,697,084
                                                   -----------     ----------    -----------
Net cash (used in) provided by
   continuing operations                              (442,485)     1,314,102      2,092,573
Net cash used in discontinued operations                     -              -        (37,000)
                                                   -----------     ----------    -----------
Net cash (used in) provided by
   operating activities                               (442,485)     1,314,102      2,055,573
                                                   -----------     ----------    -----------

Cash flows from investing activities:
   Additions to property and equipment                 (66,122)      (196,475)       (40,409)
   Proceeds from sale of equipment                           -             -           1,360
   Proceeds from sale of rights to one half
     of the Sakhalin Project                                 -      1,300,000              -
   Commissions paid on sale of rights to
     one half of the Sakhalin Project                        -       (200,000)             -
   Payment for gaming license - Suriname                     -        (60,000)             -
   Costs incurred on behalf of and funds
     advanced to EMSI                                        -       (181,143)      (722,535)
                                                   -----------     ----------    -----------
Net cash (used in) provided by
    investing activities                               (66,122)       662,382       (761,584)
                                                   -----------     ----------    -----------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

               LOTTERY & WAGERING SOLUTIONS, INC. AND SUBSIDIARIES
                        F/K/A CCA COMPANIES INCORPORATED
                Consolidated Statements of Cash Flows (Continued)
                    Years Ended June 30, 2004, 2003 and 2002

                                                       2004              2003            2002
                                                    ----------       ----------       ----------
Cash flows from financing activities:
   Investor deposits refunded                       $        -         $(30,000)      $        -
   Proceeds from sale of common stock                        -                -          150,000
   Repurchase of shares from Star Casinos Ltd          (36,500)               -                -
   Repurchase of shares from Richard DeVries
     Professional Corp                                 (80,000)               -                -
   Repurchase of shares from Auschina Inv. Co.         (93,750)               -                -
   Repurchase of shares from Four Private
     Investors                                               -         (375,000)               -
   Repurchase of shares from other investors           (32,643)          (5,783)               -
   Repurchase of MSC shares                                  -           (9,345)               -
   Private placement fees                                    -                -          (50,000)
   Repayments of notes payable                               -                -         (130,800)
                                                    ----------       ----------       ----------
Net cash used in financing activities                 (242,893)        (420,128)         (30,800)
                                                    ----------       ----------       ----------
Net (decrease) increase in cash
   and cash equivalents                               (751,500)       1,556,356        1,263,189
Cash and cash equivalents, beginning of year         3,521,418        1,965,062          701,873
                                                    ----------       ----------       ----------
Cash and cash equivalents, end of year              $2,769,918       $3,521,418       $1,965,062
                                                  ============       ==========       ==========

Supplemental disclosures of cash flow information:
     Cash paid during the years for:
       Interest                                   $          -       $        -       $    7,014
       Foreign income taxes                            138,732          352,800          607,194
     Non-cash transactions:
       Conversion of the advances to EMSI
        into investment in PLC                               -        1,271,472                -
       Purchase of gaming licence                            -          200,000                -
       Portion of gaming licence deferred                    -         (140,000)               -
       Dividend declared, but not paid to
        minority interest partner                      937,319          753,173                -
       Issuance of common stock to consultants
        for services                                         -                -           12,000
       Issuance of common stock for services                 -                -          120,000
       Issuance of common stock for private
         placement fees                                      -                -           72,727
       Issuance of common stock against
         investors' deposit                                  -                -          300,000
       Gain on cancellations of shares issued to
         FEC and EA                                          -                -           18,900


              The accompanying notes are an integral part of these
                       consolidated financial statements.

               LOTTERY & WAGERING SOLUTIONS, INC. AND SUBSIDIARIES
                        F/K/A CCA COMPANIES INCORPORATED
                   Notes to Consolidated Financial Statements
                    Years Ended June 30, 2004, 2003 and 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         INCORPORATION AND NATURE OF OPERATIONS - Lottery & Wagering Solutions, Inc., ("LWSI") was incorporated under the laws of the State of Delaware on March 6, 1996 as Conserver Corporation of America and changed its name on December 2, 1997 to CCA Companies Incorporated. Subsequently, on October 1, 2001, the Company changed its name from "CCA Companies Incorporated" to "Lottery & Wagering Solutions, Inc.". The Company believes that the new name provides a more distinct and recognizable corporate identity that better reflects the Company's current and future plans.

         The Company's principal line of operation is to provide gaming services through the ownership and management of a casino in Suriname. The Company presently relies (except for occasional debt and equity offerings) on the working capital generated in Suriname to finance substantially all of its activities (see Notes 3 and 10).

         During 2003, the Company transferred one half of its rights in the land lease it acquired for developing and operating a casino and mountain resort project on Sakhalin Island and is attempting to sell its remaining rights (see Note 3).

         In addition, the Company has entered into various agreements for equity participation in an on-line lottery and sports betting operation in Vietnam (see Note 12).

         PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of LWSI and its subsidiaries (collectively, the "Company"). The subsidiaries are Suriname Leisure Company A.V.V. ("SLC"), based and operating in Suriname, and Dorsett Hotel & Resorts Inc. ("Dorsett"), based in the United States. Sakhalin General Trading and Investments Ltd. ("SGTI") is based in Cyprus and its subsidiary, Sakhalin City Center Ltd. ("SCC"), is based in the Russian Federation. Inter-company transactions and balances have been eliminated in consolidation.

         MINORITY INTEREST - SCC is currently generating losses and the minority shareholders are not obligated to fund these losses. Accordingly, the minority interest held in SCC is not reflected in the consolidated financial statements.

         The Company's Suriname casino joint venture began operations during the 1999 fiscal year. The Company controls the management of the joint venture company and has a 50% equity interest. The casino's operations are consolidated with those of the Company and a minority interest is recorded representing 50% of the net pre-tax income generated by the casino.

         CASINO REVENUE - Casino revenue is the net win from gaming activities, which is the difference between gaming wins and losses.

         CASH AND CASH EQUIVALENTS - The Company considers investments with original maturities of three months or less at the time of purchase to be cash equivalents. At times, cash balances in the Company's bank accounts in the United States may exceed federally insured limits. Uninsured amounts in cash at June 30, 2004 include (i) $1,019,000 deposited in a U.S. bank investment account under a repurchase agreement fully collateralized by highly rated securities held by the bank and (ii) $407,000 deposited in a national government owned bank in Suriname. (See Note 3 regarding risks in Suriname). The Company is required contractually to set aside 2% of the annual revenues of SLC in a segregated bank account to fund the cost of future tangible property replacements. At June 30, 2004, cash set aside for replacements net of expenditures amounted to approximately $124,000.

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

         FINANCIAL INSTRUMENTS - The carrying amounts of financial instruments including accounts payable, accrued expenses and notes payable approximate fair value.

         PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS - Property and equipment are recorded at cost. Depreciation and amortization is computed by the straight-line method based on the estimated useful lives (2 - 5 years) of the related assets. Leasehold improvements are amortized over the shorter of the life of the asset or the lease term.

         INVESTMENTS - The Company accounts for its investment in the common stock of Pacific Lottery Corporation("PLC") at cost. PLC is a development stage company and is traded on the Canadian Venture Exchange. As such, the Company does not recognize any increased value in its PLC shareholding based on the market price on the Canadian Venture Exchange.

         FOREIGN EXCHANGE FEES - During the year ended June 30, 2003, the Central bank in Suriname in September 2002 set the legal exchange rate of 2800 Suriname Guilders ("Guilders") to $1 U.S. dollar. In January 2004, the Suriname government changed its currency from the Suriname Guilder to the Suriname Dollar at a new exchange rate of 2.8 Suriname Dollars to $1 U.S. dollar. As a result, revenues generated and expenses incurred from Suriname Guilders and Dollars after September 2002 by the Suriname Casino were recorded by the Company in U.S. dollars based on this legal exchange rates. However, no Suriname banks or government agencies maintain or supply U.S. dollars for exchange and therefore the Suriname Casino continues to exchange its Suriname Guilders and Dollars for U.S. dollars at the local cambios as it has done in the past. As a result of the legal limit placed on the exchange rate, cambios began charging fees to exchange currency at the new legal exchange rate which in effect, represent the difference between the legal exchange rate and the actual market exchange rate. Such fees amounted to approximately $349,000 during the year ended June 30, 2003. During the current fiscal year, the market exchange rates in Suriname remained stable with the legal exchange rates and the Company did not record any foreign exchange fees.

         ADVERTISING COSTS - Costs incurred to produce marketing material or advertise are generally expensed when incurred. Advertising costs for the years ended June 30, 2004, 2003 and 2002 were approximately $7,000, $24,000 and $12,800, respectively.

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

         STOCKHOLDERS' EQUITY - The stockholders' equity consists of accumulated deficit, additional paid-in capital, preferred stock and common stock. In 2004 and 2003, the Company was authorized to issue 5,000,000 shares of preferred stock with a par value of $.01 per share. Specific powers, preferences, rights, qualifications, limitations and restrictions are to be designated by the Company's Board of Directors at the time of issuance. In 2004 and 2003, there were no shares of preferred stock issued. In 2004 and 2003, the Company was authorized to issue 50,000,000 shares of common stock with a par value of $.001 per share of common stock.

               LOTTERY & WAGERING SOLUTIONS, INC. AND SUBSIDIARIES
                        F/K/A CCA COMPANIES INCORPORATED
             Notes to Consolidated Financial Statements (Continued)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         As of June 30, 2004, after giving effect to the Share Consolidation, there were 905,996 common shares issued and as of June 30, 2003, there were 1,110,277 common shares issued. The number of common shares, warrants and options for all periods are presented retroactively and reflects stock splits and reverse splits effected by the Company.

         STOCK BASED COMPENSATION - The Company accounts for stock options issued to employees in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148,
          "Accounting for Stock-Based Compensation - Transition and Disclosure," which permits entities to continue to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and provide pro forma disclosures in its annual consolidated financial statements of the effect on net income
         (loss) and net earnings (loss) per share for employee stock option grants as if the fair value based method, as defined in SFAS No. 123 and 148, has been applied. The Company has elected to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures required by SFAS No. 123 and 148. Under APB Opinion No. 25, the Company recognizes no compensation expense related to employee stock options, as no options are granted at a price below the fair market value on the day of grant (See Note 11).

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

         The Company expenses costs as incurred on the Sakhalin project for routine operational expenses. The total expenditure recorded for the years ended June 30, 2004, 2003 and 2002 was approximately $255,000, $306,000 and $208,500, respectively. Additionally, the Company recorded a charge during the year ended June 30, 2004 of $300,000 representing an impairment reserve on the carrying amount of the Sakhalin project development costs recorded on the Company's balance sheet (See Note 3).

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

         During April 2003, the Company received shares of common stock of Pacific Lottery Corporation in full payment of the Advances. Accordingly, the Company during the year ended June 30, 2003, reversed the impairment reserve of approximately $840,000 (see Notes 3 and 12).

         EARNINGS PER SHARE - Basic net earnings (loss) per share of common stock is based on the weighted average number of common shares outstanding during each period. Diluted earnings (loss) per share of common stock are computed on the basis of the weighted average number of common shares and common shares equivalent

               LOTTERY & WAGERING SOLUTIONS, INC. AND SUBSIDIARIES
                        F/K/A CCA COMPANIES INCORPORATED
             Notes to Consolidated Financial Statements (Continued)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         securities outstanding. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts were exercised or converted into common stock. Due to their anti-dilutive effect, common share equivalents are not included in computing diluted earnings per share when either their exercise price exceeds their fair market value or when the Company has a net loss.

         Options amounting to 238,750 for the year ended June 30, 2004, 9,375 for the year ended June 30, 2003, and 192,125 for the year ended June 30, 2002 and warrants amounting to 53,333 for the year ended June 30, 2004, 32,083 for the year ended June 30, 2003, and 185,416 for the year ended June 30, 2002 have not been included in the computation of diluted earnings (loss) per share because of their anti-dilutive effect.

         The weighted average number of common shares outstanding for all periods presented retroactively reflects stock splits and reverse stock splits effected by the Company.

         FOREIGN CURRENCY TRANSLATION - The statutory currencies in the countries in which the Company's subsidiaries are based are the Cyprus Pound, the Russian Rouble, the United States Dollar, the Suriname Guilder and commencing January 2004, the Suriname Dollar. The reporting currency is the United States Dollar.

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

         RECLASSIFICATIONS - Certain prior year balances have been reclassified to conform to the 2004 presentation.

NOTE 2 - RECENT PRONOUNCEMENTS

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

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" which is effective for exit or disposal activities that are initiated after December 31, 2002. This

               LOTTERY & WAGERING SOLUTIONS, INC. AND SUBSIDIARIES
                        F/K/A CCA COMPANIES INCORPORATED
             Notes to Consolidated Financial Statements (Continued)

NOTE 2 - RECENT PRONOUNCEMENTS (CONTINUED)

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

NOTE 3 - LINES OF BUSINESS

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

         Based upon the terms in the Suriname Casino Agreement, in 1998, Parbhoe and SLC entered into a lease agreement (the "Casino Lease"). Pursuant to the Casino Lease, Parbhoe leased two floors to SLC for 15 years ending February 2013 (see Notes 1 and 9). The Suriname Casino currently occupies the two leased floors, totaling approximately 20,000 square feet, in the Plaza Hotel, which is in downtown Paramaribo. The Suriname Casino has approximately 15 gaming tables, 174 slot machines and a 50-seat restaurant.

               LOTTERY & WAGERING SOLUTIONS, INC. AND SUBSIDIARIES
                        F/K/A CCA COMPANIES INCORPORATED
             Notes to Consolidated Financial Statements (Continued)

NOTE 3 - LINES OF BUSINESS (CONTINUED)

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

         As of June 30, 1999, the Company had advanced approximately $4.6 million to SLC for this project, of which approximately $4.0 million was spent for property, equipment and leasehold improvements. The Company retained a lien and security interest in the property and equipment until the advance was paid back by SLC. Repayment was subject to certain restrictions based upon an obligation to repay a loan received from Parbhoe. In 2003, SLC repaid the balance of the loan and interest due to the Company.

         SAKHALIN ISLAND (RUSSIAN FEDERATION) CASINO AND RESORT

         The Company acquired rights and had secured property under a 101-year lease on a ten acre site to build and operate a hotel/casino resort. The site is located in the center of the City of Yuzhno-Sakhalinsk ("City") on Sakhalin Island (the "Sakhalin Project"). Sakhalin Island is a Russian territory located just north of Japan.

         The Sakhalin Project requires substantial financing to progress further. The Company began making efforts to market the plans, licenses and rights in order to recover the historic expenditures. In April 2003, SGTI entered into a series of agreements (dated as of March 20, 2003) under which it transferred one half of its leasehold rights in the Sakhalin Project to a third party for $1,300,000 (see Note 1). Under these agreements, SCC has subleased rights to approximately five acres of the property, and has transferred one half of the shares of SCC which it held. The purchaser has agreed to return to SGTI, for nominal consideration, the shares of SCC if it acquires a direct lease from the City for the portion of the property subject to the sublease. SGTI paid a fee of $200,000 to a consultant in connection with this transaction (See Note 8).

         The Company is currently negotiating with the party mentioned above along with other parties for the sale or transfer of its rights on the remaining five acre half of the Sakhalin property and is unable, at this time, to quantify what additional recoveries it will eventually attain. Upon evaluation of the remaining $1,000,000 capitalized costs on its consolidated balance sheet and taking into consideration the current negotiations for its remaining lease rights, the Company reserved for $300,000 thereby reducing the current cost capitalized on its consolidated balance sheet for the Sakhalin Project to $700,000.

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

NOTE 3 - LINES OF BUSINESS (CONTINUED)

         The Company also received from PLC a "finders option" upon the closing of the private placement to compensate the Company for assisting in bringing about the private placement. The finders option consists of common stock purchase warrants to purchase 1,400,000 additional common shares of PLC at $.30 CDN per share (exercisable over a twenty-four month period).

         The acquisition of these securities gave the Company ownership of approximately 19.7% of the common shares of PLC (or 13.6% of such common shares following the conversion to common shares of the outstanding preferred shares), or 11.9% of the common shares on a fully diluted basis.

NOTE 4 - CAPITAL STRUCTURE, PUBLIC OFFERINGS AND PRIVATE PLACEMENTS

         All of the following disclosures of issuances of the Company's stock have been adjusted for the reverse stock split (see Note 1).

         In September 1998, the Company issued 4,450 shares of common stock to Maritime Services Corporation ("MSC"), the building contractor for the Suriname Casino. These shares were issued at a price of $45.00 per share or $200,250, which MSC agreed to accept as consideration and payment towards its construction contract with SLC. In March 2002, the Company agreed to pay MSC $30,000 in agreed installments and to buy back the 4,450 shares of the Company's common stock held by MSC for an amount of $9,345 after the last installment was paid. At September 2002, all amounts had been paid and the shares that the Company bought back were cancelled (see Note 9).

         In January 2001, the Company issued 66,667 shares of common stock to Richard W. Devries, Professional Corporation, the attorney for EMSI, at a purchase price of $1.50 per share. In November 2003, these shares were purchased back by the Company for $1.20 each and thereafter cancelled.

         In July 2001, the Company cancelled all 12,500 shares previously issued but not delivered to FEC due to the non-performance of its obligations under its agreement with the Company (see Note 9).

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

         During the year ended June 30, 2002, the Company sold 150,000 shares of its common stock to four private investors (the "Four Private Investors") and another 75,000 shares to Auschina Investment Co. at $2.00 per share. In consideration for acting as a placement agent for the aforementioned sale of 225,000 shares, the Company paid $50,000 and issued 50,000 shares of its common stock in March 2002, to Australasian Capital Holdings Pty Limited ("ACH") and its nominees as private placement fees.

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

         In December 2002, the Company repurchased the 300,000 shares of its common stock issued and allotted to the Four Private Investors at $1.25 per share and in January 2004, the Company repurchased the 75,000 shares of its common stock issued to Auschina Investment Co. at $1.25 per share.

         In April 2002, the Company issued 10,000 shares of its common stock valued at $1.20 per share to a consultant, Michael Davis, for consulting services provided during the year.

         In November 2002, the Company issued 150,000 shares of its common stock at a fair market value of $0.75 per share to Mr. Dallas Dempster's ("Dempster") nominee, as a bonus for his past services and future commitments as Chief Executive Officer ("CEO"), President and Director of the Company. The related expense of $112,500 has been recorded as salary (see Note 8).

         In December 2002, the Company repurchased 3,408 shares of its common stock valued at $0.69 per share from Oscar fund.

         In January 2003, the Company repurchased 3,855 shares of its common stock valued at $0.69 per share from TM Services and 1,119 shares of its common stock valued at $0.69 per share from TM Pension.

         In July 2003, the Company repurchased 36,500 shares of its common stock valued at $1.00 per share from Star Casinos Ltd.

         In January 2004, the Company repurchased 26,114 shares of its common stock valued at $1.25 per share from Peter Janssen.

NOTE 5 - PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

         At June 30, property, equipment and leasehold improvements consist of the following:

                                                   2004             2003
                                                   ----             ----
         Office equipment and other
                fixed assets                   $  293,224       $   337,779
              Casino and restaurant equipment   1,952,208         1,854,345
              Casino Leasehold improvements     4,481,597         4,472,898
                                               ----------       -----------
                                                6,727,029         6,665,022
         Less:  Accumulated depreciation
                and amortization               (3,710,980)       (3,235,977)
                                               ----------       -----------
                                               $3,016,049       $ 3,429,045
                                               ==========       ===========

         Depreciation expense was $479,120 for the year ended June 30, 2004, $755,476 for the year ended June 30, 2003, and $755,562 for the year ended June 30, 2002.

               LOTTERY & WAGERING SOLUTIONS, INC. AND SUBSIDIARIES
                        F/K/A CCA COMPANIES INCORPORATED
             Notes to Consolidated Financial Statements (Continued)

NOTE 6 - INCOME TAXES

         LWSI AND DORSETT

         At June 30, 2004, LWSI and Dorsett had United States net operating loss carryforwards ("NOL") of approximately $10,267,000 that expire at various dates through 2023. In the event of a change in ownership of the Company, the utilization of the NOL will be subject to limitations under certain provisions of the United States Internal Revenue Code. In addition, at June 30, 2003, LWSI and Dorsett had capital loss carryovers of approximately $5,595,000 which generally can only be used to offset capital gains. Unused capital losses are carried forward indefinitely until they can be used against future capital gains.

         LWSI and Dorsett will be subject to corporate income tax rates as high as 38% if they produce a profit in the United States in excess of the NOL.

         SCC

         At June 30, 2004, SCC had NOL's of approximately $3,926,000 expiring through 2009. NOL's are limited to 20% of the loss per year for five consecutive years after they are incurred.

         SGTI

         SGTI, which holds the Company's investment in SCC, is incorporated in Cyprus. Companies that are registered in Cyprus but are managed and controlled outside of Cyprus are not liable for tax on income occurring, derived and received outside of the country.

         SLC

         Corporate income taxes are paid by SLC in accordance with the Suriname Hazard Games Act of 1962 which stipulates that income taxes are payable at a rate of 50% of net taxable income as determined under Suriname tax law. SLC's corporate income taxes were settled at approximately $455,000 for calendar year 2001, $398,000 for calendar year 2002 and $64,000 for calendar year 2003. The Company has accrued for taxes of $110,000 for the six months ended June 30, 2004. As of June 30, 2004, SLC has income taxes payable of approximately $328,000 representing accrued income taxes for calendar year 2004 together with income taxes still due for calendar years 2002 and 2003.

         Additionally, efforts by the Suriname legislature to initiate a fixed monthly fee on cash slot machines and gaming tables used in casino operations have resulted in the passing of a new tax law requiring the collection of such fees effective January 2003. The monthly fees are approximately $143 per slot machine and between $1,071 and $1,429 per gaming table. The fees are deductible in computing the net taxable income of the Suriname Casino. The monthly fees will be subject to change as exchange rates fluctuate and as additions or reductions in the numbers of slot machines and gaming tables being operated by the Suriname Casino occur. During the year ended June 30, 2003, SLC paid approximately $270,000 towards these fees and approximately $510,000 was paid during the year ended June 30, 2004.

               LOTTERY & WAGERING SOLUTIONS, INC. AND SUBSIDIARIES
                        F/K/A CCA COMPANIES INCORPORATED
             Notes to Consolidated Financial Statements (Continued)

NOTE 6 - INCOME TAXES (CONTINUED)

         INCOME TAX PROVISION (BENEFIT)

         The income tax provision (benefit) as of June 30, 2004 consists of the following:

                                                               Year Ended
                                                            -----------------
                                                              June 30, 2004
         Current:
               U.S. Federal                                              -
               State and local                                           -
               International                                       (89,544)
                                                               -----------
               Total current tax provision (benefit)               (89,544)
                                                               -----------
         Deferred:
               U.S. Federal                                              -
               State and local                                           -
               International                                             -
                                                               -----------
              Total provision (benefit) for income taxes       $   (89,544)
                                                               ===========

         Items that give rise to deferred tax accounts as of June 30, 2004 are as follows:

                                                               Year Ended
                                                            ----------------
                                                              June 30, 2004
         Deferred tax assets:
              U.S. loss carryforwards                       $    4,701,000
              International (Russian) loss carryforwards         1,122,700
                                                            --------------
         Net deferred tax asset before valuation
              allowances                                         5,823,700
         Deferred tax asset valuation allowance                  5,823,700
                                                            --------------
              Net deferred tax                              $            -
                                                            ==============

         Realization of any portion of the Company's deferred tax asset at June 30, 2004 is dependent upon future earnings and capital gains. Due to the uncertainty of future earnings and capital gains, a full valuation allowance has been provided.

         Cumulative undistributed earnings of foreign subsidiaries at June 30, 2004, 2003 and 2002 were approximately $2,918,000, $2,544,000 and
         $1,844,000, respectively. Approximately $937,000 and $753,000 was repatriated from the foreign subsidiary in 2004 and 2003, respectively, by way of dividends. The Company has sufficient NOL's to offset any potential income tax liability from receipts of dividends.

               LOTTERY & WAGERING SOLUTIONS, INC. AND SUBSIDIARIES
                        F/K/A CCA COMPANIES INCORPORATED
             Notes to Consolidated Financial Statements (Continued)

NOTE 7 - NOTES PAYABLE

         In January 2000, the Company borrowed $300,000 from Stanton & Associates ("Stanton"). The Company recorded the loan for $283,000 that was net of a $17,000 discount, which was recorded as deferred interest expense. The deferred interest expense was amortized and expensed over the life of the loan. Interest on the loan was calculated at the Wall Street Journal prime rate, payable on a monthly basis. The terms of the promissory note required that the Company repay the loan in four monthly installments of $15,000 commencing February 2000, seven monthly installments of $30,000 commencing June 2000, and a final payment of $30,000 on or before December 31, 2000. The Company granted Stanton a security interest, subordinated to interest on a convertible note of $350,000 from Danville Investments Pty. Ltd., Australia ("Danville") obtained by the Company in October 1999, in all principal payments, interest and management fees due to the Company from SLC and issued Stanton warrants to purchase shares of the Company's common stock. The Company was unable to meet the original repayment schedule on the Stanton debt and had made payments based on the availability of funds. The Company paid off the remaining balance of $75,000 plus interest in January 2002 (see Notes 8 and 11).

         In September 1998, LWSI borrowed $600,000 from its 50% joint venture partner in SLC, Parbhoe, for the construction of its permanent casino facilities. Subsequent to the Company making payments which brought the loan balance down to $515,900, no further payments were made due to controversy connected with certain liens filed against Parbhoe's estate. The funds for repayment of the loan were set aside pending the resolution of such claims and liens against Parbhoe. Interest on the loan was calculated at a rate of 3% per month until such time as the entire loan balance was set aside (see Note 3). Parbhoe made a demand on SLC for the repayment in full of the loan it made to LWSI on September 3, 1998. The Court denied this claim to Parbhoe on the basis that the loan was made to LWSI and not SLC.

NOTE 8 - RELATED PARTY TRANSACTIONS

         CONSULTANTS

         The Company was a party to an agreement (the "Casino Consulting Agreement") with Star Casinos Limited, (the "Casino Consultant") which expired in December 1999. Under the Casino Consulting Agreement, the Casino Consultant agreed to provide consulting and technical services to the Company and any affiliated entities for a period of two years. David Hartley, who subsequently became the president of the Casino Division of the Company, owned the Casino Consultant. The agreement also binds the Casino Consultant to a two-year non-compete, non-solicitation provision after termination of the agreement. After the Casino Consulting Agreement concluded, the Casino Consultant agreed to continue providing the consulting services on a month-to-month basis at an annualized rate of $250,000, until December 2001. Commencing January 2002, David Hartley was no longer the president of the Casino Division of the Company, but continued as a consultant. Also commencing January 2002, the Casino Consultant agreed to provide consultant services on a month to month basis at a reduced annualized rate of $150,000. The Casino consultant provided consulting services up to March 2003. The Company paid the Casino Consultant $112,500 during the year ended June 30, 2003 and $200,000 during the year ended June 30, 2002.

         The Sakhalin Project (other than its financing) has been managed by SCC in Sakhalin City, primarily by Mr. Valery Mozolevsky ("Mozolevsky"), who has had long-term employment with SCC. Dempster was, and still is, one of two Executive Directors of SCC and is the General Director. Mozolevsky was, and still is, the other Executive Director. Consulting fees paid to Mozolevsky $75,000 for each of the years 2004, 2003 and 2002. During 2003, SGTI paid a fee of $200,000 to the son of Mozolevsky for assistance in connection with matters relating to the sale of one half of the leasehold rights in the Sakhalin Project (See Note 3).

DIRECTORS
         The Company borrowed from Stanton $300,000 in January 2000. Mr. James Stanton, the owner of Stanton, is a director of the Company. During 2002, the Company paid off the remaining balance of this note (see Notes 7 and 11).

               LOTTERY & WAGERING SOLUTIONS, INC. AND SUBSIDIARIES
                        F/K/A CCA COMPANIES INCORPORATED
             Notes to Consolidated Financial Statements (Continued)

NOTE 8 - RELATED PARTY TRANSACTIONS (CONTINUED)

         Commencing September 2002, the Company agreed to pay Stanton consulting fees of $5,000 per month. Options and warrants previously granted to Stanton were extended and repriced in the year ending June 30, 2003. Mr. Stanton was also granted 50,000 options during the year ended June 30, 2003 (see Note 11).

         The Company granted 25,000 options during the year ended June 30, 2003 to Mr. Miles Greenberg ("Greenberg"), the Chief Financial Officer and Director of the Company (See Note 11).

         The Company granted 10,000 options during the year ended June 30, 2003 to Mr. Jeffrey Clague ("Clague") general manager and director of SLC (effective from May 8, 2003)(See Note 11).

         On November 28, 2003, the Company granted as an incentive to each of its directors and officers, rights to acquire up to 10% or 796,260 of the PLC shares which the Company acquired from PLC. At the time of grant, the closing market price of the shares was CDN$.22 per share and may be purchased by the grantees at any time, at a price equal to CDN$.30 per share, the Company's cost of such shares. The rights to acquire the shares will expire November 28, 2006. Dempster received rights to acquire 398,130 of such shares and Stanton and Greenberg each received rights to acquire 199,065 shares (See Note 3).

         PRESIDENT, CEO, DIRECTOR

         In November 2002, Dempster's nominees were issued 150,000 shares of the Company's common stock as a bonus in consideration for his past services and future commitments as chief executive officer, president and director of the Company (see Note 4).

         In October 2003, the Company began paying $3,500 per month to Dempster as rental payments for the London apartment occupied by Dempster and used as an office (See note 9).

         The total number of unexpired options and warrants granted to directors, including nominees, and chief executive officers of the Company as at June 30, 2004, were 238,750 and 32,500, respectively. All options and warrants, except 10,000 options issued to Clague (exercise price of $0.75 per share), have an exercise price of $0.50 per share.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

         RENTAL COMMITMENTS

         In July 2002, the Company rented new office space in the United States for thirteen months at an average monthly rate of approximately $1,100 and renewed the lease for an additional thirteen months in August 2003 at an average monthly rate of approximately $1,400. In August 2004, the Company moved its location in the United States signing a one-year rental agreement at an average monthly rate of approximately $850. The Company also leases office space on a one-year renewable lease in Sakhalin City with monthly rentals of approximately $1,100 and pays Dempster $3,500 per month on a month to month basis for the use of Dempster's apartment as an office (See Note 8). The minimum future rental commitment for leases in effect at June 30, 2004 approximates the following:

                               Year Ended
                          --------------------
                              June 30, 2005          $  14,500
                              June 30, 2006                850
                                                     ---------
                                                     $  15,350
                                                     =========

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

         SLC continued to pay rent at the same rate from the beginning of the lease to June 2000 without providing for any increase in rent. Suriname law regulates the maximum amount of rent that a landlord can charge and in July 2000, the Company determined, based on a valuation validated by the district commissioner in Suriname, that it had been overcharged. Pursuant to this decision, SLC commenced paying a reduced rental of approximately $3,200 per month and is currently attempting to recover the excess rent charged prior to this date which amounts to approximately $315,000. As a result of liens placed on Parbhoe's assets by Surinaamsche Bank, SLC has and continues to set aside the reduced rental of approximately $3,200 per month. Parbhoe has appealed the decision of the district commissioner and has made a counterclaim of approximately $484,000 for rent in arrears and has asked for the dissolution of the lease agreement and payment of back rent. SLC is vigorously contesting these counterclaims. Only once the litigation is settled will the Company be able to predict the future rental expense in Suriname. For the years ended June 30, 2004 and 2003, the Company has provided a reserve of $96,000 and $60,000, respectively, for any contingencies relating to the Suriname Casino rent and is included in accounts payable and accrued expenses in the consolidated balance sheet (see Note 3).

         Rent expense was $115,606 for the year ended June 30, 2004, $87,140 for the year ended June 30, 2003 and $93,883 for the year ended June 30, 2002.

         On July 30, 2003, the Cantonal Court in Suriname issued an order evicting SLC from the premises it occupies in the Plaza Hotel and from which it conducted all of its casino operations. The Court ruled that Stichting Dim ("Dim") the plaintiff in the eviction proceeding which took title to the Plaza Hotel through a mortgage foreclosure, was not bound by the 1998 casino lease between SLC and Parbhoe, as Parbhoe did not hold registered title to the premises. SLC appealed the decision, and on July 16, 2004, the Court of Justice in Suriname denied Dim's request and "annulled" the order of eviction. The Court of Justice determined that the Cantonal Court could not properly issue such an eviction order in a summary or "Kort Geding" proceeding because the consequences thereof could not be adequately considered by such Court, and that a full proceeding was necessary to properly determine the rights and interests of the parties. Neither party has commenced such a full proceeding, but either one may do so in the future. If a full proceeding is commenced, it is likely to take several years to be resolved by the Suriname Courts. The written decision of the Court of Justice has not yet been issued (see Notes 1, 3 and 13).

         In August 2004, Dim commenced a new summary proceeding again seeking eviction of SLC from the Plaza Hotel. Dim claims that a regulation requiring all holders of gaming licenses to start operations in six months, which became effective on August 20, 2004, justifies such a summary proceeding because Dim claims it may lose its license if it does not urgently obtain the whole building. In the opinion of Suriname counsel for SLC, based upon the considerations in the judgment rendered on July 16, 2004 by the Court of Justice, the chances of Dim winning this case are slim. A decision in this action may be rendered in October 2004 (see Note 10).

         As there was no assurance that the appeal in the first summary proceeding case would be successful, the Company through its subsidiaries sought alternative locations in Paramaribo to relocate its casino operations. SLC has recently filed an action against Parbhoe seeking damages of US $694,000, incurred as a result of the eviction proceeding and related matters.

               LOTTERY & WAGERING SOLUTIONS, INC. AND SUBSIDIARIES
                        F/K/A CCA COMPANIES INCORPORATED
             Notes to Consolidated Financial Statements (Continued)

NOTE 9 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

         KAI MICHAELSEN ("MICHAELSEN") AND ZAMORA INVESTMENTS PTE LTD. ("ZAMORA") - LEGAL ACTION

         Pursuant to the termination of certain Hotel Management Agreements in November 1998, Far East Consortium ("FEC") assumed any and all financial obligations with respect to the employment of Michaelsen, the President of the Company's hotel management subsidiary, Dorsett. Michaelsen's employment was officially terminated in April 1999 and Michaelsen's Company, Zamora, thereafter filed a claim against Dorsett for $80,000 in an arbitration claim. In September 2000, the Company settled the matter with Michaelsen and Zamora and paid $40,000 in exchange for complete releases. The Company held 12,500 shares that were issued but never delivered to FEC pursuant to the November 1998 termination agreement. It was the Company's position that the settlement of $40,000 plus legal fees of $47,000 incurred by the Company must be repaid by FEC for the Company to deliver the shares. On July 11, 2001, the Company cancelled the shares due to FEC's failure to fulfill its obligations under the agreement (see Note 4).

         SLC PLAZA HOTEL EXPENDITURES - LEGAL ACTION

         SLC's landlord, Parbhoe, by contract, was required to provide air conditioning for the areas leased. Due to Parbhoe's failure to perform timely, SLC paid approximately $201,000 to have air conditioning equipment installed to ready the leased area for occupancy more quickly. Litigation is pending to recover the expenditure. Parbhoe by contract, is also required to provide water and electricity for the Suriname Casino. SLC had to incur further expenditure of approximately $158,000 towards expansion of water and electricity installations to adequately service the leased area. SLC has filed a claim to recover the amount. SLC also filed a claim of approximately $87,000 for costs incurred to renovate the Plaza Hotel building owned by Parbhoe for which it has received a favorable verdict and is currently awaiting the written decision from the Court. Parbhoe has counterclaimed in each of these proceedings seeking dissolution of the lease and alleging it is due payment of back rent in the amount of approximately $484,000.

         MARITIME SERVICES CORPORATION ("MSC") - LEGAL ACTION

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

         GARNISHMENT OF BANK ACCOUNTS

         On July 30, 2001, Parbhoe acting in the name of SLC, put a freeze on the bank accounts operated by Dorsett, the manager on behalf of SLC (SLC vs. Dorsett & Clague, A.R. 01-2894), claiming that Dorsett was transferring SLC's money illegally, and that Clague was not authorized to act as general manager for SLC. Parbhoe claims that Dorsett and Clague owe SLC $4,152,254. On May 10, 2002, Parbhoe undertook an identical action to freeze the bank accounts of Dorsett (SLC vs. Dorsett & Clague, A.R. No. 01/3216). The garnishments were lifted in summary proceedings which are currently on appeal. The Company believes there is no merit to the claims. Additionally, the Suriname attorneys for the Company are of the opinion that

               LOTTERY & WAGERING SOLUTIONS, INC. AND SUBSIDIARIES
                        F/K/A CCA COMPANIES INCORPORATED
             Notes to Consolidated Financial Statements (Continued)

NOTE 9 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

         because Parbhoe was not authorized and had no right to initiate legal action in the name of SLC, SLC was not legally authorized to commence these proceedings, and that the cases are likely to be dismissed.

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

NOTE 10 - SIGNIFICANT UNCERTAINTY

         The Suriname Casino occupies two leased floors of the Plaza Hotel in downtown Paramaribo. The Company leased the casino premises from Parbhoe, its 50% joint venture partner in SLC, under a fifteen year lease term ending in February 2013. Stichting Dim (Dim Foundation) assumed this fifteen year lease from Parbhoe in a foreclosure proceeding. Dim Foundation, who took title of the Plaza Hotel claimed it was not bound by the lease agreement and commenced an eviction proceeding.

         On July 30, 2003, the Cantonal Court in Suriname issued an order evicting SLC from the premises it occupies in the Plaza Hotel and from which it conducted all of its casino operations. SLC appealed the decision, and on July 16, 2004, the Court of Justice in Suriname denied Dim's request and "annulled" the order of eviction. The Court of Justice determined that the Cantonal Court could not properly issue such an eviction order in a summary or "Kort Geding" proceeding because the consequences thereof could not be adequately considered by such Court, and that a full proceeding was necessary to properly determine the rights and interests of the parties. However, in August 2004, Dim commenced a new summary proceeding again seeking eviction of SLC from the Plaza Hotel. Dim claims that a regulation requiring all holders of gaming licenses to start operations in six months, which became effective on August 20, 2004, justifies such a summary proceeding because Dim claims it may lose its license if it does not urgently obtain the whole building. In the opinion of Suriname counsel for SLC, based upon the considerations in the judgment rendered on July 16, 2004 by the Court of Justice, the chances of Dim winning this case are slim. A decision in this action may be rendered in October 2004 (see Note 9).

         If the Company was required to relocate the Suriname Casino to a different location, it will have to design and set up infrastructure, incur additional relocation costs associated with removal, transportation and installation of equipment, leasehold improvements, advertising and all other costs associated with relocation and statutory costs associated with the set up of operations at a new location. The Company may also need to terminate the employment of some or all of its existing staff and pay them compensation based upon the labor laws in Suriname. In addition, there is the potential for a full or partial impairment, depending on the outcome of the court proceedings, of the leasehold improvements in SLC, which have a net book value of approximately $2,780,000 at June 30, 2004.

               LOTTERY & WAGERING SOLUTIONS, INC. AND SUBSIDIARIES
                        F/K/A CCA COMPANIES INCORPORATED
             Notes to Consolidated Financial Statements (Continued)

NOTE 10 - SIGNIFICANT UNCERTAINTY (CONTINUED)

         The Company has approximately $2,800,000 in cash and cash equivalents as of June 30, 2004, which includes approximately $1,000,000 held by LWSI in the U.S. and approximately $1,800,000 held by SLC in Suriname. Management believes that if SLC were to be evicted and is required to relocate to a new facility, the cash presently held by the Company could sufficiently finance improvements required to outfit a new space for a casino.

         The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

NOTE 11 - STOCK OPTIONS AND WARRANTS

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

         PLAN OPTIONS

         The Company's 1996 Stock Option Plan (the "Plan") was adopted in November 1996, and amended in December 1996, April 1997, December 1997 and September 2001. The Plan provides for adjustments in the number and type of shares covered by the Plan and options granted in the event of any reorganization, merger, re-capitalization or certain other transactions involving the Company. Accordingly, in September 2001, the Plan was amended to increase the number of shares available for grant (after giving effect to the Share Consolidation) from 250,000 shares to 3,000,000 shares. Under the Plan, which authorizes the granting of incentive stock options or non-incentive stock options the maximum number of shares of common stock for which options may be granted is 3,000,000 shares. As of June 30, 2004, 188,750 options to purchase shares of common stock had been granted under the Plan.

         In October 2002, the Company granted fully vested four-year options to purchase 25,000 shares of the Company to Greenberg, at an exercise price of $0.50 per share. In October 2002, the Company granted fully vested four-year options to purchase 50,000 shares of the Company to Mr. Stanton, at an exercise price of $0.50 per share (see Note 8).

         In April 2003, the Company granted fully vested four year options to purchase 10,000 shares of the Company to Clague at an exercise price of $0.75 per share.

               LOTTERY & WAGERING SOLUTIONS, INC. AND SUBSIDIARIES
                        F/K/A CCA COMPANIES INCORPORATED
             Notes to Consolidated Financial Statements (Continued)

NOTE 11 - STOCK OPTIONS AND WARRANTS (CONTINUED)

         The Company has set aside 2,811,250 shares of common stock for future options that may be granted under the Plan. In 2004, 2003 and 2002, 9,375, 29,000 and 1,750 options were forfeited, respectively.

         NON-PLAN OPTIONS

         In addition to the options granted under the Plan, the Company issued 94,856 non-plan options in 1998 of which 50,000 are still outstanding at June 30, 2004. No options have been exercised.

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

         The fair value of the options and warrants granted was estimated using an option valuation model with the following weighted-average assumptions:

         The Company utilized the following weighted-average assumptions to determine fair value:




                                                Year Ended June 30,
                                          ------------------------------
                                              2003             2002
                                          ------------------------------
             Risk-free interest rate           4.7%               6%
             Expected life                  4 years          4 years
             Expected volatility factors        0.5              0.5
             Expected dividend yield            0.0              0.0

               LOTTERY & WAGERING SOLUTIONS, INC. AND SUBSIDIARIES
                        F/K/A CCA COMPANIES INCORPORATED
             Notes to Consolidated Financial Statements (Continued)

NOTE 11 - STOCK OPTIONS AND WARRANTS (CONTINUED)

         Under the accounting provisions of FASB Statement 123 and 148, the Company's pro forma net (loss) income and (loss) earnings per share would have been as follows:

                                                 Year Ended June 30,
                                    --------------------------------------------
                                        2004             2003           2002
                                    --------------------------------------------
         Net (loss) income:
           As reported              $ (1,039,607)     $ 261,710      $ (604,511)
                                    =============     =========      ==========
           Pro forma                $ (1,039,607)     $ 241,086      $ (604,511)
                                    =============     =========      ==========

         Net (loss) earnings per
          common share basic
          and diluted:
           As reported              $      (1.05)     $    0.18      $    (0.61)
                                    =============     =========      ==========
           Pro forma                $      (1.05)     $    0.17      $    (0.61)
                                    =============     =========      ==========


         A summary of the status of the Company's fixed stock option plan and non-plan options as of June 30, 2004, 2003 and 2002 and changes during the years then ended is presented below:

                                         June 30, 2004               June 30, 2003           June 30, 2002
                             -----------------------------  -------------------------------------------------------
                                                   Weighted                    Weighted                 Weighted
                                                    Average                     Average                 Average
                                                   Exercise                    Exercise                Exercise
                                     Shares          Price         Shares        Price       Shares      Price
                             --------------------------------------------------------------------------------------
         Options outstanding
             at beginning of year    248,125          $.68        192,125        $4.64      192,625       $5.40
         Granted                           -             -         85,000         0.53        1,250        5.00
         Exercised                         -             -              -            -            -          -
         Forfeited                    (9,375)        (5.00)       (29,000)      (18.49)      (1,750)     (93.43)
                                   ---------     ---------      ---------    ---------    ---------    --------

         Options outstanding
             at end of year          238,750         $0.51        248,125        $0.68      192,125       $4.64
                                   =========     =========      =========    =========    =========    ========


         Options exercisable
             at end of year          238,750         $0.51        248,125        $0.68      191,125       $4.63
                                   =========     =========      =========    =========    =========    ========

         Weighted-average
             fair value of options
             granted during the year                 $0.00                       $0.08                    $0.13
                                                 =========                   =========                =========


               LOTTERY & WAGERING SOLUTIONS, INC. AND SUBSIDIARIES
                        F/K/A CCA COMPANIES INCORPORATED
             Notes to Consolidated Financial Statements (Continued)

NOTE 11 - STOCK OPTIONS AND WARRANTS (CONTINUED)

         The following table presents information relating to stock options outstanding at June 30, 2004:

                                  OPTIONS OUTSTANDING                                  OPTIONS EXERCISABLE
                  -----------------------------------                   ----------------------------------
                                             Weighted                                            Weighted
                                              Average          Average                            Average
          Exercise                           Exercise         Remaining                          Exercise
            Price           Shares             Price        Life in Years        Shares            Price
       ---------------  ---------------   ---------------  ---------------   ---------------  ---------------
           $0.50            228,750      $     0.50              2.28           228,750       $     0.50
            0.75             10,000            0.75              2.79            10,000             0.75
                       ---------------  ---------------   ---------------  ---------------   ---------------
                            238,750      $     0.51              3.19           238,750       $     0.51
                           =========         =========        =========         =========        =========

         No options have been exercised in 2004, 2003 and 2002.

         WARRANTS

         At June 30, 2004, the Company had warrants amounting to 53,333 outstanding. No warrants have been exercised. All warrants were exercisable on the day of grant. During 2004, no warrants were granted and 11,250 warrants expired.

         REPRICING OF OPTIONS AND WARRANTS

         In October 2002, the Company repriced and extended the option and warrants issued to current directors and executive officers, from $2.00 to $0.50. These included 25,000 options and 32,500 warrants issued to Stanton (see Note 8).

         COMMON STOCK SET ASIDE

         Currently, the Company has reserved 292,083 shares of common stock for exercise of options and warrants.


NOTE 12 - INVESTMENT IN PLC

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

         The Company advanced and incurred expenditures relating to the EMSI project of approximately $1,540,000 by October of 2002 (the "Advances"). As of June 30, 2002, approximately $1,090,000 was advanced to EMSI and approximately $268,000 was charged to operations. The Advances were funded by sale of common stock to certain private investors for $450,000 and the balance was funded from operating funds available to the Company. The Advances were not secured and there was no assurance that the Advances would be repaid to the Company (See impairment reserve provided below).

         The Company had not been able to fulfill all the conditions and, although the period within which to do so had been extended until December 31, 2002, the Company, in October 2002, had entered into an agreement (the "Exchange Agreement") with AGS and the Vendors. AGS holds a contract with NEWTATCO to manage certain aspects of the existing on-line lottery operations in Hanoi City. Under the terms of the Exchange Agreement, among other conditions, AGS agreed to acquire EMSI, affect a share consolidation with a ten to one reverse split and convert the Advances into shares of common stock of AGS (the stock of which is traded on the Canadian Venture Exchange), after the share consolidation. Under the Exchange Agreement, the Company would release EMSI from its obligations to repay the Advances owed to the Company and AGS would issue shares of its common stock at a rate of one share for each $.30 CDN of the Advances released provided that the then average quoted bid and asked price per AGS share was not less than $.30 CDN. It was anticipated that, upon conversion pursuant to the Exchange Agreement, the stockholders of the Company would indirectly hold approximately the same percentage of equity in the total lottery operation in the Territory as they held in EMSI under the Purchase Contract. In the event that the Exchange Agreement was not consummated, EMSI acknowledged to treat the Advances as unsecured loans due to be paid by EMSI on or before December 31, 2004 and AGS agreed to guarantee repayment by EMSI by that date.

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

         Exchange Agreement would be consummated. Therefore, during the year ended June 30, 2002, approximately $840,000 of the Advances was charged to operations as a reserve for the impairment of amounts advanced (see
         Note 3) and approximately $268,000 of the advances were expensed as operating costs in the consolidated statement of operations.

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

         The acquisition of these securities gave the Company current ownership of approximately 19.7% of the common shares of PLC (or 13.6% of such common shares following the conversion to common shares of the outstanding preferred shares), or 11.9% of the common shares on a fully diluted basis.

NOTE 13 - NEW GAMING LICENSES

         Because of uncertainties caused by the order of eviction issued by the Suriname Court, the Company began to actively seeking to establish its own casino operations at another location in Paramaribo, the capital city of Suriname (see Note 10). Through its subsidiaries, the Company has acquired a license (the "Gaming License - Suriname") to operate a casino in Suriname. The Gaming License - Suriname is valid for 15 years from August 1, 2000 (original date on which the license was granted) and is renewable every five, years at the Company's request. Pursuant to the terms of the Gaming License - Suriname, the license holder is required to operate a casino in a hotel to be run by the license holder and to comply with certain other procedures. The Company has capitalized the cost of $200,000 to acquire the Gaming License - Suriname and paid $60,000 during the year ended June 30, 2003 and the balance of $140,000 during the year ended June 30, 2004. Pursuant to a new regulation in Suriname which became effective August 20, 2004 requiring all holders of gaming licences to start operations within six months of such date, SLC intends to commence the use of its license in lieu of the Parbhoe license to operate the Suriname casino if it does not find an alternative use for such license prior to its expiration.

         The Company was also investigating the desirability of participating in the development and operation of a casino in Vietnam, approximately 80 miles from Ho Chi Minh City, and was actively seeking a casino license (the "Gaming License - Vietnam") to conduct such operations. The Company posted a refundable deposit in September 2003 for $250,000 with an agency of the Vietnamese government as a demonstration of its interest in negotiating an acceptable agreement for the casino license. During the year ended June 30, 2003, the Company expensed $50,000 incurred in connection with the costs associated with obtaining the Gaming License - Vietnam. In March 2004, the deposit was returned to the Company less $32,000 of professional and other costs incurred by the Vietnamese government in pursuing the transaction. Although the Company

               LOTTERY & WAGERING SOLUTIONS, INC. AND SUBSIDIARIES
                        F/K/A CCA COMPANIES INCORPORATED
             Notes to Consolidated Financial Statements (Continued)

NOTE 13 - NEW GAMING LICENSES (CONTINUED)

         requested the return of its original deposit, it intends to continue investigating opportunities for the development and operation of a casino in Vietnam.

NOTE 14 - SUBSEQUENT EVENTS

         In August 2004, Dim commenced a new summary proceeding again seeking eviction of SLC from the Plaza Hotel. Dim claims that a regulation requiring all holders of gaming licenses to start operations in six months, which became effective on August 20, 2004, justifies such a summary proceeding because Dim claims it may lose its license if it does not urgently obtain the whole building. In the opinion of Suriname counsel for SLC, based upon the considerations in the judgment rendered on July 16, 2004 by the Court of Justice, the chances of Dim winning this case are slim. A decision in this action may be rendered in October (See Notes 9 and 10).

         On September 7, 2004, the Company's wholly owned subsidiary, The Golden Tulip Leisure A.V.V., an Aruban entity, ("GTL") entered into a five year agreement with N.V. Trade Centre Suriname ("TCS"), granting GTL the right to use and occupy the restaurant, casino and certain office facilities located on several floors of The Golden Tulip Casino, Hotel, Conference and Leisure Center in downtown Paramaribo, Suriname. The agreement also gives GTL the exclusive use of the Full Gaming License and Food and Beverage License on behalf of TCS, as well as the right to use the 173 slot machines, 7 gaming tables, and related paraphernalia located on the premises. GTL is required to make monthly payments to TCS of US$40,000 for the lease of the facilities and the use of the licenses and equipment. The agreement may be extended for an additional five year term at the option of GTL. LWSI is not a party to the agreement with TCS, and has not guaranteed the performance or any of the obligations of GTL.