Form 10QSB
period 2004-09-30
LOTTERY & WAGERING SOLUTIONS INC
filed 2004-11-15
CIK 1026671

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                             ---------------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

                           Commission File No. 0-22191

                        LOTTERY & WAGERING SOLUTIONS INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as specified in its Charter)

            DELAWARE                                         65-0675901
---------------------------------                      ----------------------
 (State or Other Jurisdiction of                          (I.R.S. Employer
  Incorporation or Organization)                       Identification Number)

                               2250 NW 136 AVENUE
                                    SUITE 103
                            PEMBROKE PINES, FL 33028
                    ----------------------------------------
                    (Address of Principal Executive Offices)

                                 (954) 885-0560
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

                                       N/A
             -------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if changed Since Last Report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [X] No [ ]

         State the number of shares outstanding of the issuer's classes of common equity, as of the latest practicable date.

              Class                          Outstanding at November 15, 2004
  -----------------------------              --------------------------------
  Common Stock, $.001 par value                      879,996 shares


         Transitional Small Business Disclosure Format (check one):

                                Yes [ ] No [ X ]

         This Quarterly Report on Form 10-QSB contains "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this document regarding the Company's strategies, plans, objectives, expectations, and future operating results are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable at this time, it can give no assurance that such expectations will prove to have been correct. Factors that impact such forward looking statements include, among others, risk factors included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2004 and other filings with the Securities and Exchange Commission.
         ACTUAL RESULTS COULD DIFFER MATERIALLY BASED UPON A NUMBER OF HIGH RISK FACTORS INCLUDING BUT NOT LIMITED TO UNCERTAINTIES ASSOCIATED WITH THE RISKS OF ONGOING LITIGATION IN SURINAME INCLUDING THE RISK OF EVICTION OF THE COMPANY'S JOINT VENTURE ENTITY FROM ITS PREMISES IN SURINAME WHERE IT CONDUCTS A SIGNIFICANT PORTION OF ITS CASINO OPERATIONS, AND FROM WHICH IT OBTAINS SUBSTANTIALLY ALL OF IT S CASH FLOW (SEE PART II, ITEM 1 "LEGAL PROCEEDINGS", AND "NOTE E" TO THE FINANCIAL STATEMENTS CONTAINED HEREIN).

                              INDEX TO FORM 10-QSB

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2004
         and September 30, 2004 (unaudited).................................  1

Condensed Consolidated Statements of Operations for the Three
         Months ended September 30, 2004 (unaudited) and
         the Three Months ended September 30, 2003 (unaudited)..............  2

Condensed Consolidated Statements of Cash Flows for the Three Months ended
         September 30, 2004 (unaudited) and the Three
         Months ended September 30, 2003 (unaudited)........................  3

Notes to Condensed Consolidated Financial Statements........................  4

Item 2.       Management's Discussion and Analysis or
              Plan of Operation............................................. 10

Item 3.       Controls and Procedures....................................... 13

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings............................................. 14

Item 6.       Exhibits and Reports on Form 8-K.............................. 14

SIGNATURES ................................................................. 15

                          PART I. FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                        LOTTERY & WAGERING SOLUTIONS INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                            September 30,            June 30,
ASSETS                                                          2004                   2004
                                                         -------------------    ------------------
                                                            (Unaudited)
CURRENT ASSETS:
Cash and cash equivalents                                       $ 2,832,941           $ 2,769,918
Prepaid and other current assets                                    183,255               166,616

                                                         -------------------    ------------------
     Total current assets                                         3,016,196             2,936,534

Sakhalin development costs                                          700,000               700,000
Investment in PLC                                                 1,271,472             1,271,472
Property, equipment and leasehold improvements, net               2,996,284             3,016,049
Suriname gaming license and other assets                            220,300               220,300
                                                         -------------------    ------------------

     TOTAL                                                      $ 8,204,252           $ 8,144,355
                                                         ===================    ==================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses                             $ 707,000             $ 704,225
Interest payable                                                    291,448               291,448
Income tax payable                                                  304,885               328,464
Notes payable                                                       515,900               515,900
Dividend payable                                                  1,926,430             1,690,492
                                                         -------------------    ------------------
    Total current liabilities                                     3,745,663             3,530,529
                                                         -------------------    ------------------

Minority interest in consolidated subsidiary                      1,188,149             1,248,115


STOCKHOLDERS' EQUITY:
Preferred stock, par value $.01, 5,000,000 shares
     authorized, no shares issued and outstanding
Common stock, par value $.001; 50,000,000 shares
     authorized; 879,996 shares and
     905,996 shares issued and
     outstanding at September 30, 2004 and
     June 30, 2004, respectively                                        880                   906
Additional paid-in capital                                       47,658,015            47,690,488
Accumulated deficit                                            (44,388,454)          (44,325,683)
                                                         -------------------    ------------------
     Total stockholders' equity                                   3,270,441             3,365,711
                                                         -------------------    ------------------

     TOTAL                                                       $8,204,252            $8,144,355
                                                         ===================    ==================



See notes to condensed consolidated financial statements.

                        LOTTERY & WAGERING SOLUTIONS INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                For the Three         For the Three
                                                   Months                 Months
                                                    Ended                 Ended
                                                September 30,          September 30,
                                                    2004                   2003
                                              ------------------    ------------------

REVENUES                                           $ 1,559,162           $  1,032,367

OPERATING EXPENSES:
Marketing, general and administrative                  898,232              1,125,285
Salaries and bonuses                                   548,118                518,450
                                              ------------------    ------------------

INCOME (LOSS) FROM OPERATIONS                          112,812              (611,368)

OTHER INCOME:
Interest income                                            387                  1,201

                                              ------------------    ------------------
    Total other income                                     387                  1,201
                                              ------------------    ------------------

Foreign income taxes                                          -                     -
                                              ------------------    ------------------

INCOME (LOSS) BEFORE MINORITY INTEREST                  113,199             (610,167)

Minority Interest                                     (175,972)               120,678
                                              ------------------    ------------------

NET LOSS                                              $(62,773)           $ (489,489)
                                              ==================    ==================

NET LOSS PER SHARE OF COMMON STOCK:
    Basic                                     $          (0.07)            $   (0.45)
                                              ==================    ==================

WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING                           886,213             1,076,951
                                              ==================    ==================



See notes to condensed consolidated financial statements.

                        LOTTERY & WAGERING SOLUTIONS INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                   For the Three     For the Three
                                                                       Months           Months
                                                                       Ended             Ended
                                                                   September 30,       September
                                                                        2004           30, 2003
                                                                 ---------------    ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                            $  (62,773)     $    (489,489)
Adjustments:
  Depreciation and amortization                                        100,273            221,145
   Minority interest                                                   175,972           (120,678)
    Changes in current assets and current liabilities:
     Prepaid and other current assets                                  (16,639)          (183,518)
     Accounts payable, accrued expenses and income tax payable         (20,804)          (236,337)
                                                                 ---------------    ---------------

Net cash provided by (used in) operating activities                    176,029           (808,877)
                                                                 ---------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, equipment and leasehold improvements                         (80,506)           (21,335)
Deposit on Vietnam gaming license                                            -           (250,000)
                                                                 ---------------    ---------------

Net cash used in investing activities                                  (80,506)          (271,335)
                                                                 ---------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock                                             (32,500)           (36,500)
                                                                 ---------------    ---------------

Net cash used by financing activities                                  (32,500)           (36,500)
                                                                 ---------------    ---------------

NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                                                63,023         (1,116,712)

CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD                                              2,769,918          3,521,418
                                                                 ---------------    ---------------

CASH AND CASH EQUIVALENTS,
    END OF PERIOD                                                 $  2,832,941       $  2,404,706
                                                                 ===============    ===============


See notes to condensed consolidated financial statements.

                        LOTTERY & WAGERING SOLUTIONS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(NOTE A) BASIS OF PRESENTATION:

         Lottery & Wagering Solutions Inc. ("LWSI") was incorporated on March 6, 1996 and has adopted a fiscal year ending June 30. The accompanying unaudited condensed consolidated financial statements include the accounts of LWSI, its subsidiaries and joint venture (collectively, the "Company"). Intercompany transactions and balances have been eliminated in consolidation. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for any future interim periods or the year ending June 30, 2005.

         The balance sheet at June 30, 2004 has been derived from the audited consolidated financial statements at that date, but does not include all the information and footnotes required by accounting principles generally accepted in the United States of America. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Form 10-KSB for the year ended June 30, 2004 filed by the Company.

         The subsidiaries Sakhalin General Trading and Investments Ltd. ("SGTI"), Sakhalin City Center Ltd. ("SCC"), The Golden Tulip Leisure A.V.V. ("GTL") and joint venture Suriname Leisure Company A.V.V. ("SLC") are based in Cyprus, the Russian Federation, Suriname and Suriname, respectively. The statutory currencies in the countries of incorporation are respectively the Cyprus Pound, the Russian Rouble and the Suriname Dollar. The reporting currency is the U.S. Dollar.


(NOTE B) THE COMPANY:

         Lottery & Wagering Solutions Inc. ("LWSI") was incorporated under the laws of the State of Delaware on March 6, 1996 as Conserver Corporation of America, changed its name on December 2, 1997 to CCA Companies Incorporated, and on October 1, 2001 changed its name again. The current active business of LWSI (with its subsidiaries, the "Company") is the operation of two gaming casinos in Suriname, one wholly owned and one 50% owned by the Company. The Company is also pursuing the sale of property initially acquired by it for the development of a casino and hotel project in Sakhalin in the Russian Federation on an island north of Japan (the "Sakhalin Project"). In addition, in May 2001, the Company entered into a contract under which, subject to significant pre-acquisition conditions, the Company was to acquire all of the stock of Emerging Market Solutions, Inc., ("EMSI") the sole asset of which is a lottery gaming system contract which grants to EMSI the exclusive right to provide an on-line lottery and sports betting system in Ho Chi Minh City and the Southern Provinces of Vietnam.

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

          Since 1998, the Suriname casino, owned by Suriname Leisure Company A.V.V. ("SLC"), an Aruba joint venture entity 50% owned by the Company, has been operating in the Plaza Hotel located in Paramaribo, the capital of Suriname. The Company's 100% owned Delaware subsidiary, Dorsett Hotel & Resorts, Inc. ("Dorsett") manages the casino. The Company's Suriname casino occupies two leased floors totaling approximately 20,000 square feet in the Plaza Hotel, which is in the center of Paramaribo. The casino has approximately 15 gaming tables, 174 slot machines and a 50-seat restaurant. There are other casinos in Paramaribo some of which compete with the Company for the same local gaming clientele.

         The Suriname casino was constructed by the Company pursuant to an agreement with Parbhoe Handelmij NV ("Parbhoe"), the local company that owned the casino license and which became the 50% owner of the joint venture entity, SLC. In April 1998, SLC entered into a Suriname Casino Management Agreement with Dorsett for fifteen years at a base fee equal to 3% of gross revenues calculated on an annual basis and payable monthly, plus an incentive fee of ten percent of gross operating profits, payable monthly. SLC entered into a lease agreement for the casino premises with Parbhoe, which represented to Dorsett that it was the hotel owner, for fifteen years beginning in February 1998.

         On September 7, 2004, the Company's wholly owned subsidiary, The Golden Tulip Leisure A.V.V., an Aruban entity, ("GTL") entered into a five year agreement with N.V. Trade Centre Suriname ("TCS"), granting GTL the right to use and occupy the existing restaurant, casino and certain office facilities located on several floors of The Golden Tulip Casino, Hotel, Conference and Leisure Center in downtown Paramaribo Suriname. The agreement also gives GTL the exclusive use of the Full Gaming License and Food and Beverage License on behalf of TCS, as well as the right to use the 173 slot machines, 7 gaming tables, and related paraphernalia located on the premises. GTL is required to make monthly payments to TCS of US$40,000 for the lease of the facilities and the use of the licenses and equipment. The agreement may be extended for an additional five year term at the option of GTL. LWSL is not a party to the agreement with TCS, and has not guaranteed the performance or any of the obligations of GTL. GTL commenced operations of its slot machines on September 7, 2004.

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

         Currently $700,000 expended in connection with obtaining the original lease agreement and demolition costs remains on the Company's consolidated balance sheet at September 30, 2004. The Company is continuing to explore alternatives for the sale or other disposition of its remaining interests in the Sakhalin Project.

         In May 2001, the Company entered into a contract to acquire an entity ("EMSI") which held the exclusive right and obligation to supply an on-line lottery and sports lottery system, and to operate it, in Ho Chi Minh City and the Southern provinces of Vietnam. Certain conditions to that contract were not fulfilled, and the Company subsequently determined that it was in its best interests to assign its rights in the contract to a Canadian entity, Pacific Lottery Corporation ("PLC"), and to restructure its investment in the project into common shares of PLC. In a transaction which was consummated as of April 7, 2003, the Company acquired from PLC 7,962,620 of its common shares in satisfaction of indebtedness owed to the Company by PLC at a deemed purchase price of $.30CDN per share. The transaction was part of a debt and equity reorganization of PLC, and a private placement by PLC of its common shares and warrants to a wholly owned subsidiary of Genting International ("Genting") for $4.50 Million CDN. The funds from the private placement are to be exclusively used in connection with the development of the online lottery program in Ho Chi Minh City and the Southern provinces of Vietnam. Securities of PLC are traded on the Canadian Venture Exchange under the symbol TSX-Venture: "LUK".

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

         The Company's Suriname casino joint venture began operations during the 1999 fiscal year. The Company controls the management of the joint venture company and has a 50% equity interest. The casino's operations are consolidated with those of the Company and a minority interest is recorded representing 50% of the accumulated net income generated by the casino which is attributable to the minority interest.

         Casino Revenue - Casino revenue is the net win from gaming activities, which is the difference between gaming wins and losses.

         Cash and Cash Equivalents - The Company considers investments with original maturities of three months or less at the time of purchase to be cash equivalents. At times, cash balances in the Company's bank accounts in the United States may exceed federally insured limits. Uninsured amounts in cash at September 30, 2004 include (i) $915,000 deposited in a U.S. bank investment account under a repurchase agreement fully collateralized by highly rated securities held by the bank and (ii) $698,000 deposited in a national government owned bank in Suriname all of which was frozen in November 2004 pursuant to a garnishee order issued by the Subdistrict Court as a result of new litigation brought by Parbhoe (See Note E, "Commitments and Contingencies"). The Company is required contractually to set aside 2% of the annual revenues of SLC in a segregated bank account to fund the cost of future tangible property replacements. At September 30, 2004, cash set aside for replacements net of expenditures amounted to approximately $94,000.

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

         Investments - The Company accounts for its investment in the common stock of Pacific Lottery ("PLC") at cost. PLC is a development stage company that is traded on the Canadian Venture Exchange. As such, the Company does not recognize any increased value in its PLC shareholding that may result from the market price on the Canadian Venture Exchange.

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

         Impairment of Long-Lived Assets - The Company utilizes SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Under the provisions of this statement, the Company has evaluated its long-lived assets for financial impairment and will continue to evaluate them as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable.

         Foreign Currency Translation - The statutory currencies in the countries in which the Company's subsidiaries are based are the Cyprus Pound, the Russian Rouble, the United States Dollar and the Suriname Dollar. The reporting currency is the United States Dollar.

         Reclassifications - Certain prior year balances have been reclassified to conform to the current period presentation.

(NOTE D)  SLC TAXES:

         SLC pays taxes to the Suriname Government based on a tax rate of 50% of the estimated net taxable income calculated pursuant to the Suriname Hazard Games Act of 1962. During the three months ended September 30, 2004, SLC did not accrue for any additional income taxes. Based on its estimate of taxes payable through and including the three months ended September 30, 2004, SLC has determined that accruals provided for in prior periods are sufficient to fully cover the current quarter as well. During the three months ended September 30, 2003, SLC incurred a net loss and did not accrued for income taxes. Additionally, in January 2003, the Suriname government began assessing a new monthly property tax on slot machines and gaming tables used in casino operations. The monthly taxes at current exchange rates are approximately $143 per slot machine and between $1,070 and $1,420 per gaming table. The monthly casino taxes are deductible in computing the net taxable income of the Suriname casino. The monthly fees will be subject to change as the exchange rate fluctuates and as additions or reductions in the numbers of slot machines and gaming tables being operated by the Suriname casino occur.


(NOTE E)  COMMITMENTS AND CONTINGENCIES:

         On July 30, 2003, the Cantonal Court in Suriname issued an order evicting SLC from the premises it occupies in the Plaza Hotel and from which it conducted all of its casino operations. The Court ruled that Stichting Dim (Dim Foundation) ("Dim") the plaintiff in the eviction proceeding which took title to the Hotel through a mortgage foreclosure, was not bound by the 1998 casino lease between SLC and Parbhoe, as Parbhoe did not hold registered title to the premises. SLC appealed the decision, and on July 16, 2004, the High Court of Justice in Suriname denied Dim's request and "annulled" the order of eviction. The High Court of Justice determined that the Cantonal Court could not properly issue such an eviction order in a summary or "Kort Geding" proceeding because the consequences thereof could not be adequately considered by such Court, and that a full proceeding was necessary to properly determine the rights and interests of the parties. In August 2004, Dim commenced a new summary proceeding in the Subdistrict Court before Judge Veldema again seeking eviction of SLC from the Plaza Hotel. Dim claims that a regulation requiring all holders of gaming licenses to start operations in six months, which became effective on August 20, 2004, justifies consideration of such a summary proceeding because Dim claims it may lose its license if it does not urgently obtain the whole building. On November 11, 2004, the Subdistrict Court issued a new order evicting SLC from its premises at the Plaza Hotel by January 1, 2005. The Company is seeking to stay this order while it appeals the decision on, among other grounds, the recent holding by the High Court of Justice issued on July 16, 2004 annulling the prior eviction order given by the Subdistrict Court.

         In October 2004, Parbhoe instituted a new proceeding in Suriname against SLC, Dorsett, Jeffrey Clague and the Company. Parbhoe alleged that it was owed US$ 8,039,588 in damages as a result of the alleged failure of the defendants to pay dividends, management and incentive fees, interest, rent and certain profits under the Casino Management Agreement and the Joint Venture Agreement; the wrongful payment of certain management and incentive fees to Dorsett; and for damages alleged to be due as a result of delays in opening the casino in 1999. At the inception of the lawsuit Parbhoe petitioned the court for a garnishee order and obtained from Judge Veldema of the Subdistrict Court an ex parte order pursuant to which certain bank accounts totaling approximately $742,000 were frozen and the movable assets of the defendants were inventoried. The court Bailiff also seized approximately $42,000 from the cash desk of the casino which has been placed into the protection of the court. The defendants have responded to Parbhoe's claims and have asked the court to rule on an expedited basis to lift its garnishee order due to the imposition of the garnishments. The Company anticipates a ruling on this motion on November 17, 2004. The Company believes these claims are without foundation, duplicative of claims made by Parbhoe in other pending litigation, and in any event, subject to arbitration pursuant to the joint venture agreement entered into between the Company and Parbhoe. The Company intends to vigorously defend this lawsuit.

         As there was no assurance that the appeal in the first summary proceeding case brought by DIM would be successful, the Company through its subsidiaries sought alternative locations in Paramaribo to relocate its casino operations. SLC has recently filed an action against Parbhoe seeking damages of US $694,000, incurred as a result of the eviction proceeding and related matters.

         If the Company were required to relocate the Suriname Casino to a different location, it will have to design and set up infrastructure, incur additional relocation costs associated with removal, transportation and installation of equipment, leasehold improvements, advertising and all other costs associated with relocation and statutory costs associated with the set up of operations at a new location. The Company may also need to terminate the employment of some or all of its existing staff and pay them compensation based upon the labor laws in Suriname. In addition, there is the potential for a full or partial impairment, depending on the outcome of the court proceedings, of the leasehold improvements in SLC, which have a net book value of approximately $2,698,000 at September 30, 2004.

         In a series of cases in Suriname commencing in July 2001, Parbhoe initiated garnishment and other proceedings in the name of SLC against Dorsett and Mr. Clague, the General Manager, claiming that Dorsett was transferring SLC's money illegally, that Clague was not authorized to act as General Manager, and that Dorsett and Clague owe to SLC US $4,152,254. The garnishments were lifted in summary proceedings which are currently on appeal. The Company believes there is no substance to the claims. The Suriname attorneys for the Company are of the opinion that because Parbhoe was not authorized to initiate legal action in the name of SLC, SLC was not legally authorized to commence these proceedings, and that the cases are likely to be dismissed.

         SLC is engaged in other legal proceedings in Suriname in which SLC seeks to recover approximately $315,000 in rental payments which were made to Parbhoe. According to a decision of the district commissioner, rendered July 28, 2000, such payments were in excess of the maximum rentals permitted by law. In conformity with this decision, SLC thereafter paid Parbhoe a monthly rental of $3,200 rather than $17,000, the rent stipulated in the lease. SLC is also a party to a lawsuit against Parbhoe seeking from Parbhoe approximately $360,000 which SLC advanced for facilities and improvements to the hotel where the casino operates which were contractually the responsibility of Parbhoe. Parbhoe has counterclaimed in each of these proceedings seeking dissolution of the lease and alleging it is due payment of back rent in the amount of $484,000. Management of the Company is vigorously contesting these counterclaims.

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

RESULTS OF OPERATIONS

               Comparison of Three Months Ended September 30, 2004
                    to Three Months Ended September 30, 2003

         Net Loss. The Company incurred a net loss of $62,773, or $.07 per share, for the three months ended September 30, 2004, as compared to a loss of $489,489, or $0.45 per share, for the three months ended September 30, 2003. The decrease in loss during the current year's period resulted primarily from significantly increased revenues and operating income at the Suriname casino as described below.

         Revenues. During the three months ended September 30, 2004, the Company had revenues of $1,559,162 of which $1,453,348 was generated by the Suriname Palace casino and $105,814 was generated by the Golden Tulip casino operated by the Company since September 7, 2004. For the three months ended September 30, 2003, the Company had revenues of $1,032,367 which was generated by the Suriname Palace casino. The uncertainty created by the July 30, 2003 eviction decision coupled with the harassment of casino customers and other disruptions caused by guests of the Plaza hotel occurring right after the takeover of the hotel by its new owners caused attendance at the casino to significantly decrease during the prior year's quarter resulting in significantly reduced revenues during such quarter. Attendance has since increased and the casino revenues were 41% higher during the current period's quarter as a result.

         Marketing, General and Administrative Expenses. Marketing, general and administrative expenses were $898,232 for the three months ended September 30, 2004 consisting primarily of $607,257 related to operating expenses of the Suriname Palace casino, $86,394 related to operating expenses of the Golden Tulip casino, and $204,581 for general corporate overhead. For the three months ended September 30, 2003, marketing, general and administrative expenses were $1,125,285 of which $278,643 related to general corporate overhead and $846,642 related to operating expenses at the Suriname Palace casino. The decrease of approximately $239,000 or 28% during the current period in the Suriname Palace casino operating expenses is primarily attributable to (i) a reduction in depreciation costs of approximately $121,000 as a result of many 5-year assets being fully depreciated prior to the current quarter, and (ii) decreased legal fees, security and other outside services. General corporate overhead decreased by $74,062 or 27% primarily due to reduced consulting, legal and professional fees.

         Salaries and Bonuses. Salaries and bonuses were $548,118 for the three months ended September 30, 2004 as compared to $518,450 for the three months ended September 30, 2003. The increase of $29,668 or 6% in the current year's quarter is in large part due to payroll expenses of approximately $18,000 incurred at the Golden Tulip casino which the Company began operating September 7, 2004.

          Minority Interest. The Company has management control of SLC in which it owns a 50% equity interest. As such, the Suriname casino's operations are consolidated with those of the Company and a minority interest is recorded for the 50% interest held by the Company's joint venture partner. During the three months ended September 30, 2004, SLC generated net income of $351,943 after deduction for management fees earned by the Company. As a result, the Company recorded a minority interest equal to 50% of such amount, or $175,972. For the three months ended September 30, 2003, SLC generated a net loss of $241,356 after deduction for management fees earned by the Company and the Company recorded a reduction to minority interest equal to 50% of such amount, or $120,678.

         Foreign Income Taxes. SLC pays taxes to the Suriname Government based on a tax rate of 50% of the estimated net taxable income calculated pursuant to the Suriname Hazard Games Act of 1962. During the three months ended September 30, 2004, SLC did not accrue for any additional income taxes. Based on its estimate of taxes payable through and including the three months ended September 30, 2004, SLC has determined that accruals provided for in prior periods are sufficient to fully cover the current quarter as well. During the three months ended September 30, 2003, SLC incurred a net loss and did not accrued for income taxes.


LIQUIDITY AND CAPITAL RESOURCES

         Since August 1999, the Company's almost sole recurring source of cash, exclusive of loans and securities sales, was the cash payments from SLC which is the joint venture entity that owns the Suriname casino. Cash payments from SLC to LWSI, Parbhoe or their affiliates are made by SLC, under the management control of Dorsett, the Company's subsidiary, according to a cash allocation priority established under the parties' Joint Venture Agreement. Such payments were initially allocated to management fees and the repayment of construction and other loans and interest. As of September 30, 2004, all loans have been repaid by SLC in full and all distributions are currently first used to pay management fees to Dorsett and then are to be distributed equally to the two venture partners. Significant disputes and litigation have arisen between Parbhoe and the Company and its affiliates, and a Suriname Court has held the lease agreement to be unenforceable by SLC, a decision which was annulled on appeal, but remains at issue in a new legal proceeding commenced by Dim in August 2004, in which on November 11, 2004, the lower court issued a new order of eviction of SLC from its premises at the Plaza Hotel. In another new lawsuit, commenced by Parbhoe in October 2004, Parbhoe seeks damages from the Company and its affiliates of US$ 8,039,588. Parbhoe obtained ex parte garnishment orders freezing certain bank accounts totaling approximately $742,000 and other property of SLC at the commencement of this lawsuit. (See Note E above and Part II, Item 1, infra.) The court Bailiff also seized approximately $42,000 from the cash desk of the casino which has been placed into the protection of the court. Such disputes and litigation, and the manner in which they are resolved, may materially adversely affect the cash flow of the Company.

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

         On September 30, 2004, the Company had approximately $2,833,000 in cash or cash equivalents on hand. The current liabilities reflected on the balance sheet of the Company as of September 30, 2004 are approximately $3,746,000. Approximately $2,733,000 of such liabilities relates to amounts the Company has recorded as payable to Parbhoe. The Company believes it has significant offsets against these liabilities (see "Note E to the Financial Statements"), and that therefore it has adequate cash reserves for its operations for the next twelve months.

         Off-Balance Sheet Arrangements. The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

SUBSEQUENT EVENTS

         On November 11, 2004, the Cantonal Court of Suriname ordered SLC evicted from its premises at the Plaza Hotel by January 1, 2005, in a summary proceeding commenced in August, 2004 by Dim against SLC. The Company is seeking to stay this new order of eviction pending appeal.

         In October 2004, Parbhoe instituted a new proceeding in Suriname against SLC, Dorsett, Jeffrey Clague and the Company. Parbhoe alleged that it was owed US$ 8,039,588 as a result of the alleged failure of the defendants to pay dividends, management and incentive fees, interest, rent and certain profits under the Casino Management Agreement and the Joint Venture Agreement; the wrongful payment of certain management and incentive fees to Dorsett; and for damages alleged to be due as a result of delays in opening the casino in 1999. The Company believes these claims are without foundation and duplicative of claims made by Parbhoe in other pending litigation. The Company intends to vigorously defend this lawsuit.

         See (Note E) "Commitments and Contingencies" to the financial statements included herein for a complete description of the litigation involved in these two recent cases.


ITEM 3.      CONTROLS AND PROCEDURES

         An evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13(a) - 15(e) and 15(d) - 15(e)) as at the end of the fiscal quarter on September 30, 2004, show such controls and procedures to be adequate. No significant changes in such controls or other factors has occurred since the date of such evaluation.

                           PART II. OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

         On November 11, 2004, Judge Veldema of the Cantonal Court of Suriname ordered SLC evicted from its premises at the Plaza Hotel by January 1, 2005, in a summary proceeding commenced in August, 2004 by Dim against SLC. The Court issued this order notwithstanding the fact that the High Court of Justice, the highest court in Suriname, on July 16, 2004 had annulled an earlier eviction order in a summary proceeding commenced by Dim in July, 2003. The High Court of Justice held that such an order could not properly be issued without a full proceeding. The Company is seeking to stay this new order of eviction pending appeal.

         In October 2004, Parbhoe instituted a new proceeding in Suriname against SLC, Dorsett, Jeffrey Clague and the Company. Parbhoe alleged that it was owed US$ 8,039,588 as a result of the alleged failure of the defendants to pay dividends, management and incentive fees, interest, rent and certain profits under the Casino Management Agreement and the Joint Venture Agreement; the wrongful payment of certain management and incentive fees to Dorsett; and for damages alleged to be due as a result of delays in opening the casino in 1999. At the inception of the lawsuit Parbhoe petitioned the court for a garnishee order and obtained from Judge Veldema of the Subdistrict Court an ex parte order pursuant to which certain bank accounts totaling approximately $742,000 were frozen and the movable assets of the defendants were inventoried. The court Bailiff also seized approximately $42,000 from the cash desk of the casino which has been placed into the protection of the court. The defendants have responded to Parbhoe's claims and have asked the court to rule on an expedited basis to lift its garnishee order due to the imposition of the garnishments. The Company anticipates a ruling on this motion on November 17, 2004. The Company believes these claims are without foundation, duplicative of claims made by Parbhoe in other pending litigation, and in any event, subject to arbitration pursuant to the joint venture agreement entered into between the Company and Parbhoe. The Company intends to vigorously defend this lawsuit.

         See (Note E) "Commitments and Contingencies" to the financial statements included herein for a description of other litigation pending in Suriname.


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits:

         31.1 Certification of principal executive officer pursuant to Rule 15d-14(a).*

         31.2 Certification of principal financial officer pursuant to Rule 15d-14(a).*

         32.1     Certification of Chief Executive Officer pursuant to 18 U.S.C
                  Section 1350.*

         32.2     Certification of Chief Financial Officer pursuant to 18 U.S.C.
                  Section 1350.*

         * Filed herewith

(b) Reports on Form 8-K:

                  On September 16, 2004, the registrant filed a Current Report on Form 8-K with respect to a press release announcing that a subdivision of the Company entered into a lease agreement for the conduct of certain casino operations in Suriname, and that the Suriname Court of Justice had annulled the lower court's order of eviction of the Company's joint venture entity from the premises where it conducts its casino operations.




                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  LOTTERY & WAGERING SOLUTIONS INC.
                                           (Registrant)



Date:  November 15, 2004          By:  /s/ Dallas R. Dempster
                                      -----------------------------------------
                                           Dallas R. Dempster
                                           Chief Executive Officer and President


                                  By:  /s/ Miles R. Greenberg
                                      -----------------------------------------
                                           Miles R. Greenberg
                                           Chief Financial Officer