Form 10QSB
period 2004-12-31
LOTTERY & WAGERING SOLUTIONS INC
filed 2005-03-24
CIK 1026671

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                  _____________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

                           Commission File No. 0-22191

                        LOTTERY & WAGERING SOLUTIONS INC.
            --------------------------------------------------------
             (Exact Name of Registrant as specified in its Charter)

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

                                       N/A
              ----------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if changed Since Last Report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [ ] No [X]

         State the number of shares outstanding of the issuer's classes of common equity, as of the latest practicable date.

                Class                         Outstanding at March 22, 2005
               -------                        ------------------------------
     Common Stock, $.001 par value                  879,996 shares


         Transitional Small Business Disclosure Format (check one):

                                Yes [ ] No [ X ]

         This Quarterly Report on Form 10-QSB contains "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this document regarding the Company's strategies, plans, objectives, expectations, and future operating results are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable at this time, it can give no assurance that such expectations will prove to have been correct. Factors that impact such forward looking statements include, among others, risk factors included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2004 and other filings with the Securities and Exchange Commission.
         FUTURE RESULTS ARE ANTICIPATED TO VARY MATERIALLY FROM THOSE DISCLOSED HEREIN AS A RESULT OF THE EVICTION ON JANUARY 1, 2005 OF THE COMPANY'S JOINT VENTURE SUBSIDIARY IN SURINAME FROM WHICH IT CONDUCTED SUBSTANTIALLY ALL OF ITS CASINO OPERATIONS AND FROM WHICH THE COMPANY DERIVED SUBSTANTIALLY ALL OF ITS CASH FLOW AND THE CONSEQUENT DECISION OF THE BOARD OF DIRECTORS TO TERMINATE ALL OF THE COMPANY'S OPERATIONS IN SURINAME (SEE "NOTE B" TO THE FINANCIAL STATEMENTS) AND THE UNCERTAINTY OF THE PENDING LITIGATION IN SURINAME.


                              INDEX TO FORM 10-QSB

PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2004
         and December 31, 2004 (unaudited)...................................1

Condensed Consolidated Statements of Operations for the Three
         Months ended December 31, 2004 (unaudited) and
         the Three Months ended December 31, 2003 (unaudited)................2

Condensed Consolidated Statements of Cash Flows for the Three
         Months ended December 31, 2004 (unaudited) and the Three
         Months ended December 31, 2003 (unaudited)..........................3

Notes to Condensed Consolidated Financial Statements.........................4

Item 2.       Management's Discussion and Analysis or Plan of Operation.....12

Item 3.       Controls and Procedures.......................................15

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings.............................................16

Item 5.       Other Information ............................................16

Item 6.       Exhibits and Reports .........................................16

SIGNATURES .................................................................16

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        LOTTERY & WAGERING SOLUTIONS INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     December 31,            June 30,
ASSETS                                                                   2004                  2004
                                                                  -------------------    ------------------
                                                                     (Unaudited)
CURRENT ASSETS:
Cash and cash equivalents                                                $   783,431           $ 1,067,276
Prepaid and other current assets                                               1,354                 9,252
Assets of discontinued operations                                          2,453,983             1,860,006
                                                                  -------------------    ------------------
     Total current assets                                                  3,238,768             2,936,534

Sakhalin property held for sale                                              700,000               700,000
Investment in PLC                                                          1,271,472             1,271,472
Other assets                                                                   5,000                 5,000
Assets of discontinued operations                                            210,867             3,231,349
                                                                  -------------------    ------------------

     TOTAL                                                               $ 5,426,107           $ 8,144,355
                                                                  ===================    ==================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses                                    $    98,922              $ 84,808
Liabilities of discontinued operations                                     4,843,331             3,445,720
                                                                  -------------------    ------------------
    Total current liabilities                                              4,942,253             3,530,529
                                                                  -------------------    ------------------

Minority interest in discontinued operations                               (750,849)             1,248,115


STOCKHOLDERS' EQUITY:
Preferred stock, par value $.01, 5,000,000 shares
     authorized, no shares issued and outstanding
Common stock, par value $.001; 50,000,000 shares
     authorized; 879,996 shares and 905,996 shares issued and
     outstanding at December 31, 2004 and June 30, 2004,
     respectively                                                                880                   906
Additional paid-in capital                                                48,112,920            48,112,920
Accumulated deficit                                                      (46,879,097)          (44,748,115)
                                                                  -------------------    ------------------
     Total stockholders' equity                                            1,234,703             3,365,711
                                                                  -------------------    ------------------

     TOTAL                                                               $ 5,426,107          $  8,144,355
                                                                  ===================    ==================



See notes to condensed consolidated financial statements.

                        LOTTERY & WAGERING SOLUTIONS INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   For the Three       For the Three          For the               For
                                                      Months              Months            Six Months              the
                                                       Ended               Ended               Ended            Six Months
                                                   December 31,        December 31,        December 31,       Ended December
                                                       2004                2003                2004              31, 2003
                                                  ----------------    ----------------    ----------------    ----------------

REVENUES                                           $          -        $          -           $         -     $           -

OPERATING EXPENSES:
  General and administrative                            189,130             190,375               393,711           469,018
  Salaries and bonuses                                  142,330             151,384               287,796           286,148
                                                  ----------------    ----------------    ----------------    ----------------

LOSS FROM CONTINUING OPERATIONS                        (331,460)           (341,759)             (681,507)         (755,166)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS:          (1,704,277)            104,404            (1,417,003)           28,321
                                                  ----------------    ----------------    ----------------    ----------------

NET LOSS                                            $(2,035,737)         $ (237,355)          $(2,098,510)      $  (726,845)
                                                  ================    ================    ================    ================

LOSS PER SHARE OF COMMON STOCK:
     Basic and diluted
       Loss from continuing operations             $       (.38)           $   (.33)              $  (.77)      $      (.71)
       Income (loss) from discontinued
         operations                                       (1.93)                .10                 (1.61)              .03
                                                  ----------------    ----------------    ----------------    ----------------
NET LOSS PER SHARE                                  $     (2.31)         $    (0.23)             $  (2.38)      $     (0.68)
                                                  ================    ================    ================    ================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND
    COMMON SHARE EQUIVALENTS OUTSTANDING
          Basic and diluted                             879,996           1,046,965               883,105         1,061,958
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

                                                   LOTTERY & WAGERING SOLUTIONS INC.

                                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                              (UNAUDITED)


                                                            For the Three      For the Three         For the           For the
                                                                Months            Months           Six Months         Six Months
                                                                Ended              Ended              Ended              Ended
                                                             December 31,      December 31,       December 31,        December 31,
                                                                 2004              2003               2004                2003
                                                            ---------------   ----------------    --------------    --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                      $ (2,035,737)       $  (237,355)      $(2,098,510)     $   (726,845)
 Adjustments:
  Loss (income) from discontinued operations                     1,704,277           (104,404)        1,417,003           (28,321)
  Changes in current assets and current liabilities:
     Prepaid and other current assets                               15,250            (16,000)            7,898           (16,000)
     Accounts payable and accrued expenses                          29,889            (18,449)           14,114           (18,225)
                                                            ---------------   ----------------    --------------    --------------
       Net cash used by continuing operations                     (286,321)          (376,208)         (659,495)         (789,391)

       Net cash provided by discontinued operations                153,334            369,715           493,840           797,028
                                                            ---------------   ----------------    --------------    --------------
Net cash provided by (used in) operating activities               (132,987)            (6,493)         (165,655)            7,637
                                                            ---------------   ----------------    --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Project development costs and other assets                                            (25,000)                            (25,000)
Deposit on Vietnam gaming license                                                                                        (250,000)
                                                            ---------------   ----------------    --------------    --------------
       Net cash used by continuing operations                            -            (25,000)                -          (275,000)

       Net cash used by discontinued operations                     (5,184)              (715)          (85,690)          (22,070)
                                                            ---------------   ----------------    --------------    --------------
Net cash used in investing activities                               (5,184)           (25,715)          (85,690)         (297,070)
                                                            ---------------   ----------------    --------------    --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock                                               -            (80,000)          (32,500)         (116,500)
                                                            ---------------   ----------------    --------------    --------------
Net cash used in financing activities                                    -            (80,000)          (32,500)         (116,500)
                                                            ---------------   ----------------    --------------    --------------
NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                                          (138,171)          (112,208)         (283,845)         (405,933)
CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD                                            921,602          1,210,119         1,067,276         1,503,844
                                                             --------------    ---------------    --------------    --------------
CASH AND CASH EQUIVALENTS,
    END OF PERIOD                                                $ 783,431       $  1,097,911         $ 783,431       $ 1,097,911
                                                            ===============   ================    ==============    ==============


See notes to condensed consolidated financial statements.

                        LOTTERY & WAGERING SOLUTIONS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(NOTE A) BASIS OF PRESENTATION:

         Lottery & Wagering Solutions Inc. ("LWSI") was incorporated on March 6, 1996 and has adopted a fiscal year ending June 30. The accompanying unaudited condensed consolidated financial statements include the accounts of LWSI, its subsidiaries and joint venture (collectively, the "Company"). Intercompany transactions and balances have been eliminated in consolidation. The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and six month periods ended December 31, 2004 are not necessarily indicative of the results that may be expected for any future interim periods or the year ending June 30, 2005.

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


(NOTE B) THE COMPANY:

         Lottery & Wagering Solutions Inc. ("LWSI") was incorporated under the laws of the State of Delaware on March 6, 1996 as Conserver Corporation of America, changed its name on December 2, 1997 to CCA Companies Incorporated, and on October 1, 2001 changed its name again. Through December 31, 2004, the active business of LWSI (with its subsidiaries, the "Company") was the operation of two gaming casinos in Suriname, one wholly owned and one 50% owned by the Company. On January 1, 2005, SLC, an Aruba corporation fifty percent owned by the Company, was evicted from the premises which it leased and operated a casino in the Plaza Hotel in Paramaribo, Suriname. Additionally, the Company entered into a Stock Purchase and Sale Agreement dated February 21, 2005, for the sale of all of the shares of capital stock owned by the Company in GTL, an Aruba corporation which leased and operated a casino in the Golden Tulip Casino Hotel, Conference and Leisure Center in Paramaribo, Suriname.

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

          Since 1998, the Suriname Palace casino, owned by SLC, an Aruba joint venture 50% owned by the Company, had been operating in the Plaza Hotel located in Paramaribo, the capital of Suriname. The Company's 100% owned Delaware subsidiary, Dorsett Hotels & Resorts, Inc. ("Dorsett") had managed the casino. The Suriname casino occupied two leased floors totaling approximately 20,000 square feet in the Plaza Hotel, which is in the center of Paramaribo, and had operated a casino with approximately 15 gaming tables, 174 slot machines and a 50-seat restaurant.

         The Suriname casino was constructed by the Company pursuant to an agreement with Parbhoe Handelmij NV ("Parbhoe"), the local company that owned the casino license and which became the 50% owner of the joint venture entity, SLC. In April 1998, SLC entered into a Suriname Casino Management Agreement with Dorsett for fifteen years at a base fee equal to 3% of gross revenues calculated on an annual basis and payable monthly, plus an incentive fee of ten percent of gross operating profits, payable monthly. SLC entered into a Lease Agreement for the casino premises with Parbhoe, which represented to Dorsett that it was the hotel owner, for fifteen years beginning in February 1998 (the "Lease"). Through December 31, 2004, the operations of this casino, including the management fees paid to Dorsett, have generated substantially all of the cash flow of the Company. On January 1, 2005, SLC was evicted from the premises which it leased from Parbhoe in the Plaza Hotel under the Lease Agreement.

         On July 30, 2003, the Cantonal Court in Suriname had issued an order evicting SLC from the premises it occupies in the Plaza Hotel. The Court ruled that Stichting Dim (Dim Foundation) ("Dim") the plaintiff in the eviction proceeding which took title to the Hotel through a mortgage foreclosure, was not bound by the Lease, as Parbhoe did not hold registered title to the premises. SLC appealed the decision, and on July 6, 2004, the High Court of Justice in Suriname denied Dim's request and "annulled" the order of eviction. The High Court of Justice determined that the Cantonal Court could not properly issue such an eviction order in a summary or "Kort Geding" proceeding because the consequences thereof could not be adequately considered by such Court, and that a full proceeding was necessary to properly determine the rights and interests of the parties. In August 2004, Dim commenced a new summary proceeding in the Subdistrict Court again seeking eviction of SLC from the Plaza Hotel. Dim claimed that a regulation requiring all holders of gaming licenses to start operations in six months, which became effective on August 20, 2004, justified consideration of such a summary proceeding because Dim claimed it may lose its license if it did not urgently obtain the whole building. On November 11, 2004, the Subdistrict Court issued a new order evicting SLC from its premises at the Plaza Hotel by January 1, 2005. Although SLC immediately appealed this judgment, and sought a provisional remedy to stay its enforcement until the appeal could be heard, through a series of procedural motions, the plaintiffs delayed any rulings by the appellate court on the stay application, and the eviction took place. The Company has removed from the Hotel and placed in storage its movable equipment, including kitchen equipment, slot machines and other gambling equipment and gaming tables.

         On September 7, 2004, GTL entered into a five year agreement with N.V. Trade Centre Suriname ("TCS"), granting GTL the right to use and occupy the existing restaurant, casino and certain office facilities located on several floors of The Golden Tulip Casino, Hotel, Conference and Leisure Center in downtown Paramaribo Suriname. The agreement also gives GTL the exclusive use of the Full Gaming License and Food and Beverage License on behalf of TCS, as well as the right to use the 173 slot machines, 7 gaming tables, and related paraphernalia located on the premises. GTL is required to make monthly payments to TCS of US$40,000 for the lease of the facilities and the use of the licenses and equipment. The agreement may be extended for an additional five year term at the option of GTL. LWSL is not a party to the agreement with TCS, and has not guaranteed the performance or any of the obligations of GTL. GTL commenced operations of its slot machines on September 7, 2004.

         In February 2005, the Board of Directors adopted a resolution committing the Company to terminate its operations in Suriname, and to formulate a plan for the orderly disposition of its assets involved in such operations. Such action was taken primarily as a result of an evaluation of various consequences arising out of the eviction of SLC on January 1, 2005. Although an appeal of the eviction is still pending, which if successful could result in indemnification to SLC for its losses, the Board concluded that termination of operations was in the Company's best interests because of the lack of success of the Company's extensive efforts to identify and obtain a suitable alternative site in Suriname, the physical safety of the executives and staff, the uncertainties of the litigation process in Suriname, as well as other factors. Consistent with the Board's decision to terminate the Suriname operations, the Company entered into a Stock Purchase and Sale Agreement dated February 21, 2005, with a local Surinamese businessman for the sale of all of its shares of capital stock in GTL for $500,000.

         As a result of the Board's decision to terminate all operations in Suriname, and hence all of the Company's current casino operations, the financial statements of the Company reflect all assets, liabilities and results of operations of SLC and GTL as discontinued operations. All assets of SLC which have become impaired as a result of the eviction have been reserved for at December 31st, 2004 including approximately $2,600,000 of leasehold improvements and $500,000 of property and other assets. The Company has also set up a reserve for estimated future expenditures of $1,200,000.

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

         Currently $700,000 expended in connection with obtaining the original lease agreement and demolition costs remains on the Company's consolidated balance sheet at December 31, 2004. The Company is continuing to explore alternatives for the sale or other disposition of its remaining interests in the Sakhalin Project.

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

         The Company's Suriname casino joint venture began operations during the 1999 fiscal year. The Company controls the management of the joint venture company and has a 50% equity interest. The casino's operations are consolidated with those of the Company and a minority interest is recorded representing 50% of the accumulated net income generated by the casino which is attributable to the minority interest. This amount is included in discontinued operations.

         Cash and Cash Equivalents - The Company considers investments with original maturities of three months or less at the time of purchase to be cash equivalents. At times, cash balances in the Company's bank accounts in the United States may exceed federally insured limits. Uninsured amounts in cash at December 31, 2004 includes $753,000 deposited in a U.S. bank investment account under a repurchase agreement fully collateralized by highly rated securities held by the bank.

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

         Investments - The Company accounts for its investment in the common stock of Pacific Lottery ("PLC") at lower of cost or market. PLC is a development stage company that is traded on the Canadian Venture Exchange.

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

         Impairment of Long-Lived Assets - The Company utilizes SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Under the provisions of this statement, the Company has evaluated its long-lived assets for financial impairment and will continue to evaluate them as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. The Sakhalin property held for sale is recorded at $700,000, which is the lower of cost or fair value, less cost to sell. The fair value of the asset has been determined to be $800,000, and the cost to sell was estimated at $100,000.

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

(NOTE D)  COMMITMENTS AND CONTINGENCIES:

         On July 30, 2003, the Cantonal Court in Suriname issued an order evicting SLC from the premises it occupies in the Plaza Hotel. The Court ruled that Stichting Dim (Dim Foundation) ("Dim") the plaintiff in the eviction proceeding which took title to the Hotel through a mortgage foreclosure, was not bound by the Lease, as Parbhoe did not hold registered title to the premises.

SLC appealed the decision, and on July 6, 2004, the High Court of Justice in Suriname denied Dim's request and "annulled" the order of eviction. The High Court of Justice determined that the Cantonal Court could not properly issue such an eviction order in a summary or "Kort Geding" proceeding because the consequences thereof could not be adequately considered by such Court, and that a full proceeding was necessary to properly determine the rights and interests of the parties. In August 2004, Dim commenced a new summary proceeding in the Subdistrict Court again seeking eviction of SLC from the Plaza Hotel. Dim claimed that a regulation requiring all holders of gaming licenses to start operations in six months, which became effective on August 20, 2004, justified consideration of such a summary proceeding because Dim claimed it may lose its license if it did not urgently obtain the whole building. On November 11, 2004, the Subdistrict Court issued a new order evicting SLC from its premises at the Plaza Hotel by January 1, 2005. Although SLC immediately appealed this judgment, and sought a provisional remedy to stay its enforcement until the appeal could be heard, through a series of procedural motions, the plaintiffs delayed any rulings by the appellate court on the stay application, and the eviction took place. The Company has removed from the Hotel and placed in storage its movable equipment, including kitchen equipment, slot machines and other gambling equipment and gaming tables. Although an appeal of the eviction is still pending, which if successful could result in indemnification to SLC for its losses, the Board concluded that termination of operations was in the Company's best interests because of the lack of success of the Company's extensive efforts to identify and obtain a suitable alternative site in Suriname, the physical safety of the executives and staff, the uncertainties of the litigation process in Suriname, as well as other factors.

         In October 2004, Parbhoe instituted a new proceeding in Suriname against SLC, Dorsett, Jeffrey Clague and the Company. Parbhoe alleged that it was owed US$ 8,039,588 in damages as a result of the alleged failure of the defendants to pay dividends, management and incentive fees, interest, rent and certain profits under the Casino Management Agreement and the Joint Venture Agreement; the wrongful payment of certain management and incentive fees to Dorsett; and for damages alleged to be due as a result of delays in opening the casino in 1999. At the inception of the lawsuit Parbhoe petitioned the court for a garnishee order and obtained from Judge Veldema of the Subdistrict Court an ex parte order pursuant to which certain bank accounts totaling approximately $742,000 were frozen and the movable assets of the defendants were inventoried. The court Bailiff also seized approximately $42,000 from the cash desk of the casino which has been placed into the protection of the court. The defendants responded to Parbhoe's claims and asked the court to rule on an expedited basis to lift its garnishee order due to the imposition of the garnishments, to which the court ruled in the defendants favor and lifted the garnishments. The Company believes these claims are without foundation, duplicative of claims made by Parbhoe in other pending litigation, and in any event, subject to arbitration pursuant to the joint venture agreement entered into between the Company and Parbhoe. The Company intends to vigorously defend this lawsuit.

         As there was no assurance that the appeal in the first summary proceeding case brought by DIM would be successful, the Company through its subsidiaries sought alternative locations in Paramaribo to relocate its casino operations. SLC filed an action against Parbhoe seeking damages of US $694,000, incurred as a result of the eviction proceeding and related matters.

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

         SLC is also involved in other routine litigation currently pending in Suriname. The Company does not believe that such litigation will have a significant impact on its results of operations and liquidity or on its financial statements taken as a whole.

(NOTE E)  DISCONTINUED OPERATIONS:

         As a result of the Board's decision to terminate all operations in Suriname, and hence all of the Company's current casino operations, the financial statements of the Company reflect all assets, liabilities and results of operations of SLC and GTL as discontinued operations. The table below represents the breakdown of the income (loss) from discontinued operations. For an explanation and description of the items listed in the table, please see "Results of Operations" in "Item 2, Managements Discussion and Analysis or Plan of Operation" contained herein below.



                                                   For the Three       For the Three          For the               For
                                                      Months              Months            Six Months              the
                                                       Ended               Ended               Ended            Six Months
                                                   December 31,        December 31,        December 31,       Ended December
                                                       2004                2003                2004              31, 2003
                                                  ----------------    ----------------    ----------------    ----------------
INCOME (LOSS) FROM DISCONTINUED OPERATIONS:
  Income (loss) from operating activities               673,688             130,775            1,136,934            (65,986)
  Reserve for impairment of assets                   (3,098,442)                  -           (3,098,442)                 -
  Reserve for estimated future expenses              (1,200,000)                  -           (1,200,000)                 -
  Minority interest                                   1,920,477             (26,371)           1,744,505             94,307
                                                  ----------------    ----------------    ----------------    ----------------
                                                     (1,704,277)            104,404           (1,417,003)            28,321


ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion and analysis of significant factors affecting the Company's operating results and liquidity and capital resources should be read in conjunction with the accompanying financial statement and related notes.

RESULTS OF OPERATIONS

               Comparison of Three Months Ended December 31, 2004
                     to Three Months Ended December 31, 2003

         Net Loss. The Company generated a net loss of $2,035,737, or $2.31 per share, for the three months ended December 31, 2004, as compared to a net loss of $237,355, or $0.23 per share, for the three months ended December 31, 2003. The greater loss during the current year's period resulted primarily from (i) the recording of a reserve for the impairment of Suriname casino assets caused by the eviction of SLC from the premises where it operated and (ii) the reserve for estimated future expenditures recorded by the Company as a result of the Board's decision to terminate all operations in Suriname and account for such results as discontinued operations.

         General and Administrative Expenses. For the three months ended December 31, 2004, general and administrative expenses were $189,130 representing general corporate overhead. General and administrative expenses remained relatively constant and were $190,375 for the three months ended December 31, 2003.

         Salaries and Bonuses. Salaries and bonuses remained relatively constant and were $142,330 for the three months ended December 31, 2004 as compared to $151,384 for the three months ended December 31, 2003.

         Income (Loss) from Discontinued Operations. The Company generated a net loss from discontinued operations of $1,704,277, or $1.93 per share, for the three months ended December 31, 2004, as compared to a net income of $104,404, or $0.10 per share, for the three months ended December 31, 2003. As a result of the Board's decision in February 2005 to terminate all operations in Suriname, and hence all of the Company's current casino operations, the financial statements of the Company reflect all results of operations of SLC and GTL as discontinued operations. The loss from discontinued operations during the current year's period resulted primarily from (i) the recording of a reserve of approximately $3,100,000 for the impairment of Suriname casino assets, including approximately $2,600,000 of unamortized leasehold improvements, caused by the eviction of SLC from the premises where it operated and (ii) a $1,200,000 reserve for estimated future expenditures recorded by the Company which includes approximately $900,000 related to contractual obligations and other costs of termination and $100,000 related to moving, storage and security costs. The actual income from operating activities, excluding reserves, of the Company's two casinos in Suriname during the three months ended December 31, 2004 was $673,688 as compared to $130,775 for the three months ended December 31, 2003. The better results during the current period were primarily due to (i) increased revenues of approximately $467,000 at the Suriname Palace casino during the current period, (ii) a reduction in depreciation expense of approximately $120,000 as a result of 5-year assets which became fully depreciated prior to the current period, and (iii) net operating income of approximately $90,000 generated at the newly operated Golden Tulip casino. The current years loss from discontinued operations also includes a reduction in minority interest of $1,920,477 representing 50% of the $3,840,954 net loss generated by SLC which includes the approximate $4,300,000 reserves recorded by SLC. The Company has management control of the Suriname Palace casino joint venture company in which it owns a 50% equity interest. As such, the Suriname Palace casino's operations are consolidated with those of the Company and a minority interest is recorded for the 50% interest held by the Company's joint venture partner. For the three months ended December 31, 2003, the joint venture company generated net after tax income of $52,742 and the Company recorded a minority interest equal to 50% of such amount, or $26,371.

                Comparison of Six Months Ended December 31, 2004
                      to Six Months Ended December 31, 2003

         Net Loss. The Company generated a net loss of $2,098,510, or $2.38 per share, for the six months ended December 31, 2004, as compared to a net loss of $726,845, or $0.68 per share, for the six months ended December 31, 2003. The greater loss during the current year's period resulted primarily from (i) the recording of a reserve for the impairment of Suriname casino assets caused by the eviction of SLC from the premises where it operated and (ii) the reserve for estimated future expenditures recorded by the Company as a result of the Board's decision to terminate all operations in Suriname and account for such results as discontinued operations.


          General and Administrative Expenses. For the six months ended December 31, 2004, general and administrative expenses were $393,711 representing general corporate overhead. General and administrative expenses were $469,018 for the six months ended December 31, 2003. The reduction in the current year expenses of approximately $75,000 or 16% is primarily attributable to lower consulting and legal and professional fees.

         Salaries and Bonuses. Salaries and bonuses remained relatively constant and were $287,796 for the six months ended December 31, 2004 as compared to $286,148 for the six months ended December 31, 2003

         Income (Loss) from Discontinued Operations. The Company generated a net loss from discontinued operations of $1,417,003, or $1.61 per share, for the six months ended December 31, 2004, as compared to a net income of $28,321, or $0.03 per share, for the six months ended December 31, 2003. As a result of the Board's decision in February 2005 to terminate all operations in Suriname, and hence all of the Company's current casino operations, the financial statements of the Company reflect all results of operations of SLC and GTL as discontinued operations. The loss from discontinued operations during the current year's period resulted primarily from (i) the recording of a reserve of approximately $3,100,000 for the impairment of Suriname casino assets, including approximately $2,600,000 of unamortized leasehold improvements, caused by the eviction of SLC from the premises where it operated and (ii) a $1,200,000 reserve for estimated future expenditures recorded by the Company which includes approximately $900,000 related to contractual obligations and other costs of termination and $100,000 related to moving, storage and security costs. The actual income from operating activities, excluding reserves, of the Company's two casinos in Suriname during the six months ended December 31, 2004 was $1,136,934. Operating activities for the six months ended December 31, 2003 produced a loss of $65,986. The better results during the current period were primarily due to (i) increased revenues of approximately $900,000 at the Suriname Palace casino during the current period, (ii) a reduction in depreciation expense of approximately $190,000 as a result of 5-year assets which became fully depreciated prior to the current period, and (iii) net operating income of approximately $90,000 generated at the newly operated Golden Tulip casino. The current years loss from discontinued operations also includes a reduction in minority interest of $1,744,505 representing 50% of the $3,489,010 net loss generated by SLC which includes the approximate $4,300,000 reserves recorded by SLC. The Company has management control of the Suriname Palace casino joint venture company in which it owns a 50% equity interest. As such, the Suriname Palace casino's operations are consolidated with those of the Company and a minority interest is recorded for the 50% interest held by the Company's joint venture partner. For the six months ended December 31, 2003, the joint venture company generated a net loss of $188,614 and the Company recorded a reduction to minority interest equal to 50% of such amount, or $94,307.

LIQUIDITY AND CAPITAL RESOURCES

         Since August 1999, the Company's almost sole recurring source of cash, exclusive of loans and securities sales, was the cash payments from SLC which is the joint venture entity that owns the Suriname casino. Cash payments from SLC to LWSI, Parbhoe or their affiliates have been made by SLC, under the management control of Dorsett, the Company's subsidiary, according to a cash allocation priority established under the parties' Joint Venture Agreement. Such payments were initially allocated to management fees and the repayment of construction costs and other loans and interest. As of December 31, 2004, all loans had been repaid by SLC in full and all distributions were currently first used to pay management fees to Dorsett and then allocated equally to the two venture partners. Significant disputes and litigation have arisen between Parbhoe and the Company and its affiliates, and a Suriname Court has held the lease agreement to be unenforceable by SLC, a decision which was annulled on appeal, but after a new legal proceeding commenced by Dim in August 2004, on November 11, 2004 the lower court issued a new order of eviction of SLC from its premises at the Plaza Hotel which took place on January 1, 2005. As such, no additional cash distributions from the operations of SLC are expected.

         The Sakhalin Project has consistently generated cash losses for the Company. Under an agreement entered into in April 2003, the Company transferred one half of its leasehold rights to a third party, and is currently negotiating for the disposal of its remaining interests in the Project.

         On December 31, 2004, the Company had a working capital deficit of approximately $1,700,000. Included in this working capital deficit is approximately $2,776,000 of liabilities relating to amounts recorded as payable to Parbhoe, its joint venture partner in SLC. The Company believes that the likelihood of being held responsible for making payment on any liabilities currently recorded as due to Parbhoe are remote. This is because the Suriname Court found that Parbhoe, which leased the casino premises to SLC from which it was evicted, did not have title to the hotel and therefore the lease was unenforceable. The Company believes that if the appeal of the eviction is unsuccessful, the amounts owed by Parbhoe to SLC, Dorsett and LWSI for damages will be in excess of any amounts claimed by Parbhoe to be due to it. The Company is investigating what legal actions it will take with respect to its claims against Parbhoe. There is no assurance that the Company will be successful in its efforts to recover from Parbhoe the losses it has suffered as a result of the eviction nor to offset against Parbhoe's claims the amount of such losses.

         The Company entered into a Stock Purchase and Sale Agreement dated February 21, 2005, with a local Surinamese businessman for the sale of all of its shares of capital stock in GTL for $500,000. The Company has received $200,000 of such purchase price to date and has been informed by the buyer that the remaining balance will be paid within the next 2 weeks.

         The Company believes that its current cash available on December 31, 2004 together with the proceeds it has and expects to receive from the sale of GTL stock and the Sakhalin property will provide sufficient cash to continue in business and to seek new opportunities in the gaming industry for at least the next 12 months.

         Off-Balance Sheet Arrangements. The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 3.      CONTROLS AND PROCEDURES

         An evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13(a) - 15(e) and 15(d) - 15(e)) as at the end of the fiscal quarter on December 31, 2004, show such controls and procedures to be adequate. As a result of the termination of operations in Suriname, the consequent reduction in personnel and the relocation of its management and administrative staff, the Company is currently reevaluating the controls and procedures of its discontinued operations.

PART II.  OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

         See (Note D) "Commitments and contingencies" to the financial statements included herein for a description of litigation pending in Suriname.

ITEM 5.       OTHER INFORMATION

         In connection with the preparation of this Form 10-QSB, the Company has determined estimates of the charges that it will incur in connection with the termination of its operations in Suriname as described in the report on Form 8-K filed February 25, 2005. As set forth in "Note E" to the financial statements and as described in Item 2, Management's Discussion and Analysis, the Company has set forth herein an estimate of the amount or range of amounts of the charges that will result from future expenditures related to its exit plan from Suriname and the impairment of the assets involved in the Suriname operation.

ITEM 6.       EXHIBITS AND REPORTS

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


                                  LOTTERY & WAGERING SOLUTIONS INC.
                                           (Registrant)



Date:  March 24, 2005             By:  /s/ Dallas R. Dempster
                                      ------------------------------------------
                                           Chief Executive Officer and President


                                  By:  /s/ Miles R. Greenberg
                                      ------------------------------------------
                                           Chief Financial Officer